Form 10-K
ERIE FAMILY LIFE INSURANCE CO
filed 1995-03-27
CIK 33416

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1994 - Commission file number 2-39458


                      ERIE FAMILY LIFE INSURANCE COMPANY
            (Exact name of registrant as specified in its charter)


       PENNSYLVANIA                                     25-1186315
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


100 Erie Insurance Place, Erie, Pennsylvania                       16530
  (Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code            (814) 870-2000

Securities registered pursuant to Section 12 (b) of the Act:

Securities registered pursuant to Section 12 (g) of the Act:


                                Common Stock
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                            Yes   X  .  No _____.


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.


       Outstanding common stock at December 31, 1994 - 3,150,000 shares

The common stock is the only class of stock which the Registrant is presently authorized to issue.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference into Parts II and IV.

                                    PART I


ITEM 1.  BUSINESS

      Erie Family Life Insurance Company (hereinafter referred to as "The Company", the "Registrant" or "Erie Family Life") was incorporated in the state of Pennsylvania on May 23, 1967 and commenced business on September 1, 1967. The Company is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life. Erie also sells individual and group annuities.

  Products

      The Company's portfolio of life insurance includes the usual forms of permanent life, endowment and term policies, including whole life, family income, mortgage and decreasing term, group insurance, and universal life. In terms of face value, new life business issued in 1994 had a ratio of 3:1 of term insurance to whole life coverage.

      Life insurance premiums and annuity deposits have been the primary sources of cash inflows for the Company.


                          Classes of Life Insurance
                          Percentage of Total Sales


                                         For the year ended December 31,

   Class                               1994    1993    1992    1991    1990

   Ordinary Life (including Total
   and Permanent Disability and
    Additional Accidental Death)       92.1%   92.3%   91.9%   92.1%   91.9%
    Group                               7.9     7.7     8.1     7.9     8.1
                                      100.0%  100.0%  100.0%  100.0%  100.0%

      Certain elements of revenue and expense reflect the requirements of Financial Accounting Standard (FAS) 97. FAS 97 prescribes a uniform method by which life insurance companies record certain long-term contracts, specifically annuities, universal life, and other interest sensitive products. This method involves separating the premium income into the "premium" portion (shown in the sales figures) which represents insurance protection purchased, and the "deposit" portion, which represents funds to be held at interest for future uses. Under this standard, the latter portion of the premium income is accounted for using methods applicable to comparable "interest bearing obligations" of other types of financial institutions.

      Structured Settlement annuities sold to affiliate companies represent $11,431,965 in annuity deposits in 1994, $7,516,908 in 1993 and $9,307,063 in 1992. Also included in the annuity deposits are annuity contracts purchased by the Erie Insurance Group Retirement Plan for Employees. These annuity contracts purchased totaled $8,880,714 in 1994 and $2,648,425 in 1992.

                             Classes of Deposits
                                Total Deposits

                                        For the year ended December 31,

     Class                  1994         1993         1992         1991         1990

Universal Life Deposit  $ 7,482,156  $ 6,130,390  $ 5,543,162  $ 4,560,411  $ 3,461,648
Annuity Deposit          62,048,541   50,550,323   53,526,178   44,040,442   26,221,282
                        $69,530,697  $56,680,713  $59,069,340  $48,600,853  $29,682,930


    The Registrant reinsures with other insurance companies the portion of the insurance coverage above acceptable retentions. Beginning October 1, 1989, the retention limit on an acceptable risk was increased to $225,000 on each individual life written. Prior to 1989, the limit was $125,000.

    The Company reinsures under a number of different reinsurance agreements. The primary purpose of reinsurance is to enable the Company to write a policy in an amount larger than the risk it is willing to assume for itself. The secondary purposes are to receive commissions on the reinsurance ceded and in some instances to participate in the profits of the reinsured business by way of an "experience rating refund".

  Marketing

    The Company markets its products through independent agents throughout Pennsylvania, Maryland, Virginia, West Virginia, Ohio, Indiana, Tennessee, North Carolina and the District of Columbia. The policies sold are evaluated by the Company's Underwriting Department which selects or declines applicants for insurance. Premium on policies which are accepted may be standard or rated, depending on the nature of the risk.

  Competition

    The Company operates in a highly competitive field which consists of many stock and mutual insurance companies. A large number of established insurance companies compete in states in which the Company transacts business and many of these companies offer more diversified lines of insurance coverage and have substantially greater financial resources than does the Company. Competition is based primarily on price and availability of insurance products, while considering the financial strength of the Company.

  Insurance Regulation

    The Company is subject to supervision and regulation by the insurance departments of the states in which it does business. Although the extent of the regulation varies from state to state, generally the supervisory agencies are vested with broad administrative powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, licensing of agents, approval of policy forms, deposits of security for the benefits of policy owners and investments and maintenance of specified reserves and capital, all designed primarily for the protection of policy owners. In accordance with the rules of the National Association of Insurance Commissioners, the Company has been examined every four years by one or more of the state supervisory agencies. The latest such examination of the Company was conducted by the Pennsylvania and Ohio Insurance Departments and covered the four years ended December 31, 1990.

    The Commonwealth of Pennsylvania has adopted the minimum risk-based capital requirements on domestic insurance companies that were developed by the National Association of Insurance Commissioners (NAIC). The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. These formulas determine a ratio of the company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels and ratios are as follows.

                                         Ratio of Total Adjusted Capital to
                                         Authorized Control Level Risk-Based
        Regulatory Event                 Capital (Less Than or Equal to)

        Company action level             2 (or 2.5 with negative trends)
        Regulatory action level          1.5
        Authorized control level         1
        Mandatory control level           .7

    Erie Family Life has regulatory total adjusted capital of $56 million and $51 million at December 31, 1994, and 1993, respectively, and a ratio of total adjusted capital to authorized control level risk-based capital of 5.8 and 5.7 at December 31, 1994, and 1993, respectively. These levels far exceed the minimum risk-based capital requirements.

    At the Annual Meeting of Stockholders held on May 26, 1994, the Stockholders approved a proposal to redomesticate the Company to Indiana from its current domiciliary state of Pennsylvania. The redomestication approved by the Stockholders is subject to regulatory approval by the states of Pennsylvania and Indiana. The Company is still awaiting regulatory approval from the state of Indiana.

    The purpose for the redomestication was to eliminate the requirement for the payment by the Company of retaliatory premium taxes on nonqualified annuities because of the imposition of a 2% annuity tax in Pennsylania.

  Life Reserves

    In accordance with generally accepted accounting principles (GAAP), the Company is required to establish and maintain as liabilities, actuarial reserves to meet its obligations on life insurance policies and annuities. These reserves are amounts which, with additions from premiums to be received on outstanding policies and with interest on such reserves compounded annually at certain assumed rates, are calculated to be sufficient to meet policy obligations at death or maturity in accordance with the mortality tables employed when the policies are issued.

The interest factors used in the computation of insurance reserves are:

                            Basis of Assumption

 Years of   Policy
   Issue     Type         Interest             Mortality             Withdrawal

1967-1975  All Life   4% graded to 3 1/2%    1955-60 Basic           Modified
                                             Select Plus Ultimate    Linton B

1976-1980  All Life   6% graded to 4%        1955-60 Basic           Linton B
                                             Select Plus Ultimate

1981-1988  Permanent  7 1/4% graded to 6%    85% of 1965-70          150% of
           Life                              Select and Ultimate     Linton A

1981-1988  Other      7 1/4% graded to 6%    85% or 90% of           Pricing
           Life                              1965-70 Select and      Assumptions
                                             Ultimate

1988-1994  All Life   7% graded to 6%        Multiple of 1965-70     Pricing
           and Annual                        Select and Ultimate     Assumptions
           Renewable
           Term

1987-1994  Universal  7 1/2% graded to 6%    85% or 90% of           Pricing
           Life                              1965-70 Select and      Assumptions
                                             Ultimate

  Investments

        In accordance with standard insurance practice, the Registrant invests its funds principally in corporate bonds and preferred and common stocks. In 1994, the Company's real estate held for investment purposes constituted 0.4% of the Company's total assets while mortgage loans accounted for 1.4% and Other Invested Assets accounted for 0.4%. The Registrant owns no real property and no tangible personal property used in the operation of its business except office supplies and forms. The real estate owned by the Company is leased to an affiliate, Erie Indemnity Company (EIC), for rentals of $423,120 per year through December 31, 1995. Also, on January 12, 1989, the Company made a first mortgage loan to EIC in the amount of $2,500,000. The proceeds of the loan were used to purchase and construct a branch office facility. The mortgage note was paid in full on June 3, 1994. In addition, the Company makes policy loans to its policyholders, and at December 31, 1994, such policy loans constituted 0.6% of the Registrant's total assets.
        Annual increases in the number and
        dollar amount of policy loans, generally, will vary with changes in short term rates of interest. When short term rates are high, policy loans are also expected to increase.

        Subject to certain laws that prescribe the nature, quality and percentage of the various types of investments which may be made by insurance companies, the Company manages its investments to meet diversification, yield and liquidity objectives.

  Employees

        Services of seventy-seven full-time employees are provided through an affiliate, Erie Indemnity Company. All employees are salaried and nine are officers. These employee expenses along with other operating expenses are paid by the Erie Indemnity Company and reimbursed on a monthly basis. None of the employees are covered by collective bargaining agreements and the Erie Indemnity Company believes its employee relations are satisfactory.

  Other Data

                    The Company's Lapse Rate for 1994 was 8.4%.

                    Reinsurance Profitability - Not Applicable.

                    New Types of Insurance - Not Applicable.

                    Total Insurance In Force for the last five years Net of Reinsurance was:

                             1994 - $7,481,537,000
                             1993 - $6,428,223,000
                             1992 - $5,545,197,000
                             1991 - $4,678,254,000
                             1990 - $3,866,244,000

ITEM 2.  PROPERTIES

The Registrant owns no real property and no tangible personal property used in the operation of its business except office supplies and forms. The Registrant does, however, own real property for investment purposes as outlined under ITEM 1 - INVESTMENTS. The executive and administrative offices of the Registrant are located in the headquarters office of Erie Insurance Group in Erie, Pennsylvania. The Registrant pays other members of the group an amount determined by an arm's length agreement for office space and for the use of facilities, equipment and services.


ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted for vote to stockholders during fourth quarter 1994.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        Currently there is no market on which the Registrant's stock is traded. The Company had 1,153 recordholders of Common Stock at December 31, 1994.

   Date Dividends Declared         Date Dividends Paid      Dividends per Share

   January 17, 1993                April 1, 1993                  .275
   March 31, 1993                  July 1, 1993                   .275
   June 21, 1993                   October 1, 1993                .275
   September 27, 1993              January 1, 1994                .275
   March 1, 1994                   April 1, 1994                  .30
   March 1, 1994                   July 1, 1994                   .30
   July 21, 1994                   October 1, 1994                .30
   September 29, 1994              January 1, 1995                .30

ITEM 6.  SELECTED FINANCIAL DATA

The information contained in "Selected Financial Data" on Page 13 of the Company's Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The information set forth on pages 13 through 17 of the Company's 1994 Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 1994 Financial Statements and the report of the registrant's independent accountants on pages 18 through 25 of the Company's 1994 Annual Report are incorported herein by reference, as is the unaudited information set forth in the Notes to the Financial Statements under the caption "Unaudited Quarterly Summary of Operations" on page 25.


ITEM 9.  CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                              Present Principal Position with Erie
Name and Age                  Family Life and Other Material Positions
as of 12/31/94                Held During the Last Five Years

Samuel P. Black, Jr. 1        Director since 1967.  Chairman, Samuel P. Black & Associates, Inc.-
     92                       Insurance Agency, Erie, PA.  Director--Erie Insurance Company,
                              Flagship City Insurance Company, Erie Insurance Property &
                              Casualty Company and Erie Indemnity Company, Attorney-in-Fact
                              for Erie Insurance Exchange.

J. Ralph Borneman, Jr.        Director since 1992.  President and Chief Executive Officer of Body-
     56                       Borneman Associates Inc. (Insurance Agency).  President Body-
                              Borneman, Ltd. and Body-Borneman, Inc.  Director--Erie Insurance
                              Company, Erie Indemnity Company, Attorney-in-Fact for Erie
                              Insurance Exchange, Erie Insurance Company of New York and
                              National Penn Bankshares.

John J. Brinling, Jr.         Executive Vice President of the Company since December
     47                       1990.  Division Officer 1984-present.

Robert H. Dreyer              Senior Vice President of the Company since 1990.  Chief
     57                       Actuary 1983-Present.

Philip A. Garcia              Senior Vice President and Controller and Division Officer since
     38                       October 1993.  Vice President and Manager of the Life Accounting
                              Department of the Company prior to 1993.

Susan Hirt Hagen 1,*          Director since 1980.  Managing Partner, Hagen, Herr &
     59                       Peppin, Consultants in Group Relations since 1990, Consultant in
                              Conflict Management 1987-1990; Director--Erie Insurance Company
                              and Erie Indemnity Company, Attorney-in-Fact for Erie Insurance
                              Exchange.

Thomas B. Hagen *             Secretary of Commerce, Commonwealth of Pennsylvania, since January
     59                       1995; Chairman, Hagen & Company, business consultants, since 1994;
                              Special Consultant to the Chairman of the Board of
                              the Erie Indemnity Company,  Attorney-in-Fact  for
                              the Erie Insurance Exchange from September 1993 to
                              February  1995;  Chairman  of the  Board and Chief
                              Executive  Officer of the Erie Indemnity  Company,
                              Attorney-in-Fact  for the Erie Insurance Exchange,
                              Erie  Family  Life  Insurance   Company  and  Erie
                              Insurance  Company  from  November  1990,  and  of
                              Flagship City Insurance Company and Erie Insurance
                              Property & Casualty Company,  since 1992 and 1993,
                              respectively,  to September 1993; President of the
                              Erie Indemnity Company,  Attorney-in-Fact  for the
                              Erie Insurance Exchange and Erie Insurance Company
                              and Executive  Vice  President of Erie Family Life
                              Insurance  Company  from  1982 to  November  1990;
                              Director,     the    Erie    Indemnity    Company,
                              Attorney-in-Fact  for the Erie Insurance  Exchange
                              and  Erie   Insurance   Company,   General  Public
                              Utilities  Corporation  and  Erie  Small  Business
                              Investment  Company;  Director,  the former  First
                              National Bank of  Pennsylvania  and First National
                              Pennsylvania Corporate 1985-1992.

 1     Member of Executive Committee
 2     Member of Audit Committee
 C     Committee Chairman
 *     F. William Hirt is the brother of Susan Hirt Hagen and the brother-in-law of
       Thomas B. Hagen.  Susan Hirt Hagen is the wife of Thomas B. Hagen.


                         Present Principal Position with Erie
Name and Age             Family Life and Other Material Positions
as of 12/31/94           Held During the Last Five Years

F. William Hirt 1C,*     Chairman of the Board.  Director since 1967.  Chairman of the
    69                   Board of the Erie  Insurance  Company,  Erie  Indemnity
                         Company,  Attorney-in-Fact for Erie Insurance Exchange,
                         and Erie Insurance Company of New York.  Director--Erie
                         Insurance  Company,  Flagship City  Insurance  Company,
                         Erie  Indemnity  Company,   Attorney-in-Fact  for  Erie
                         Insurance Exchange,  Erie Insurance Property & Casualty
                         Company, Erie Insurance Company of New York and Integra
                         Financial.

Thomas H. Hubbard        Director since 1967.  Financial Consultant,
    71                   Butcher & Singer--Division of Wheat First Securities, Ashtabula,
                         Ohio--September 1990-April 1991.  Vice President, Parker/ Hunter,
                         Inc., Investments, Ashtabula, Ohio 1976-1990.  Partner in Markko
                         Vineyard, Conneaut, Ohio since 1968.  Director--Erie Insurance
                         Company and Erie Indemnity Company, Attorney-in-Fact for Erie
                         Insurance Exchange.

Stephen E. Jones, Esq.   Director since 1967.  Rear Admiral USNR(Ret.)
    88                   of Counsel, Knox McLaughlin Gornall & Sennett, P.C., Erie, PA.
                         Director-Erie Insurance Company, Erie Indemnity Company,
                         Attorney-in-Fact for Erie Insurance Exchange and Erie Plastics,
                         Corry, PA.

Dr. Irvin H. Kochel 2    Director since 1970.  Assistant Vice President
    71                   Emeritus, The Pennsylvania State University, Erie, PA.  Director--
                         Erie Insurance Company and Erie Indemnity Company, Attorney-
                         in-Fact for Erie Insurance Exchange.

Edmund J. Mehl 1,2C      Director since 1969.  Retired Chairman and Chief Executive Officer,
    70                   Dispatch  Printing, Inc., Erie, PA.  Director-- Erie
                         Insurance Company and Erie Indemnity Company,
                         Attorney-in-Fact for Erie Insurance Exchange,
                         Flagship City Insurance Company and Erie Insurance
                         Property & Casualty Company and Erie Insurance
                         Company of New York.

    1 Member of Executive Committee
    2 Member of Audit Committee
    C Committee Chairman
    * F. William Hirt is the brother of Susan Hirt Hagen and the brother-in-law of Thomas B. Hagen. Susan Hirt Hagen is the wife of Thomas B. Hagen.


                         Present Principal Position with Erie
Name and Age             Family Life and Other Material Positions
as of 12/31/94           Held During the Last Five Years

John M. Petersen 1       President and Chief Executive Officer.  Director since 1980.
    66                   President and Chief Executive Officer of the Erie Insurance
                         Company, and Erie Indemnity Company, Attorney-in-Fact for Erie
                         Insurance Exchange.  Chairman, President and Chief Executive
                         Officer of the Flagship City Insurance Company, Erie Insurance
                         Property & Casualty Company, Erie Insurance Company of New
                         York, E.I. Holding Corp. and E.I. Service Corp.  Director--Erie
                         Insurance Company, Flagship City Insurance Company, Erie
                         Indemnity Company, Attorney-in-Fact for Erie Insurance
                         Exchange, Erie Insurance Property & Casualty Company, Erie
                         Insurance Company of New York, E.I. Service Corp., E.I. Holding
                         Corp., Spectrum Control, Inc., and Gallery of History.

Bruno Pisano             Vice President and Manager of the Policy
    45                   Processing and Systems Department of the Company since 1988.

Seth E. Schofield        Chairman of the Board and Chief Executive Officer, USAir,
    55                   Inc. since July 1992; President and Chief Executive Officer, USAir,
                         Inc. from June 1991 to July 1992; President and Chief Operating
                         Officer, USAir, Inc. from June 1990 to June 1991; Executive Vice
                         President, USAir, Inc. from 1989 to June 1990; Chairman of the
                         Board and a Director, Greater Pittsburgh Chamber of Commerce;
                         Director, USAir, Inc., the Erie Indemnity Company, Attorney-in-
                         Fact for Erie Insurance Exchange, Erie Insurance Company, PNC
                         Bank, N.A., Greater Washington Board of Trade, Flight Safety
                         Foundation and USX Corporation.

Thomas M. Sider          Executive Vice President and Chief Financial Officer of the
    45                   Company since October 1993.  Executive Vice President and Chief
                         Financial Officer of the Erie Insurance Company, Erie Indemnity
                         Company, Attorney-in-Fact for Erie Insurance Exchange, Flagship
                         City Insurance Company, Erie Insurance Company of New York,
                         and Erie Insurance Property & Casualty Company.  Treasurer of
                         the E.I. Holding Corp. and E.I. Service Corp.  Director--Flagship
                         City Insurance Company, Erie Insurance Property & Casualty
                         Company, E.I. Holding Corp., Erie Insurance Company of New
                         York and E.I. Service Corp.

    1 Member of Executive Committee


                         Present Principal Position with Erie
Name and Age             Family Life and Other Material Positions
as of 12/31/94           Held During the Last Five Years

Jan R. Van Gorder 1      Senior Executive Vice President, Secretary and General
    47                   Counsel since 1990.  Director since September 1990.  Senior
                         Executive Vice President, Secretary and General Counsel of the
                         Erie Insurance Company, Erie Insurance Property & Casualty
                         Company, Flagship City Insurance Company, Erie Insurance
                         Company of New York and Erie Indemnity Company, Attorney-in-
                         Fact for Erie Insurance Exchange.  Secretary of the E.I. Holding
                         Corp. and E.I. Service Corp.  Director--Erie Insurance Company,
                         Flagship City Insurance Company, Erie Insurance Property &
                         Casualty Company, Erie Insurance Company of New York, Erie
                         Indemnity Company, Attorney-in-Fact for Erie Insurance
                         Exchange, E.I. Holding Corp. and E.I. Service Corp.

Douglas F. Ziegler       Senior Vice President, Treasurer and Chief Investment Officer
    44                   of  the  Company  since   October  1993.   Senior  Vice
                         President,  Treasurer and Chief  Investment  Officer of
                         the Erie Insurance  Company,  Erie  Indemnity  Company,
                         Attorney-in-Fact for Erie Insurance Exchange,  Flagship
                         City Insurance  Company and Erie  Insurance  Property &
                         Casualty Company.

    1 Member of Executive Committee

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth the annual compensation paid by the Company during each of the three fiscal years ended December 31, 1994 to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company during 1994 for services rendered in all capacities to the Company and its affiliates.

        The amounts listed in the table below represent the total compensation paid to the listed executives by the Erie Insurance Group. The Erie Insurance Group includes the Company, Erie Indemnity Company and its subsidiaries and Erie Insurance Exchange and its subsidiary. The amount of total compensation allocated to the registrant is as follows: John M. Petersen - 10%, Jan R. Van Gorder - 5%, Thomas M. Sider - 10%, Stephen A. Milne - 0%, John J. Brinling, Jr.
- 100%.

                              Annual Compensation

Name and                                          Other Annual   All Other
Principal Position   Year      Salary    Bonus     Compensation  Compensation(1)

John M. Petersen     1994      $725,363  $74,993      $8,100        $69,058
President & Chief    1993       427,379   94,643       5,383         10,828
Executive Officer    1992       391,914   40,893       4,866        221,480

Jan R. Van Gorder    1994      $287,682  $25,590      $1,029        $14,834
Executive Vice       1993       261,769   18,981         642         14,853
President, Secretary 1992       242,452   11,173         642         12,200
& General Counsel

Thomas M. Sider      1994      $199,289  $22,571        $941        $21,109
Executive Vice       1993       168,243   17,604          66         20,836
President & Chief
Financial Officer

Stephen A. Milne     1994      $198,752  $34,943        $965         $4,433
Executive Vice
President - Insurance
Operations(2)

John J. Brinling,    1994      $185,605  $19,527        $877        $22,682
Jr., Executive       1993       164,530   19,712         642         22,006
Vice President of    1992       147,973   14,616         642         22,011
EFL

(1) Amounts shown include matching contributions made by the Company pursuant to the Company's Employee Savings Plans and premiums paid by the Company on behalf of the named individuals on Split Dollar Life insurance policies. For the year 1994, contributions made to the Employee Savings Plans amounted to $17,500, $6,190, $4,788, $4,433 and $4,478 on behalf of Messrs. Petersen, Van
               Gorder, Sider, Milne and Brinling, respectively. For the year 1993, contributions made to the Employee Savings Plans amounted to $10,828, $5,917, $4,467 and $3,748 on behalf of Messrs.
               Petersen, Van Gorder, Sider and Brinling, respectively. For the year 1992, contributions made to the Employee Savings Plans amounted to $4,364,

               $4,364 and $3,807 on behalf of Messrs. Petersen, Van Gorder and Brinling, respectively. Premiums paid during 1994 for Split Dollar Life insurance policies for Messrs. Petersen, Van Gorder, Sider, Milne and Brinling, respectively, are as follows: $51,558, $8,644, $16,321, $0 and $18,204.
               Premiums paid during 1993 for Split Dollar Life insurance policies for Messrs. Petersen, Van Gorder, Sider and Brinling, respectively, are as follows: $0, $8,936, $16,369 and $18,258. Premiums paid during 1992 for Split Dollar Life insurance policies for Messrs. Petersen, Van Gorder and Brinling, are as follows: $217,116, $7,836 and $18,204. The Company is entitled to recover the premiums from any proceeds paid on such Split Dollar Life insurance policies and has retained a collateral interest in each policy to the extent of the premiums paid with respect to such policies.

(2)            Mr. Milne became an officer of the Company on January 11, 1994.
               Mr. Milne had been previously employed by the Company; his last position with the Company at that time was Senior Vice President Agency Division, a position he held from 1988 to 1991.

Stock Options and Stock Appreciation Rights

        The Company does not have a stock option plan, nor has it ever granted any stock option or stock appreciation right to any of the persons named in the Summary Compensation Table.

Pension Plan

        The following table sets forth the estimated annual benefits payable upon retirement at age 65 under the Erie Insurance Group Retirement Plan for Employees.

                            PENSION PLAN TABLE

                                     Years of Service
Remuneration            15       20        25        30             35
 $ 125,000          $ 37,500  $ 50,000  $ 62,500  $ 75,000       $ 75,000
   150,000            45,000    60,000    75,000    90,000         90,000
   175,000            52,500    70,000    87,500   105,000        105,000
   200,000            60,000    80,000   100,000   120,000        120,000
   225,000            67,500    90,000   112,500   135,000        135,000
   250,000            75,000   100,000   125,000   150,000        150,000
   300,000            90,000   120,000   150,000   180,000        180,000
   400,000           120,000   160,000   200,000   240,000        240,000
   450,000           135,000   180,000   225,000   270,000        270,000
   500,000           150,000   200,000   250,000   300,000        300,000
   550,000           165,000   220,000   275,000   330,000        330,000
   600,000           180,000   240,000   300,000   360,000        360,000
   650,000           195,000   260,000   325,000   390,000        390,000
   700,000           210,000   280,000   350,000   420,000        420,000
   750,000           225,000   300,000   375,000   450,000        450,000
   800,000           240,000   320,000   400,000   480,000        480,000
   850,000           255,000   340,000   425,000   510,000        510,000
   900,000           270,000   360,000   450,000   540,000        540,000
   950,000           285,000   380,000   475,000   570,000        570,000
 1,000,000           300,000   400,000   500,000   600,000        600,000

      The compensation covered by such plan is the base salary reported in the Summary Compensation Table.

      Under the pension plan, credited years of service is capped at 30 years Credited years of service for each of the individuals named in the Summary Compensation Table is as follows: John M. Petersen - 30 years, Jan R. Van Gorder - 14 years, Thomas M. Sider - 24 years, Stephen A. Milne - 17 years and John J. Brinling, Jr. - 27 years.

  The benefits under such plan are computed on the basis of straight-life annuity amounts and a life annuity with a ten-year certain benefit. The benefits listed in the Pension Plan Table are not subject to deduction for Social Security or other offset amounts. The information in the foregoing table does not reflect certain limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"). Beginning in 1994, the Code prohibits the inclusion of earnings in excess of $150,000 per year (adjusted periodically for cost-of-living increases) in the average earnings used to calculate benefits. The Code also limits the maximum annual pension (currently $120,000, but adjusted annually for cost-of-living increases) that can be paid to each eligible employee.

Director Compensation

  In 1994, directors of the Company, other than directors who are also officers of the Company and who are not separately compensated for attendance at meetings of the Board of Directors and its committees, received an annual retainer of $13,000 for serving as such, plus $1,000 for each meeting attended and $800 for each committee meeting attended ($2,000 in the case of the chairperson of the committee). In addition, all directors are reimbursed for their expenses incurred in attending meetings. Effective January 1, 1995, the annual retainer for directors increased to $15,000, plus $1,200 for each meeting attended and $800 for each committee meeting attended (unless the committee meeting is held the same day as the Board of Directors meeting, for which committee meeting $500 will be paid) plus an additional $2,000 per year for each committee chairperson.

Compensation Committee Interlocks and Insider Participation

  Pursuant to Pennsylvania Insurance Holding Company laws, the Executive Compensation Committee (the Committee) of the Company's affiliate, Erie Indemnity Company, serves as the executive compensation committee of the Company. The Committee of the Company consists of Peter B. Bartlett, Chairman,
J. Ralph Borneman, Jr. and Seth E. Schofield. No member of the Committee is a former or current officer or employee of the Company or any of its affiliates. Furthermore, no executive officer of the Company serves as a member of a compensation committee of another entity one of whose executive officers serves on the Committee of the Company or as a director of the Company, nor does any executive officer of the Company serve as a director of another entity, one of whose executive officers serves on the Committee of the Company. Mr. Borneman is the President and a principal shareholder of Body-Borneman Associates, Inc., Body-Borneman, Inc. and Body-Borneman, Ltd., all of which are independent insurance agencies representing a number of insurers, including the Company and its insurance affiliates.

Report of the Executive Compensation Committee of the Company

  The Committee is charged with the duty of recommending to the Board of Directors the compensation of the three highest paid officers of the Company and such other officers as are determined by the Board of Directors, recommending to the Board of Directors all forms of bonus compensation
including  incentive programs that would  be   appropriate   for  the   Company
and  to   undertake   such  other responsibilities  as may be  delegated  to it
by the Board of Directors. The Committee is composed of three directors who are not officers or employees of the Company or any of its affiliates. The purpose of the Committee is to determine the level and composition of compensation that is sufficient to attract and retain top quality executives for the Company. It is the opinion of the Committee that the senior executives of the Company should receive compensation comparable to that paid by other insurers of comparable size and financial performance.

      The Committee has position descriptions for the four highest paid executives of the Company, including the chief executive officer, which define the responsibilities and duties of each position. The position descriptions also delineate the functional areas of accountability and the qualifications and skills required to perform such responsibilities and duties. The Committee then reviews the salary ranges for the chief executive officer and the other three highest paid senior executives, comparing the ranges to third party data compiled for similar positions with other insurers. The salary range defines the minimum and maximum level of compensation for the position. In reviewing the salary ranges for the four highest paid executives, including the chief executive officer, the Committee references Sibson's Management Compensation Survey published annually by Sibson & Company, which summarizes compensation data for 119 insurance companies. The data is reported by position and by company size, as ranked by premium volume. The Committee also uses compensation data obtained from the National Association of Independent Insurers annual survey on executive compensation and gathers data on other comparable insurers. The unique aspect of each position, its duties and responsibilities, the effect on the performance of the Company, the number of employees supervised directly and other criteria are also considered in setting the salary ranges. Adjustments to the salary ranges are made as warranted by the Committee's review.

      During 1994 the Committee conducted a special survey on the competitiveness of the total compensation, including base salary, annual bonus and other forms of short-term compensation, for the four highest paid executives of the Company.

      Hay Management Consultants, a management consulting firm, which specializes in compensation maters, was retained to conduct a study of total cash compensation for the Company's four highest paid executive positions. In addition, Sibson & Company, a management consulting firm, also undertook a study on the competitiveness of the Company's total cash compensation for the four highest paid executive officers based upon a selected group of peer companies. The information developed by Hay Management Consultants and Sibson & Company was used for adjusting compensation levels for the four highest paid executive positions.

      The level of compensation for each executive reflects his or her skills, experience and job performance. Normally, base salary will not be less than the minimum for the salary range. Executives with a broader range of skills, experience and consistently high performance with the Company may receive compensation slightly above the mid-point for the established salary range.

      A promotional salary increase may also be added to the executive's compensation when the executive assumes new responsibilities or has increased accountability for results. Significant changes in duties and responsibilities may result in a higher salary range.

      Compensation for the chief executive officer consists primarily of salary and bonus and minor perquisites which amount to less than 10% of the chief executive officer's salary and bonus. No long-term incentive plans (which provide incentives of performance occurring over longer periods of time) are currently utilized in determining the compensation of the chief executive officer. Stock options, stock appreciation rights and restricted stock are not currently part of the executive compensation package for any executive of the Company. The compensation for the chief executive officer is determined as previously outlined.

      Performance factors applicable to the Company, such as investment portfolio returns and overall company profitability as well as other factors are considered indirectly in evaluating the chief executive officer's performance. Such performance factors were considered in approving Mr. Petersen's 1994 compensation.

  Compensation of the next three most highly compensated individuals is determined by the Committee and is based upon the factors and processes enumerated, i.e., a determination of a salary range based upon market data and evaluation of the executive with respect to the executive's job description and his or her position within the salary range.

     Compensation of the next highest paid named executives (other than the four highest paid executives) is based upon the Company's established standard compensation policies and is not determined by the Committee. As with the chief executive officer and the next three most highly compensated executive officers, no long-term incentive plans are maintained for these executives.

                              EXECUTIVE COMPENSATION COMMITTEE


                              Peter B. Bartlett, Chairman
                              J. Ralph Borneman, Jr.
                              Seth E. Schofield

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)
                       Name & Address         Amount & Nature
      Title of          of Beneficial           of Beneficial     Percent of
       Class               Owner                 Ownership          Class

  12-31-94 $1.10     Erie Indemnity Company        681,300 (1)       21.6%(1)
     Par Value       100 Erie Insurance Place      Direct
  Common Stock       Erie, PA  16530

(b) Shares beneficially owned directly or indirectly by all Directors and Officers:

                      Name & Address          Amount & Nature
      Title of         of Beneficial            of Beneficial     Percent of
       Class              Owner                  Ownership          Class

  12-31-94 $1.10    Erie Insurance Exchange      1,644,300 (1)      52.2%(1)
     Par Value      100 Erie Insurance Place       Direct
  Common Stock      Erie, PA  16530

  12-31-94 $1.10    Samuel P. Black, Jr.            22,706            .72%
     Par Value      400 French St., Suite 100
  Common Stock      Erie, PA  16507

  12-31-94 $1.10    J. Ralph Borneman                  512            .02%
     Par Value      Box 552
  Common Stock      17 East Philadelphia Ave.
                    Boyertown, PA  19512

  12-31-94 $1.10    Susan Hirt Hagen                   100             --
     Par Value      5727 Grubb Rd.
  Common Stock      Erie, PA  16506

  12-31-94 $1.10    Thomas B. Hagen                 51,494           1.63%
     Par Value      5727 Grubb Rd.
  Common Stock      Erie, PA  16506

  12-31-94 $1.10    F. William Hirt                 55,678           1.77%
     Par Value      3270 Kingston Court S.
  Common Stock      Erie, PA  16506

  12-31-94 $1.10    Thomas H. Hubbard               23,683            .75%
     Par Value      Box 245
  Common Stock      Ashtabula, OH  44004-0245

  12-31-94 $1.10    Stephen E. Jones, Esq.          10,632            .34%
     Par Value      120 West 10th St.
  Common Stock      Erie, PA

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(Cont.)

(b) Shares beneficially owned directly or indirectly by all Directors and
    Officers:

                      Name & Address          Amount & Nature
      Title of          of Beneficial          of Beneficial     Percent of
       Class               Owner                 Ownership          Class

  12-31-94 $1.10     Dr. Irvin H. Kochel            2,723            .09%
     Par Value       4737 Reese Road
  Common Stock       Erie, PA  16510

  12-31-94 $1.10     Edmund J. Mehl                 4,050            .13%
     Par Value       504 Frontier Dr.
  Common Stock       Erie, PA  16505

  12-31-94 $1.10     John M. Petersen              31,450           1.00%
     Par Value       124 Voyageur Dr.
  Common Stock       Erie, PA  16505

  12-31-94 $1.10     Seth E. Schofield                600            .02%
     Par Value       2341 South Queen St.
  Common Stock       Arlington, VA  22202

  12-31-94 $1.10     Jan R. Van Gorder                 25             --
     Par Value       6796 Manchester Beach Road
  Common Stock       Fairview, PA  16415

  12-31-94 $1.10     John J. Brinling, Jr.            210            .01%
     Par Value       1522 Sumner Drive
  Common Stock       Erie, PA  16505

  12-31-94 $1.10     Robert H. Dreyer                 300            .01%
     Par Value       465 Hawthorne Trace
  Common Stock       Fairview, PA  16415

  12-31-94 $1.10     Philip Alan Garcia               425            .01%
     Par Value       786 Stockbridge Drive
  Common Stock       Erie, PA  16505

  12-31-94 $1.10     Bruno Pisano                     100             --
     Par Value       3119 French Street
  Common Stock       Erie, PA  16504

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(Cont.)

(b) Shares beneficially owned directly or indirectly by all Directors and
    Officers:

                      Name & Address          Amount & Nature
      Title of          of Beneficial          of Beneficial     Percent of
       Class               Owner                 Ownership          Class

  12-31-94 $1.10     Thomas M. Sider                  90              --
     Par Value       11810 Old Lake Road
  Common Stock       North East, PA  16428

  12-31-94 $1.10     Douglas F. Ziegler               90              --
     Par Value       378 Ridgeview Drive
  Common Stock       Erie, PA  16505

  12-31-94 $1.10     All officers and directors
     Par Value       as a group (18 persons)     204,868(2)         6.50%(2)
  Common Stock



    (1) Erie Insurance Exchange (the "Exchange") is a reciprocal insurance exchange controlled by its subscribers, each of whom has designated Erie Indemnity Company ("Indemnity") as such subscriber's attorney-in-fact for certain purposes, including Indemnity's holding of Common Stock of the Company. 76% of the outstanding voting stock of Erie Indemnity Company is owned beneficially by a trust established by
        H. O. Hirt, the father of F. William Hirt and Susan H. Hagen and the father-in-law of Thomas B. Hagen. Mr. Hirt and Mrs. Hagen are beneficiaries of the trust and are co-trustees with Mellon Bank, N.A. An additional 13.3% of indemnity stock is beneficially owned by Samuel P. Black, Jr.

    (2) Includes direct and indirect beneficial ownership and shares owned by and with spouses.


(c) There are no contractual arrangements known to the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Directors Black and Borneman are officers and principal shareholders of insurance agencies which receive insurance commissions in the ordinary course of business from Erie Family Life and its affiliates in accordance with such companies standard commission schedules and agents contracts.

                                         PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements of the registrant and the report of independent certified public accountants are incorporated herein by reference to pages 18 to 25 in the registrant's annual report to stockholders for the year ended December 31, 1994.

  Report of Independent Certified Public Accountants
  Balance Sheets - December 31, 1994 and 1993
  Statements of Income for the years ended December 31, 1994, 1993 and 1992 Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992 Statements of Stockholders' Equity for the years ended December 31, 1994,
     1993 and 1992
  Notes to Financial Statements

     (2) The following financial statement schedules are included in this report on FORM 10-K:

                                                                 Page

         Report of Independent Certified Public
         Accountants on Schedules                                 23

         Schedule I - Summary of Investments other than
         investments in related parties                           24

         Schedule III - Supplementary Insurance Information       25

         Schedule IV - Reinsurance                                26


      All  other  schedules  for  which  provision  is  made  in the  applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

   (3)   Exhibits:

         Exhibit 13 - Annual Report to Stockholders

         Exhibit 27 - Financial Data Schedule

      All exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(b) No reports on Form 8-K have been filed or were required to be filed during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 2, 1995         ERIE FAMILY LIFE INSURANCE COMPANY
                             (registrant)


                              Principal Officers


                             /s/ F. William Hirt
                    F. William Hirt, Chairman of the Board


                             /s/ John M. Petersen
                    John M. Petersen, President and C.E.O.

                             /s/ Thomas M. Sider
               Thomas M. Sider, Executive Vice President & CFO

                            /s/ Philip A. Garcia
             Philip A. Garcia, Senior Vice President & Controller


                              Board of Directors


      Samuel P. Black, Jr.                             Stephen E. Jones

    /s/ J. Ralph Borneman                            /s/ Dr. Irvin H. Kochel
      J. Ralph Borneman                                Dr. Irvin H. Kochel

                                                     /s/ Edumnd J. Mehl
      Susan Hirt Hagen                                 Edmund J. Mehl

                                                     /s/ John M. Petersen
      Thomas B. Hagen                                  John M. Petersen

    /s/ F. William Hirt                              /s/ Seth E. Schofield
      F.William Hirt                                   Seth E. Schofield

                                                     /s/ Jan R. Van Gorder
      Thomas H. Hubbard                                Jan R. Van Gorder

                   INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders
Erie Family Life Insurance Company

                  We have audited the balance sheets of Erie Family Life Insurance Company as of December 31, 1994 and 1993 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994, as contained in the 1994 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1994. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




       /s/ Brown Schwab Bergquist & Co




Erie, Pennsylvania
February 17, 1995

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                                  December 31, 1994

                                     Cost or                            Amount at which
                                    Amortized           Market          Shown in the
                                      Cost               Value          Balance Sheet
Type of Investment
Fixed Maturities
    Held-to-Maturity
  Bonds and Notes
    Governments                  $     541,184      $     549,676      $     541,184
    Political Subdivisions           1,140,000          1,174,200          1,140,000
    Special Revenue                  8,413,257          7,356,761          8,413,257
    Public Utilities                62,197,442         54,920,967         62,197,442
    Industrial and Misc.            86,134,179         76,851,613         86,134,179
  Redeemable Preferred Stocks
    Public Utilities                    19,010             30,798             19,010
    Banks, Trusts and
      Insurance Companies            2,000,000          1,660,000          2,000,000
     Total Fixed Maturities
           Held-to-Maturity      $ 160,445,072      $ 142,544,015      $ 160,445,072
Fixed Maturities
    Available-for-Sale
  Bonds and Notes
    U.S. Treasuries              $   6,121,887      $   5,868,300      $   5,868,300
    Political Subdivisions           1,868,344          2,036,950          2,036,950
    Special Revenue                 37,317,102         35,521,340         35,521,340
    Public Utilities                28,833,112         27,844,600         27,844,600
    Industrial and Misc.           106,140,718        104,580,675        104,580,675
     Total Fixed Maturities
           Available-for-Sale    $ 180,281,163      $ 175,851,865      $ 175,851,865
Equity Securities
  Common Stocks
    Banks, Trusts and
      Insurance Companies        $     790,311      $   1,080,715      $   1,080,715
    Industrial and Misc.             6,677,716          7,044,856          7,044,856
  Non-Redeemable Preferred Stocks
    Public Utilities                 2,414,273          2,316,375          2,316,375
    Banks, Trusts and
      Insurance Companies           63,453,075         59,298,250         59,298,250
    Industrial and Misc.            43,045,443         38,621,420         38,621,420
     Total Equity Securities     $ 116,380,818      $ 108,361,616      $ 108,361,616
Real Estate
  Investment Property            $   1,898,628      $   1,898,628      $   1,898,628
Policy Loans                         3,181,311          3,181,311          3,181,311
Mortgage Loans                       7,633,399          7,633,399          7,633,399
Other Invested Assets                2,257,143          2,257,143          2,257,143
     Total Investments           $ 472,077,534      $ 441,727,977      $ 459,629,034


SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


                                      At December 31,
                           Deferred     Future
                            Policy      Policy                   Other
                         Acquisition  Benefits &   Unearned     Policy
Segment                     Costs      Deposits    Premium      Claims

1994
Ordinary Life Insurance $ 38,740,281  79,503,597      98,700      723,638
Group Life Insurance               0     653,979           0       73,847
Annuities                  6,211,514 341,242,154           0            0
Supplemental Contracts             0     767,457           0            0
     Total              $ 44,951,795 422,167,187      98,700      797,485

1993
Ordinary Life Insurance $ 33,419,935  67,423,466      80,070    1,070,429
Group Life Insurance               0     616,218           0       84,930
Annuities                  5,062,903 281,489,139           0            0
Supplemental Contracts             0     882,586           0            0
     Total              $ 38,482,838 350,411,409      80,070    1,155,359

1992
Ordinary Life Insurance $ 29,633,435  57,340,298     101,111    1,159,056
Group Life Insurance               0     750,891           0      415,017
Annuities                  4,049,792 228,018,439           0            0
Supplemental Contracts             0     843,311           0            0
     Total              $ 33,683,227 286,952,939     101,111    1,574,073



                                     For the Years Ended December 31,
                                                             Amortization
                                         Net        Life &    of Deferred    Other
                            Policy    Investment   Annuity    Acquisition  Operating
Segment                  Revenues (a)   Income     Benefits      Costs     Expenses

1994
Ordinary Life Insurance   22,931,783   9,651,029   5,856,784    1,700,028  8,245,639
Group Life Insurance       1,717,589      46,571     799,772            0    330,111
Annuities                    244,111  25,800,361  18,128,885      279,737  2,297,726
Supplemental Contracts             0      68,288      36,737            0      2,813
     Total                24,893,483  35,566,249  24,822,178    1,979,765 10,876,289

1993
Ordinary Life Insurance   20,440,636   8,517,118   6,019,207    1,634,843  6,912,809
Group Life Insurance       1,552,939      52,933   1,251,698            0    298,612
Annuities                    163,247  22,283,079  16,284,434      457,921  1,726,956
Supplemental Contracts             0      75,481      20,634            0      3,026
     Total                22,156,822  30,928,611  23,575,973    2,092,764  8,941,403

1992
Ordinary Life Insurance   17,837,380   7,901,634   5,713,595    1,510,926  6,581,651
Group Life Insurance       1,370,885      73,149   1,322,609            0    225,919
Annuities                    207,103  20,088,190  13,678,336      329,279  1,623,557
Supplemental Contracts             0      69,653      39,437            0      3,486
     Total                19,415,368  28,132,626  20,753,977    1,840,205  8,434,613

(a) Net of reinsurance ceded

                                 SCHEDULE IV - REINSURANCE

                                                                                          Percentage
                                                   Ceded to     Assumed                   of Amount
                                      Gross          Other     From Other       Net        Assumed
                                      Amount       Companies   Companies      Amount        to Net

December 31, 1994
Life Insurance in force         $  8,468,890,000  987,353,000     N/A      7,481,537,000     -0-
Premiums for the year
  Life Insurance                      26,117,501    3,185,718     -0-         22,931,783     -0-
  Other                                1,961,700            0     -0-          1,961,700     -0-
     Total Premiums             $     28,079,201    3,185,718     -0-         24,893,483     -0-

December 31, 1993
Life Insurance in force         $  7,265,509,000  837,286,000     N/A      6,428,223,000     -0-
Premiums for the year
  Life Insurance                      22,573,306    2,132,670     -0-         20,440,636     -0-
  Other                                1,716,186            0     -0-          1,716,186     -0-
     Total Premiums             $     24,289,492    2,132,670     -0-         22,156,822     -0-

December 31, 1992
Life Insurance in force         $  6,298,326,000  753,129,000     N/A      5,545,197,000     -0-
Premiums for the year
  Life Insurance                      20,252,646    2,415,266     -0-         17,837,380     -0-
  Other                                1,591,207       13,219     -0-          1,577,988     -0-
     Total Premiums             $     21,843,853    2,428,485     -0-         19,415,368     -0-
