Form 10-Q
period 1995-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 1995-05-11
CIK 33416

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1995

Commission file number 2-39458


                          ERIE FAMILY LIFE INSURANCE COMPANY
                      (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                       25-1186315
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)


100 Erie Insurance Place, Erie, Pennsylvania        16530
  (Address of principal executive offices)       (Zip Code)

                                             (814) 870-2000
                 Registrant's telephone number, including area code


                                             Not applicable
Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        Indicate the number of shares outstanding of each of the issurer's classes of common stock, as of the latest practical date.

        Common Stock, $1.10 Par Value -- 3,150,000 shares as of April 30, 1995

        The common stock is the only class of stock the Registrant is presently authorized to issue.

                                                INDEX

                                  ERIE FAMILY LIFE INSURANCE COMPANY


        PART I. FINANCIAL INFORMATION

        Item 1.Financial Statements (Unaudited)

        Balance sheets--March 31, 1995 and December 31, 1994

        Statements of income--Three months ended March 31, 1995 and 1994

        Statements of changes in cash flows--three months ended March 31, 1995 and 1994

        Notes to financial statements--March 31, 1995

        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations


               PART II. OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders
        Item 5. Other Information
        Item 6. Exhibits and Reports on Form 8-K

                                     SIGNATURES

                                     Part I.  Financial Information

                                                                  BALANCE SHEETS

                                                                              March 31,      December 31,
ASSETS                                                                          1995            1994
                                                                             -------------   -------------
                                                                              (Unaudited)

Investments:
Fixed Maturities:
 Held-to-Maturity, at amortized cost
  (fair value of $147,146,307 and
  $142,544,015, respectively) ...........................................   $ 160,127,274   $ 160,445,072
 Available-for-Sale, at fair value
  in 1994 (amortized cost of
  $194,897,935 and $180,281,163,
  respectively) .........................................................     196,218,084     175,851,865
 Equity Securities, at fair value
  (cost of $119,997,202 and $116,380,818,
   respectively) ........................................................     115,359,816     108,361,616
 Real Estate ............................................................       1,873,071       1,898,628
 Policy Loans ...........................................................       3,260,085       3,181,311
 Mortgage Loans on Real Estate ..........................................       7,492,817       7,633,399
 Other Invested Assets ..................................................       3,666,655       2,257,143

     Total Investments  .................................................   $ 487,997,802   $ 459,629,034

Cash, including short-term cash investments of
   $5,588,019 and $7,262,914, respectively ..............................       4,895,422       6,559,213
Premiums Receivable .....................................................       2,131,157       2,300,721
Reinsurance Recoverable .................................................         554,017         312,249
Other Receivables .......................................................         237,151         261,578
Accrued Investment Income ...............................................       8,155,043       8,388,301
Deferred Policy Acquisition Costs .......................................      46,010,962      44,951,795
Reserve Credit For Reinsurance Ceded ....................................       3,531,605       3,385,623
Prepaid Federal Income Taxes ............................................               0         851,320
Other Assets ............................................................       1,990,077       1,992,298
                                                                            -------------   -------------

                                  Total Assets ..........................   $ 555,503,236   $ 528,632,132
                                                                            -------------   -------------
                                                                            -------------   -------------


                                     See notes to financial statements.

                      BALANCE SHEETS

  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,     December 31,
                                                          1995          1994
                                                      ------------   ------------
                                                       (Unaudited)

Liabilities:
Policy Liabilities and Accruals:
 Future Life Policy Benefits  ...................     $ 45,195,171   $ 44,050,175
 Policy and Contract Claims                              1,278,262        797,485
 Annuity Deposits ...............................      356,058,504    341,242,154
 Universal Life Deposits ........................       38,321,662     36,107,402
 Supplementary Contracts Not
   Including Life Contingencies .................          773,113        767,456
 Other Policyholder Funds .........................      4,714,244      6,352,476
 Current Federal Income Tax .......................        850,829              0
 Deferred Federal Income Tax ......................      5,850,385      2,897,964
 Reinsurance Premium Due ..........................        130,307        193,135
 Accounts Payable and Accrued Liabilities                2,918,569      4,131,617
 Due to Affiliate .................................        606,529      1,236,687
                                                      ------------   ------------
   Total Liabilities .............................    $456,697,575   $437,776,551
                                                      ------------   ------------
Stockholders' Equity:
 Common Stock, $1.10 Par Value Per Share;
 Authorized 5,000,000 Shares; 3,150,000 Shares
 Issued And Outstanding  ..........................   $  3,465,000   $  3,465,000
 Additional Paid-In Capital .......................        945,000        945,000
 Net Unrealized Depreciation on
  Investment Securities, net of
  Deferred Taxes Benefit of $1,161,033
  And $4,356,975, respectively ...................      (2,156,204)    (8,091,525)
 Retained Earnings ................................     96,551,865     94,537,106
                                                      ------------   ------------

   Net Stockholders' Equity  ......................   $ 98,805,661   $ 90,855,581
                                                      ------------   ------------

Total Liabilities and Stockholders'
  Equity .......................................      $555,503,236   $528,632,132
                                                      ------------   ------------
                                                      ------------   ------------



                                     See notes to financial statements.

                                 STATEMENTS OF INCOME (Unaudited)

                                                   Three Months Ended    Three Months Ended
                                                     March 31, 1995        March 31, 1994

Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $740,266 and $494,953, respectively ...........   $  5,874,822        $  5,494,474
  Group ...........................................        595,544             444,333
                                                      ------------        ------------
Total Policy Revenues .............................      6,470,366           5,938,807

Investment Income, Net of Expenses
  of $94,315 and $69,090, respectively ............      9,903,802           8,336,576
Realized Gain on Investment .......................        538,950           2,533,962
Other Income ......................................        373,397             281,023
                                                      ------------        ------------
    Total Revenues ................................     17,286,515          17,090,368
                                                      ------------        ------------

Benefits and Expenses:
  Death Benefits, net of reinsurance recoveries
    of $477,208 and $300,170, respectively ........      1,833,110           1,097,559
  Interest on Annuity Deposits ....................      5,625,278           4,368,027
  Interest on Universal Life Deposits .............        590,227             435,489
  Surrender and Other Benefits ....................        263,646             289,922
  Increase in Liability for Future Life Policy
    Benefits,  net of the increase in
    reserve credit for reinsurance ceded of $145,982
    and $198,027, respectively ....................        999,014             652,779
  Amortization of Deferred Policy
    Acquisition Costs .............................        703,238             319,366
  Commissions .....................................        616,991             466,075
  General Expenses ................................      1,230,167           1,390,498
  Taxes, Licenses and Fees ........................        836,264             787,717
                                                      ------------        ------------
    Total Benefits and Expenses ...................     12,697,935           9,807,432
                                                      ------------        ------------

Income From Operations ............................      4,588,580           7,282,936

Federal Income Tax
  Current .........................................      1,746,342           2,206,207
  Deferred ........................................       (243,521)            352,116
                                                      ------------        ------------
    Total Federal Income Tax ......................      1,502,821           2,558,323
                                                      ------------        ------------

Net Income ........................................   $  3,085,759        $  4,724,613
                                                      ------------        ------------
                                                      ------------        ------------


Net Income Per Share ..............................   $       0.98        $       1.50
                                                      ------------        ------------
                                                      ------------        ------------


                                     See notes to financial statements.

                           Statements of Changes in Cash Flows (Unaudited)

                                                                    Three Months Ended  Three Months Ended
                                                                     March 31, 1995      March 31, 1994

Cash flows from operating activities:
Net income .........................................................   $  3,085,759      $  4,724,613
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net amortization of bond and mortgage
      premium and discount .........................................         30,437               156
    Amortization of deferred policy acquisition
      costs ........................................................        703,238           319,366
    Real Estate Depreciation .......................................         25,557            25,950
    Deferred federal income taxes ..................................       (243,521)          352,116
    Realized gains on investments ..................................       (538,950)       (2,533,962)
    Decrease in other assets .......................................          2,221            44,567
    Decrease in other receivables ..................................         24,427            42,145
    Decrease in premium receivable .................................        169,564           111,464
    Increase in reinsurance receivable
      and reserve credits ..........................................       (387,750)         (255,543)
   Decrease (Increase) in accrued investment income.................        233,258          (720,494)
   Increase in deferred policy acquisition
      costs ........................................................     (1,762,405)       (1,768,681)
   Increase in future policy benefits and claims ...................      1,625,773           709,922
   (Decrease) Increase in other policyholder funds .................     (1,638,232)          166,252
   (Decrease) Increase in reinsurance premium due ..................        (62,828)           23,540
   Decrease in accounts payable and accrued
      liabilities and due to affiliate .............................     (1,969,206)         (547,562)
   Increase in current Federal income taxes ........................      1,702,149         2,159,189
                                                                       ------------      ------------
        Net cash provided by operating
          activities ...............................................        999,491         2,853,038
                                                                       ------------      ------------

Cash flows from investing activities:
    Fixed Maturity Securities:
    Held-to-Maturity:
      Maturities ...................................................   $    270,802      $  3,232,540
      Sales ........................................................              0                 0
      Purchases ....................................................              0       (40,754,128)
    Available-for-Sale:
      Maturities ...................................................        809,239         2,275,874
      Sales ........................................................      5,948,381        10,753,363
      Purchases ....................................................    (21,180,965)       (9,892,902)
    Equity Securities:
      Sales ........................................................        835,353         8,693,692
      Purchases ....................................................     (4,090,000)      (15,392,803)
    Loans made to policyholders ....................................       (235,943)         (188,677)
    Payments received on policy loans ..............................        157,169            81,842
    Purchase of other invested assets ..............................     (1,409,512)          (57,681)
    Sale of other invested assets ..................................              0         5,942,219
    Principal payments received on mortgage
      loans ........................................................        140,927         1,695,452
                                                                       ------------      ------------
        Net cash used in investing activities ......................    (18,754,549)      (33,611,209)
                                                                       ------------      ------------

                    Statements of Changes in Cash Flows--Continued (Unaudited)

                                                                      Three Months Ended  Three Months Ended
                                                                        March 31, 1995      March 31, 1994

Cash flows from financing activities:
    Increase in annuity and supplementary
      contract deposits ............................................     14,822,007          12,684,936
    Increase in Universal Life Deposits ............................      2,214,260           1,763,815
    Dividends paid to stockholders .................................       (945,000)           (866,253)
    Borrowed Money .................................................              0           4,004,065
                                                                       ------------        ------------
        Net cash provided by financing
          activities ...............................................     16,091,267          17,586,563
                                                                       ------------        ------------
Net increase (decrease) in cash and cash
  equivalents ......................................................     (1,663,791)        (13,171,608)
Cash and cash equivalents at beginning of year .....................      6,559,213          14,800,790
                                                                       ------------        ------------
Cash and cash equivalents at end of quarter ........................   $  4,895,422        $  1,629,182
                                                                       ------------        ------------
                                                                       ------------        ------------


Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
    Interest .......................................................   $          0        $          0
    Income taxes ...................................................         44,193              47,018


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B -- RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to the current year's presentation.


NOTE C -- INVESTMENTS

The total invested assets of the Company consist of investments in fixed maturities, preferred stock, common stock, real estate, mortgage and policy loans and other invested assets. At March 31, 1995, 73.0% of total invested assets were invested in fixed maturities. Preferred stocks represent 22.0% or $107.5 million and common stocks represent 1.6% or $7.8 million of total invested assets at March 31, 1995, while real estate and mortgage loans make up only 1.9% of total invested assets. Mortgage loan and real estate investments have the potential for higher returns but also carry more risk, including less liquidity and greater uncertainty of rate of return. Consequently these investments have been kept to a minimum.

The Company's fixed maturities at March 31, 1995 consist of investments in bonds of $354 million and investments in redeemable preferred stock of $2 million. It is the Company's objective that the fixed maturity portfolio be of very high quality and well diversified within each market sector. The portfolio is conservatively managed with the goal of achieving reasonable returns while limiting exposure to risk. At March 31, 1995 the carrying value of fixed maturities was $356,345,358, or 73.0% of total invested assets. At March 31, 1995, the amortized cost, estimated market value, gross unrealized gains, gross unrealized losses, and carrying value for fixed maturities were as follows:

                                                    Fixed Maturities at 3-31-95
                                                            (thousands)

                                                                           Gross      Gross
                                                  Amortized   Market     Unralized  Unrealized Carrying
                                                     Cost     Values       Gains      Losses     Value

U.S. Treasury & Agency ........................   $ 44,965   $ 43,217   $    359   $  2,107   $ 44,216
Mortgage-Backed Certificates ..................      6,923      6,700        131        354      6,937
Industrial & Miscellaneous ....................    190,514    185,240      4,392      9,666    191,852
Public Utilities ..............................    100,545     95,488        605      5,662    100,745
Political Subdivision .........................      3,008      3,236        228          0      3,162
Special Revenue ...............................      9,070      9,483        468         55      9,433
Total Fixed Maturities ........................   $355,025   $343,364   $  6,183   $ 17,844   $356,345

The bond investments included in the fixed maturity category consist of high-quality, marketable securities, 98.8% or $350 million of which, are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $256 million of bonds characterized as of the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners (NAIC). Below investment-grade bonds totaled $4.4 million at March 31, 1995 and are a very manageable 0.9% of total invested assets. None of the bonds included in the below investment-grade category are considered "low" quality. All of the securities classified as below investment-grade are current and in good standing. Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

If management determines that any declines in market value of these investments are other than temporary, the securities will be written-down to the realizable value of the investment and reflected in the income statement. If a bond is in default of interest payments and it is determined that liquidation of the security would be in the Company's best interest, the security will be sold to return the proceeds to income producing assets.

At March 31, 1995,  the Company's  five largest  investments  in corporate  debt securities totaled $20,687,423, none of which individually exceeded $4.3 million. These investments had a market value of $20.1 million.

In compliance with "Accounting for Certain Investments in Debt and Equity Securities (FAS 115)," the Company has classified 55% of its fixed maturity portfolio as available-for-sale at March 31, 1995. Management believes this level of available-for-sale securities is sufficient for the Company to meet its liquidity needs and provides the flexibility necessary to respond to changes in the securities markets. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in stockholders' equity. Fixed maturities classified as held-to-maturity are carried at the lower of cost or market value. The held-to-maturity category includes only fixed maturities which management has both the positive intent and ability to hold until maturity.

Equity securities consist of common and preferred stocks which are carried on the balance sheet at current market value. At March 31, 1995, common and preferred stock held by the Company had a cost of $119,997,202 and a market value of $115,359,816, representing an unrealized loss of $4,637,386. As with the held-to-maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector and support the investment return provided to Policyholders. The preferred stocks are of very high-quality and extremely marketable, 95.5% or $102.7 million of which are of the "highest" or "high" quality, as defined by the NAIC. The remaining $4.8 million of preferred stocks have a "medium" NAIC rating. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC.

                                                    Equity Securities, 3-31-95
                                                          (thousands)

                                                                           Gross      Gross
                                                                 Market  Unrealized Unrealized
                                                       Cost      Value      Gains      Losses

Common Stocks
  Banks & Insurance .............................   $    756   $  1,044   $    288   $      0
  Industrial & Miscellaneous ....................      6,303      6,779      1,158        682
Preferred Stocks
  Public Utilities ..............................      2,350      2,355         90         85
  Banks & Insurance .............................     94,938     90,203      2,132      6,867
  Industrial & Miscellaneous ....................     15,650     14,979        112        783
Total Equity Securities .........................   $119,997   $115,360   $  3,780   $  8,417

Real estate investments are carried on the balance sheet at cost, less allowances for depreciation and possible losses. Commercial mortgage loans on real estate are carried at their unpaid balances, adjusted for amortization of premium or discount, less allowances for possible loan losses. Policy loans are carried at their unpaid balances.

The fair values of the Company's investments in real estate, mortgage loans, policy loans, and other invested assets, approximate the book values presented in the financial statements.

In October 1994, the Financial Accounting Standards Board issued Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments (FAS 119)." FAS 119 requires increased disclosures about derivative products, which are defined to include futures, forward, swap, or option contracts, or other financial instruments with similar characteristics. FAS 119 also requires that fair value information of derivative financial instruments be presented without combining, aggregating, or netting the fair value of derivative and nonderivative financial instruments. This statement is effective for financial statements issued by the Company for fiscal years ending after December 15, 1994. At March 31, 1995, the Company did not own any derivatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.

OVERVIEW

Erie Family Life Insurance Company (the Company) is incorporated in the Commonwealth of Pennsylvania. The Company is primarily engaged in the business of underwriting and selling nonparticipating individual and group life insurance policies, including universal life, and annuity products. The Company markets its products through independent Agents and is licensed in eleven states in the Eastern U.S. and is subject to the supervision and regulation of the states in which it does business. A large portion of the Company's business is written in Pennsylvania.

Net income decreased to $3,085,759, or $.98 per share, in the first quarter of 1995 from $4,724,613 or $1.50 per share, in the first quarter of 1994, a decrease of 35%. The decrease in non-recurring realized gains on investment from $2,533,962 in the first quarter of 1994 to $538,950 in the first quarter of 1995 was the primary reason for the decrease in net income. Operating results remained strong as total policy revenue grew by 9% to $6,470,366 in the current period. Investment income net of expenses grew by 19% from $8,336,576 in the first quarter of 1994 to $9,903,802 in the first quarter of 1995.

REVENUES, BENEFITS, AND EXPENSES

Policy Revenues. Total policy revenues increased 9% to $6,470,366 in the first quarter of 1995 from $5,938,807 in the first quarter of 1994. Included in these totals are first year life policy revenues of $1,247,825 in the first quarter of 1995 and $1,291,393 in the first quarter of 1994, a decrease of 3%. New policy production remained strong, but did not match the sales records set in the first quarter of 1994 which were bolstered by the Company's participation in the Erie Insurance Group travel incentive program, "TravelQuest '95."

Deposits. First year and single universal life and annuity deposits were $12,364,721 in the first quarter of 1995 and $10,568,818 in the first quarter of 1994, representing an increase of 17%. Included in these amounts are structured settlement annuities sold to the Erie Insurance Group property/casualty affiliate companies which totaled $6,779,479 in the first quarter of 1995 and $1,187,720 in the first quarter of 1994.

Net Investment Income. Net investment income in the first quarter of 1995 was $9,903,802 compared to $8,336,576 in the first quarter of 1994, an increase of 19%. Fueling the growth in investment income was the Company's cash flows generated from annuity and universal life deposits and operating income.

Realized Gain on Investment. During the first quarter of 1995, the Company generated realized gains of $538,950, compared to gains of $2,533,962 generated during the same period in 1994. These gains consisted of gains on the sale and maturity of securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

Death Benefits. Net death benefits on life insurance policies increased 67% in the first quarter of 1995 to $1,833,110, compared to $1,097,559, for the same period in 1994. Death benefit experience must be analyzed for long-term trends, rather than over short periods where unusual fluctuations may influence the results. This is particularly true for a company the size of Erie Family Life, which is growing rapidly. The Company's mortality experience has been extremely good over the past several years and the Company believes that its underwriting philosophy and practices are sound.

Interest on Annuity and Universal Life Deposits. Interest on deposits held by the Company for Policyholders rose 29% from $4,803,516 in the first quarter of 1994 to $6,215,505 in the first quarter of 1995. This increase was due to the $73 million in deposits made by Policyholders during the 12-month period ending March 31, 1995. At March 31, 1995, annuity deposits accruing interest were $356 million and universal life deposits accruing interest were $38 million. During the first quarter of 1995, the interest rate credited on universal life and annuity deposits remained unchanged. The current interest rate credited on universal life deposits is in the 6.50% to 7.25% range while the rate credited on annuity deposits is in the 5.35% to 6.50% range.

Commissions. Commissions increased $150,916 to $616,991 in the first quarter of 1995. Most of this commission increase was due to an increase in total policy revenues of 9.0% along with an increase in the average commission rate. The average commission rate increased due to an increase in persistency for policies in their second policy year. Second year renewal commission rates are higher than third and subsequent year commission rates and increases in second year persistency will result in an increase in the average commission rate. The commission costs, which vary with and are primarily related to the production of new business, have been deferred. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

General Expenses. General expenses amount to $1,230,167 in the first quarter of 1995 compared to $1,390,498 for the same period in 1994. The decrease in operating expense was due primarily to a decrease in employee salaries and wages. This decrease was caused by a change in the salary and wage expense being deferred. The deferred policy acquisition costs now include the bonus paid to the branch sales employees which is directly related to the production of new business. These costs will be amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

Taxes, Licenses, and Fees. Taxes, licenses and fees increased $48,547 to $836,264 in the first quarter of 1995. This increase was due to the increased taxes due on non-qualified annuity deposits. The Pennsylvania non-qualified annuity tax increased the Company's premium taxes by $186,000 in the first quarter of 1995 and $113,000 in the first quarter of 1994.

Also included in the taxes, licenses and fees are assessments paid to the state life insurance guaranty associations. These assessments totaled $340,000 in the first quarter of 1995 and $342,000 in the first quarter of 1994. The assessments are mandated by the state life insurance guaranty associations and are used by them to guarantee the life, annuity and health insurance policies of companies that have become insolvent. About $180 of the 1995 assessments and $6,600 of the 1994 assessments can be recovered as credits on the Company's state premium tax returns. These credits have generally remained available, but are not guaranteed by the states. During the first quarter of 1994, the Company recognized a disallowance of a premium tax credit for annuity assessments paid to the Pennsylvania Life and Health Insurance Guaranty Association (Guaranty Association). When the Pennsylvania Department of Revenue originally considered the ramifications of the tax on nonqualified annuities, it determined that insurers would be permitted an offset against their premium tax liabilities for Guaranty Association assessments on

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)


these annuities. However, the Department of Revenue abruptly changed its position and made it clear that it would deny insurers Guaranty Association premium tax offsets against the 2% premium tax liability on individual nonqualified annuities. This forced the Company to increase its premium tax liability by $77,000 during the first quarter of 1994. The Company believes that the Department's original interpretation permitting the offset is correct and has paid its 1993 and 1994 annual premium tax under protest.

Certain operating expenses of the Company are paid by an affiliate, Erie Indemnity Company and reimbursed monthly by the Company. Erie Indemnity Company is a Pennsylvania business corporation and serves as the attorney in fact for the Erie Insurance Exchange, a Pennsylvania reciprocal property and casualty insurer, and also manages property and casualty insurance subsidiaries and affiliates which collectively operate as the Erie Insurance Group. Additionally, a portion of the common overhead expenses of the Erie Insurance Group are allocated to the Company. These expenses comprise the majority of Company general expenses.

Federal Income Tax. Federal Income Tax in the first quarter amounted to $1,502,821 compared to $2,558,323 for the same period in 1994. The 37% decrease in income from operations was the reason for this decrease.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums, annuity and universal life deposits and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities in the first quarter of 1995 was $999,491, compared to $2,853,038 in the first quarter of 1994. The Company's liquidity position remains strong as invested assets grew by $28 million during the first quarter of 1995 to $488 million at March 31, 1995.

Premium from the sale of new policies combined with the premium on existing policies accounted for approximately 37.4% of total revenue in the first quarter of 1995 and 34.7% for the same period in 1994. Investment income, net of expenses, generated 57.3% of total revenue in 1995 and 48.8% in 1994. Also during the first quarter, the Company had a realized gain on investments which generated 3.1% of total revenue in 1995 and 14.8% in 1994.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, also generate cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $17,795,401 in the first quarter of 1995 and $14,456,542 in the first quarter of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

The Company's current commitments for expenditures as of March 31, 1995, are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to stockholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations, its liquid assets and marketable securities and its line of credit with PNC Bank will enable the Company to meet any foreseeable cash requirements. At March 31, 1995, the Company's line of credit with PNC Bank totaled $10 million, none of which was outstanding.

As a Pennsylvania domiciled insurance company, the Company may pay dividends to stockholders within the preceding 12 months of not more than the greater of 10% of its statutory surplus as regards policyholders as shown on its last annual statement, or the statutory net gain from operations after dividends to policyholders and Federal income taxes and before realized gains or losses for the period covered by such statement. Accordingly, the maximum dividend payout which may be made in 1995 without prior Pennsylvania Insurance Commissioner approval is $8,679,000.

The Company's 1994 year-end Risk Based Capital Analysis as reflected in its 1994 statutory annual statement shows total adjusted capital of $56,336,358 and authorized control level risk based capital of $9,722,708. These results demonstrate a strong capital position for the Company.

FINANCIAL CONDITION

RESERVE LIABILITIES

The Company's primary commitment is its obligation to meet the payment of future benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On March 31, 1995, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments because the underlying policy reserves are generally also of a long-term nature.

INVESTMENTS

The Company's investment strategies and portfolios are structured to match the features of the life insurance and annuity products sold by the Company. The
Company's annuities and life insurance policies are long-term products, therefore the Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification, and superior investment returns. The Company's investments are prudently managed on a total return approach that focuses on current income and capital appreciation.

The Company's invested assets are also exceptionally liquid in order to meet the short and long-term commitments to our Policyholders. At March 31, 1995, the Company's investment portfolio of cash and money market investments, investment grade bonds, common stocks, and preferred stocks, all of which are extremely marketable, totaled $476.6 million or 85.8% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.

Part II. Other Information


Item 4. Submission of Matters to a Vote of Security Holders

On April 25, 1995, the Registrant held its Annual Meeting of Stockholders.

The following Directors were elected at the Annual Meeting of Stockholders for a one-year term and until a successor is elected and qualified:

Samual P. Black, Jr.
J. Ralph Borneman, Jr.
Susan Hirt Hagen
Thomas B. Hagen
F. William Hirt
Thomas H. Hubbard
Stephen E. Jones, Esq.
Dr. Irvin H. Kochel
Edmund J. Mehl
John M. Petersen
Seth E. Schofield
Jan R. Van Gorder, Esq.
Harry H. Weil, Esq.

Item 5. Other Information

On April 20, 1995, John M. Petersen, President and CEO of the Company, formally announced his decision to retire from this position at the end of 1995. The Board of Directors has formed a succession committee to conduct a search for a replacement who shares the Company's corporate philosophy and values. Mr. Petersen will remain in this position until his successor has an opportunity to assume this role and an orderly transfer of responsibilities can be made.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

*The Company did not file any reports on Form 8-K during the three-month period ending March 31, 1995.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Erie Family Life Insurance Company
                                                 (Registrant)

Date        May 4, 1995                      /s/ John M. Petersen
                                    (John M. Petersen, President & CEO)

                                        /s/ Thomas M. Sider
                              (Thomas M. Sider, Executive Vice President & CFO)