Form 10-Q
period 1995-06-30
ERIE FAMILY LIFE INSURANCE CO
filed 1995-08-10
CIK 33416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1995

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

    Common Stock, $1.10 Par Value -- 3,150,000 shares as of July 31, 1995

    The common stock is the only class of stock the Registrant is presently authorized to issue.

                                      INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Balance Sheets--June 30, 1995 and December 31, 1994

    Statements of Income--Three months ended June 30, 1995 and 1994, six months ended June 30, 1995 and 1994

    Statements of Changes in Cash Flows--six months ended June 30, 1995 and 1994

    Notes to Financial Statements--June 30, 1995

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Part I.  Financial Information
                         BALANCE SHEETS
                                         June 30,       December 31,
ASSETS                                     1995             1994
                                        (Unaudited)
Investments:
   Fixed Maturities:
     Held-to-Maturity, at amortized cost
       (fair value of $156,247,643 and
        $142,544,015, respectively)    $159,754,545    $160,445,072
     Available-for-Sale, at fair value
       (amortized cost of
       $195,649,928 and $180,281,163,
       respectively)                    208,737,659     175,851,865
   Equity Securities, at fair value
     (cost of $126,573,644 and
     $116,380,818, respectively)        131,032,963     108,361,616
   Real Estate                            1,847,514       1,898,628
   Policy Loans                           3,472,172       3,181,311
   Mortgage Loans on Real Estate          7,100,416       7,633,399
   Other Invested Assets                  3,631,805       2,257,143

     Total Investments                 $515,577,074    $459,629,034

Cash, including short-term cash
   investments of$19,806,374 and
   $7,262,914, respectively              17,961,163       6,559,213
Premiums Receivable                       2,301,513       2,300,721
Reinsurance Recoverable                      32,676         312,249
Other Receivables                           154,775         261,578
Accrued Investment Income                 8,502,665       8,388,301
Deferred Policy Acquisition Costs        47,793,167      44,951,795
Reserve Credit For Reinsurance Ceded      3,714,027       3,385,623
Prepaid Federal Income Taxes              2,079,052         851,320
Other Assets                              2,048,634       1,992,298

     Total Assets                      $600,164,746    $528,632,132


See notes to financial statements.

                                 BALANCE SHEETS
                                           June 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY         1995          1994
                                         (Unaudited)
Liabilities:
   Policy Liabilities and Accruals:
     Future Life Policy Benefits       $ 46,246,171    $ 44,050,175
     Policy and Contract Claims             945,235         797,485
     Annuity Deposits                   374,570,457     341,242,154
     Universal Life Deposits             40,782,180      36,107,402
     Supplementary Contracts Not
       Including Life Contingencies         766,418         767,456
   Other Policyholder Funds               4,063,639       6,352,476
   Deferred Federal Income Tax           14,030,567       2,897,964
   Reinsurance Premium Due                  149,852         193,135
   Accounts Payable and
      Accrued Liabilities                 3,268,494       4,131,617
   Due to Affiliate                         887,337       1,236,687

     Total Liabilities                 $485,710,350    $437,776,551

Stockholders' Equity:
   Common Stock, $1.10 Par Value Per Share;
   Authorized 5,000,000 Shares;
   3,150,000 Shares Issued
   And Outstanding                     $  3,465,000    $  3,465,000
   Additional Paid-In Capital               945,000         945,000
   Net Unrealized Appreciation
     (Depreciation) on Investment
     Securities, net of Deferred
     Taxes of $6,141,468 And
     ($4,356,975), respectively          11,405,582      (8,091,525)
   Retained Earnings                     98,638,814      94,537,106

     Net Stockholders' Equity          $114,454,396    $ 90,855,581

   Total Liabilities and Stockholders'
       Equity                          $600,164,746    $528,632,132



See notes to financial statements.

                         STATEMENTS OF INCOME (Unaudited)



                                          Three Months Ended                 Six Months Ended
                                                June 30,                         June 30,
                                         1995                1994        1995                1994

Revenues:
  Policy:
  Life Premiums, net of premiums
    ceded of $706,725, $838,706,
    $1,446,991 and $1,333,659,
    respectively                    $ 6,688,263         $ 5,715,164   $12,563,085      $11,209,638
  Group                                 578,396             445,912     1,173,940          890,245
Total Policy Revenues               $ 7,266,659         $ 6,161,076   $13,737,025      $12,099,883

Investment Income, Net of Expenses
  of $94,828, $89,444, $189,143
  and $158,534, respectivel          10,141,044           8,619,825    20,044,846       16,956,401
Realized Gain on Investment             776,767           1,068,629     1,315,717        3,602,591
Other Income                            399,200             471,849       772,597          752,872
    Total Revenues                  $18,583,670         $16,321,379   $35,870,185      $33,411,747

Benefits and Expenses:
  Death Benefits, net of reinsurance
    recoveries of $17,232,
    $339,337, $494,440 and
    $639,507, respectively            2,364,483           1,053,689     4,197,593        2,151,248
  Interest on Annuity Deposits        5,576,817           4,498,693    11,202,095        8,866,720
  Interest on Universal Life Deposits   650,713             449,673     1,240,940          885,162
  Surrender and Other Benefits          308,001             283,107       571,647          573,029
  Increase in Liability for Future
    Life Policy Benefits,  net of
    the increase in reserve credit
    for reinsurance ceded of $182,422,
    $241,186, $328,404 and $439,213,
    respectively                        868,578             718,830     1,867,592        1,371,609
  Amortization of Deferred Policy
    Acquisition Costs                    27,799             506,857       731,037          826,223
  Commissions                           739,310             518,933     1,356,301          985,008
  General Expenses                    1,841,632           1,699,521     3,071,799        3,090,019
  Taxes, Licenses and Fees            1,406,548           1,149,737     2,242,812        1,937,454
    Total Benefits and Expenses     $13,783,881         $10,879,040   $26,481,816      $20,686,472

Income From Operations                4,799,789           5,442,339     9,388,369       12,725,275

Federal Income Tax
  Current                               764,159           1,612,396     2,510,501        3,818,603
  Deferred                              877,681             333,028       634,160          685,144
    Total Federal Income Tax          1,641,840           1,945,424     3,144,661        4,503,747

Net Income                          $ 3,157,949         $ 3,496,915   $ 6,243,708      $ 8,221,528


Net Income Per Share                $      1.00         $      1.11   $      1.98      $      2.61

Dividends Declared Per Share        $       .34         $       .30   $       .68      $       .60


                  Statements of Changes in Cash Flows (Unaudited)

                                      Six Months Ended    Six Months Ended
                                        June 30, 1995       June 30, 1994
Cash flows from operating activities:
Net income                               $ 6,243,708         $ 8,221,528
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Net amortization of bond and mortgage
      premium and discount                    61,979               5,896
    Amortization of deferred policy
      acquisition costs                      731,037             826,223
    Real Estate Depreciation                  51,114              51,900
    Deferred federal income taxes            634,160             685,144
    Realized gains on investments         (1,315,717)         (3,602,591)
    Increase in other assets                 (56,336)           (619,629)
    Decrease in other receivables            106,803             130,912
    Increase in premium receivable              (792)             (1,598)
    Increase in reinsurance recoverable
      and reserve credits                    (48,831)           (450,350)
   Increase in accrued investment income    (114,364)         (1,554,311)
   Increase in deferred policy acquisition
      costs                               (3,572,409)         (3,908,485)
   Increase in future policy benefits
      and claims                           2,343,746           1,919,749
   Decrease in other policyholder funds   (2,288,837)            (82,330)
   (Decrease) Increase in reinsurance
      premium due                            (43,283)             14,242
   (Decrease) Increase in accounts
      payable and accrued liabilities
      and due to affiliate                (1,338,473)            302,656
   Decrease in current Federal
      income taxes                        (1,227,732)           (217,918)
        Net cash provided by operating
          activities                         165,773           1,721,038

Cash flows from investing activities:
    Fixed Maturity Securities:
    Held-to-Maturity:
      Maturities                         $   647,659         $ 6,017,769
      Sales                                        0                   0
      Purchases                                    0         (40,754,128)
    Available-for-Sale:
      Maturities                             853,029           2,351,244
      Sales                               31,280,894          23,257,708
      Purchases                          (46,839,026)        (36,074,888)
    Equity Securities:
      Sales                                5,596,106          13,433,001
      Purchases                          (15,156,682)        (20,656,456)
    Loans made to policyholders             (555,760)           (403,277)
    Payments received on policy loans        264,899             222,266
    Purchase of other invested assets     (1,425,662)           (884,349)
    Sale of other invested assets             51,000           6,133,816
    Purchase of mortgage loans                     0          (2,000,000)
    Principal payments received on mortgage
      loans                                  533,677           4,316,566
  Net cash used in investing activities  (24,749,866)        (45,040,728)

           Statements of Changes in Cash Flows--Continued (Unaudited)

                                      Six Months Ended     Six Months Ended
                                        June 30, 1995        June 30, 1994

Cash flows from financing activities:
    Increase in annuity and supplementary
      contract deposits                   33,327,265          27,752,906
    Increase in Universal Life Deposits    4,674,778           3,795,188
    Dividends paid to stockholders        (2,016,000)         (1,811,253)
        Net cash provided by financing
          activities                     $35,986,043         $29,736,841
Net increase (decrease) in cash and cash
  equivalents                             11,401,950         (13,582,849)
Cash and cash equivalents at
  beginning of year                        6,559,213          14,800,790
Cash and cash equivalents at
  end of quarter                         $17,961,163         $ 1,217,941


Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest                             $         0         $    20,837
    Income taxes                           3,738,234           4,700,599

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994

NOTE B -- RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to the current year's presentation.

NOTE C -- INVESTMENTS

The total invested assets of the Company consist of investments in fixed maturities, preferred stock, common stock, real estate, mortgage and policy loans and other invested assets. At June 30, 1995, 71.5% of total invested assets were invested in fixed maturities. Preferred stocks represent 23.8% or $122.7 million and common stocks represent 1.6% or $8.4 million of total invested assets at June 30, 1995, while real estate and mortgage loans make up only 1.7% of total invested assets. Mortgage loan and real estate investments have the potential for higher returns but also carry more risk, including less liquidity and greater uncertainty of rate of return. Consequently these investments have been kept to a minimum.

The Company's fixed maturities at June 30, 1995 consist of investments in bonds of $366 million and investments in redeemable preferred stock of $2 million. It is the Company's objective that the fixed maturity portfolio be of very high quality and well diversified within each market sector. The portfolio is conservatively managed with the goal of achieving reasonable returns while limiting exposure to risk. At June 30, 1995 the carrying value of fixed maturities was $368,492,204, or 71.5% of total invested assets. At June 30, 1995, the amortized cost, estimated market value, gross unrealized gains, gross unrealized losses, and carrying value for fixed maturities were as follows:

                           Fixed Maturities at 6-30-95
                                   (thousands)

                                                       Gross         Gross
                              Amortized    Market   Unrealized     Unrealized    Carrying
                                Cost       Values      Gains         Losses        Value

U.S. Treasury & Agency       $  6,123    $  6,647    $    524      $      0     $  6,647
Mortgage-Backed Certificates      483         508          26             1          483
Industrial & Miscellaneous    191,565     198,513       9,600         2,652      200,565
Public Utilities              105,459     106,416       2,505         1,548      107,624
Political Subdivision           3,008       3,296         288             0        3,228
Special Revenue                48,766      49,605       2,059         1,220       49,945
Total Fixed Maturities       $355,404    $364,985    $ 15,002      $  5,421     $368,492


The bond investments included in the fixed maturity category consist of high-quality, marketable securities, 98.8% or $362 million of which, are rated at investment grade levels (Baa/BBB or better). Included in this investment grade category are $268 million of bonds characterized as of the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners (NAIC). Below investment-grade bonds totaled $4.5 million at June 30, 1995 and are a very manageable 0.9% of total invested assets. None of the bonds included in the below investment-grade category are considered "low" quality. All of the securities classified as below investment-grade are current and in good standing. Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

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

At June 30, 1995,  the  Company's  five largest  investments  in corporate  debt securities totaled $26,400,269, none of which individually exceeded $6.2 million. These investments had a market value of $26.9 million.

In compliance with "Accounting for Certain Investments in Debt and Equity Securities (FAS 115)," the Company has classified 56.6% of its fixed maturity portfolio as available-for-sale at June 30, 1995. Management believes this level of available-for-sale securities is sufficient for the Company to meet its liquidity needs and provides the flexibility necessary to respond to changes in the securities markets. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in stockholders' equity. Fixed maturities classified as held-to-maturity are carried at the lower of cost or market value. The held-to-maturity category includes only fixed maturities which management has both the positive intent and ability to hold until maturity.

Equity securities consist of common and preferred stocks which are carried on the balance sheet at current market value. At June 30, 1995, common and preferred stock held by the Company had a cost of $126,573,644 and a market value of $131,032,963, representing an unrealized gain of $4,459,319. As with the held-to-maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector and support the investment return provided to Policyholders. The preferred stocks are of very high-quality and extremely marketable, 95.3% or $116.9 million of which are of the "highest" or "high" quality, as defined by the NAIC. The remaining $5.7 million of preferred stocks have a "medium" NAIC rating. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC.

                           Equity Securities, 6-30-95
                                   (thousands)
                                                      Gross        Gross
                                         Market    Unrealized   Unrealized
                                Cost      Value       Gains        Losses

Common Stocks
  Banks & Insurance          $    677   $    790   $    113     $      0
  Industrial & Miscellaneous    5,796      7,592      2,051          255
Preferred Stocks
  Public Utilities              2,773      2,893        120            0
  Banks & Insurance            74,282     76,719      3,427          990
  Industrial & Miscellaneous   43,046     43,039      1,093        1,100
Total Equity Securities      $126,574   $131,033   $  6,804     $  2,345

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

In October 1994, the Financial Accounting Standards Board issued Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments (FAS 119)." FAS 119 requires increased disclosures about derivative products, which are defined to include futures, forward, swap, or option contracts, or other financial instruments with similar characteristics. FAS 119 also requires that fair value information of derivative financial instruments be presented without combining, aggregating, or netting the fair value of derivative and nonderivative financial instruments. This statement is effective for financial statements issued by the Company for fiscal years ending after December 15, 1994. At June 30, 1995, the Company did not own any derivatives.

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

Net income decreased to $3,157,949, or $1.00 per share, in the second quarter of 1995 from $3,496,915 or $1.11 per share, in the second quarter of 1994, a decrease of 9.7%. Operating results remained strong as total policy revenue grew by 18% to $7,266,659 in the current period. Investment income net of expenses grew by 18% from $8,619,825 in the second quarter of 1994 to $10,141,044 in the second quarter of 1995.

REVENUES, BENEFITS, AND EXPENSES

Policy Revenues. Total policy revenues increased 18% to $7,266,659 in the second quarter of 1995 from $6,161,076 in the second quarter of 1994. Renewal life policy revenues rose 24% to $5,851,774 from $4,717,498 while first year life policy revenues decreased 2% to $1,414,885 in the second quarter of 1995 from $1,443,578 in the second quarter of 1994. New policy production remained strong, but did not match the sales records set in the second quarter of 1994 which were bolstered by the Company's participation in the Erie Insurance Group travel incentive program, "TravelQuest '95."

Deposits. First year and single universal life and annuity deposits were $17,729,768 in the second quarter of 1995 and $12,454,074 in the second quarter of 1994, representing an increase of 42%. Included in these amounts are structured settlement annuities sold to the Erie Insurance Group property/casualty affiliate companies which totaled $6,399,251 in the second quarter of 1995 and $1,440,419 in the second quarter of 1994.

Net Investment Income. Net investment income in the second quarter of 1995 was $10,141,044 compared to $8,619,825 in the second quarter of 1994, an increase of 18%. Fueling the growth in investment income was the Company's cash flows generated from annuity and universal life deposits and operating income.

Realized Gain on Investment. During the second quarter of 1995, the Company generated realized gains of $776,767, compared to gains of $1,068,629 generated during the same period in 1994. These gains consisted of gains on the sale and maturity of securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

Death Benefits. Net death benefits on life insurance policies increased 124% in the second quarter of 1995 to $2,364,483, compared to $1,053,689, for the same period in 1994. Death benefit experience should be analyzed for long-term trends, rather than over short periods where unusual fluctuations may influence the results. This is particularly true for a company the size of Erie Family Life, which is growing rapidly. The Company's mortality experience has been good over the past several years and the Company believes that its underwriting philosophy and practices are sound.

Interest on Annuity and Universal Life Deposits. Interest on deposits held by the Company for Policyholders rose 26% from $4,948,366 in the second quarter of 1994 to $6,227,530 in the second quarter of 1995. This increase was due to the $78 million in deposits made by Policyholders during the 12-month period ending June 30, 1995. At June 30, 1995, annuity deposits accruing interest were $375 million and universal life deposits accruing interest were $41 million. During the second quarter of 1995, the interest rate credited on universal life remained unchanged while the interest rate credited on annuities was reduced by 25 basis points (.25 percent). The current interest rate credited on universal life deposits is in the 6.50% to 7.25% range while the rate credited on annuity deposits is in the 5.35% to 6.25% range.

Amortization of Deferred Policy Acquisition Costs (DPAC). The amortization of deferred policy acquisition costs totaled $27,799 in the second quarter of 1995 and $506,857 in the second quarter of 1994. This decrease reflects the refinement of certain estimates during 1995, primarily the actual-to-expected expense ratio. During the second quarter of 1995 the actual-to-expected ratio of deferred policy acquisition costs was adjusted to better reflect the additional salaries and wages expense now being deferred. (See General Expenses).

Commissions. Commissions increased $220,377 to $739,310 in the second quarter of 1995. Most of this commission increase was due to an increase in total policy revenues of 18% along with an increase in the average commission rate. The average commission rate increased due to an increase in persistency for policies in their second policy year. Second year renewal commission rates are higher than third and subsequent year commission rates and increases in second year persistency will result in an increase in the average commission rate. The commission costs, which vary with and are primarily related to the production of new business, have been deferred. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

General Expenses. General expenses amount to $1,841,632 in the second quarter of 1995 compared to $1,699,521 for the same period in 1994. The increase in operating expense was due primarily to an increase in data processing expense. Offsetting this increase in operating expense was a decrease in employee salaries and wages. The increase in data processing expense was due to the Company's commitment of resources to several information systems projects during 1995. In the long-run these information system investments will enable the Company to respond to the needs of agents and policyholders more quickly and effectively, and allow the Company to control operating expenses. The decrease in employee salaries and wages was caused by a change in the salary and wage expense being deferred. The deferred policy acquisition costs now include the bonuses paid to branch sales employees, which is directly related to the production of new business. These costs will be amortized over the premium paying period of the related policies sold, in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue from these policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)


Taxes, Licenses, and Fees. Taxes, licenses and fees increased $256,811 to $1,406,548 in the second quarter of 1995. Increased non-qualified deposit volume resulted in higher non-qualified annuity premium taxes, in the second quarter. The Pennsylvania non-qualified annuity tax increased the Company's premium taxes by $203,000 in the second quarter of 1995 and $137,000 in the second quarter of 1994.

Taxes, licenses, and fees also rose due to an increase in the assessments paid to the state life insurance guaranty associations. These assessments totaled $873,000 in the second quarter of 1995 and $701,000 in the second quarter of 1994. The assessments are mandated by the state life insurance guaranty associations and are used by them to guarantee the life, annuity and health insurance policies of companies that have become insolvent. About $347,000 of the 1995 assessments and $289,000 of the 1994 assessments can be recovered as credits on the Company's state premium tax returns. These credits have generally remained available, but are not guaranteed by the states. During the second quarter of 1994, the Company recognized a disallowance of a premium tax credit for annuity assessments paid to the Pennsylvania Life and Health Insurance Guaranty Association (Guaranty Association). When the Pennsylvania Department of Revenue originally considered the ramifications of the tax on nonqualified annuities, it determined that insurers would be permitted an offset against their premium tax liabilities for Guaranty Association assessments on these annuities. However, the Pennsylvania Department of Revenue abruptly changed its position and made it clear that it would deny insurers Guaranty Association premium tax offsets against the 2% premium tax liability on individual nonqualified annuities. This forced the Company to increase its premium tax liability by $15,000 during the second quarter of 1994. The Company believes that the Department's original interpretation permitting the offset is correct and has paid its 1993 and 1994 annual premium tax under protest.

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

Federal Income Tax. Federal Income Tax in the second quarter amounted to $1,641,840 compared to $1,945,424 for the same period in 1994. The 12% decrease in income from operations was the reason for this decrease.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums, annuity and universal life deposits and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities in the second quarter of 1995 was $165,773, compared to $1,721,038 in the second quarter of 1994. The Company's liquidity position remains strong as invested assets grew by $28 million during the second quarter of 1995 to $516 million at June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)


Premium from the sale of new policies combined with the premium on existing policies accounted for approximately 39.1% of total revenue in the second quarter of 1995 and 37.7% for the same period in 1994. Investment income, net of expenses, generated 54.6% of total revenue in 1995 and 52.8% in 1994. Also during the second quarter, the Company had a realized gain on investments which generated 4.2% of total revenue in 1995 and 6.5% in 1994.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, also generate cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $22,171,683 in the second quarter of 1995 and $16,925,260 in the second quarter of 1994.

The Company's current commitments for expenditures as of June 30, 1995, are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to stockholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations, its liquid assets and marketable securities and its line of credit with PNC Bank will enable the Company to meet any foreseeable cash requirements. At June 30, 1995, the Company's line of credit with PNC Bank totaled $10 million, none of which was outstanding.

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

FINANCIAL CONDITION

RESERVE LIABILITIES

The Company's primary commitment is its obligation to meet the payment of future benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On June 30, 1995, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments because the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are also exceptionally liquid in order to meet the short and long-term commitments to our Policyholders. At June 30, 1995, the Company's investment portfolio of cash and money market investments, investment grade bonds, common stocks, and preferred stocks, all of which are extremely marketable, totaled $517 million or 86.2% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.

Part II.  Other Information


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ending June 30, 1995.







                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Erie Family Life Insurance Company
                                                    (Registrant)

Date        July 31, 1995                   /s/ John M. Petersen
                                   (John M. Petersen, President & CEO)

                                            /s/ Thomas M. Sider
                             (Thomas M. Sider, Executive Vice President & CFO)