Form 10-Q
period 1995-09-30
ERIE FAMILY LIFE INSURANCE CO
filed 1995-10-30
CIK 33416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1995

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

    Common Stock, $1.10 Par Value -- 3,150,000 shares as of October 31, 1995

    The common stock is the only class of stock the Registrant is presently authorized to issue.

                                      INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Balance Sheets--September 30, 1995 and December 31, 1994

    Statements of Income--Three months ended September 30, 1995 and 1994, nine months ended September 30, 1995 and 1994

    Statements of Changes in Cash Flows--nine months ended September 30, 1995 and 1994

    Notes to Financial Statements--September 30, 1995

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Part I.  Financial Information
                         BALANCE SHEETS
                                        September 30,   December 31,
ASSETS                                      1995           1994
                                        (Unaudited)
Investments:
   Fixed Maturities:
     Held-to-Maturity, at amortized cost
      (fair value of $154,214,817 and
       $142,544,015, respectively)     $156,426,443    $160,445,072
     Available-for-Sale, at fair value
      (amortized cost of $229,391,365
       and $180,281,163, respectively)  242,522,114     175,851,865
   Equity Securities, at fair value
    (cost of $125,294,834 and
    $116,380,818, respectively)         129,114,572     108,361,616
   Real Estate                            1,821,957       1,898,628
   Policy Loans                           3,556,100       3,181,311
   Mortgage Loans on Real Estate          7,081,946       7,633,399
   Other Invested Assets                  3,602,474       2,257,143

     Total Investments                 $544,125,606    $459,629,034

Cash including short-term cash
 investments of $11,735,136
 and $7,262,914, respectively            10,544,222       6,559,213
Premiums Receivable                       2,421,387       2,300,721
Reinsurance Receivable                      375,251         312,249
Other Receivables                           392,980         261,578
Accrued Investment Income                 9,742,736       8,388,301
Deferred Policy Acquisition Costs        49,138,940      44,951,795
Reserve Credit For Reinsurance Ceded      3,914,065       3,385,623
Prepaid Federal Income Taxes                      0         851,320
Other Assets                              2,040,077       1,992,298

     Total Assets                      $622,695,264    $528,632,132


See notes to financial statements.

                                 BALANCE SHEETS
                                         September 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY         1995            1994
                                         (Unaudited)
Liabilities:
   Policy Liabilities and Accruals:
     Future Life Policy Benefits       $ 47,425,501    $ 44,050,175
     Policy and Contract Claims             683,844         797,485
     Annuity Deposits                   388,101,145     341,242,154
     Universal Life Deposits             43,194,778      36,107,402
   Supplementary Contracts Not
     Including Life Contingencies           840,742         767,456
   Other Policyholder Funds               3,138,549       6,352,476
   Current Federal Income Tax               282,779               0
   Deferred Federal Income Tax           14,256,690       2,897,964
   Reinsurance Premium Due                  217,706         193,135
   Accounts Payable and
     Accrued Liabilities                  3,960,767       4,131,617
   Due to Affiliate                         661,077       1,236,687

     Total Liabilities                 $502,763,578    $437,776,551

Stockholders' Equity:
   Common Stock, $1.10 Par Value Per Share;
   Authorized 5,000,000 Shares;
   3,150,000 Shares Issued
   And Outstanding                     $  3,465,000    $  3,465,000
   Additional Paid-In Capital               945,000         945,000
   Net Unrealized Appreciation
     (Depreciation) on Investment
     Securities, net of Deferred
     Taxes of $5,932,670 And
     ($4,356,975), respectively          11,017,817      (8,091,525)
   Retained Earnings                    104,503,869      94,537,106

     Net Stockholders' Equity          $119,931,686    $ 90,855,581

  Total Liabilities and Stockholders'
       Equity                          $622,695,264    $528,632,132



See notes to financial statements.

                         STATEMENTS OF INCOME (Unaudited)

                                          Three Months Ended                Nine Months Ended
                                             September 30,                    September 30,
                                         1995           1994              1995           1994

Revenues:
  Policy:
  Life Premiums, net of premiums
    ceded of $745,847, $731,943,
    $2,192,838 and $2,065,602,
    respectively                    $ 6,620,756     $ 5,967,818      $19,183,841     $17,177,456
  Group                                 574,419         467,473        1,748,359       1,357,718
Total Policy Revenues               $ 7,195,175     $ 6,435,291      $20,932,200     $18,535,174

Investment Income, Net of Expenses
  of $96,558, $75,960, $285,701
  and $234,494 respectively          10,465,117       9,087,090       30,509,963      26,043,491
Realized Gain on Investment           4,690,581       1,063,897        6,006,298       4,666,488
Other Income                            386,776         355,490        1,159,373       1,108,362
    Total Revenues                  $22,737,649     $16,941,768      $58,607,834     $50,353,515

Benefits and Expenses:
  Death Benefits, net of reinsurance
    recoveries of $411,521,
    $52,271, $905,961 and
    $691,778 respectively             1,711,884         523,192        5,909,477       2,674,440
  Interest on Annuity Deposits        5,925,301       4,813,993       17,127,396      13,680,713
  Interest on Universal Life Deposits   661,424         518,393        1,902,364       1,403,555
  Surrender and Other Benefits          235,312         259,299          806,959         832,328
  Increase in Liability for Future
    Life Policy Benefits, net of
    the increase in reserve credit
    for reinsurance ceded of
    $200,038, $250,917, $528,442
    and $690,130 respectively           979,292         599,087        2,846,884       1,970,696
  Amortization of Deferred Policy
    Acquisition Costs                   481,446         531,002        1,212,483       1,357,225
  Commissions                           725,244         504,664        2,081,545       1,489,672
  General Expenses                    1,491,922       1,414,016        4,563,721       4,504,035
  Taxes, Licenses and Fees              513,977         386,466        2,756,789       2,323,920
    Total Benefits and Expenses     $12,725,802     $ 9,550,112      $39,207,618     $30,236,584

Income From Operations               10,011,847       7,391,656       19,400,216      20,116,931

Federal Income Tax
  Current                             2,640,871       2,577,026        5,151,372       6,395,629
  Deferred                              434,921         183,012        1,069,081         868,156
    Total Federal Income Tax          3,075,792       2,760,038        6,220,453       7,263,785

Net Income                          $ 6,936,055     $ 4,631,618      $13,179,763     $12,853,146


Net Income Per Share                $      2.20     $      1.47      $      4.18     $      4.08


Dividends Declared Per Share        $       .34     $       .30      $      1.02     $       .90


                 Statements of Changes in Cash Flows (Unaudited)

                                        Nine Months Ended     Nine Months Ended
                                       September 30, 1995    September 30, 1994

Cash flows from operating activities:
Net income                               $ 13,179,763           $ 12,853,146
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Net amortization of bond and mortgage
      premium and discount                     97,508                 34,736
    Amortization of deferred policy
      acquisition costs                     1,212,483              1,357,225
    Real Estate Depreciation                   76,671                 77,850
    Deferred federal income taxes           1,069,081                868,156
    Realized gains on investments          (6,006,298)            (4,666,488)
    Increase in other assets                  (47,779)              (494,967)
    (Increase) decrease in
      other receivables                      (131,402)                64,089
    Increase in premium receivable           (120,666)              (126,604)
    Increase in reinsurance receivable
      and reserve credits                    (591,444)              (553,201)
   Increase in accrued investment income   (1,354,435)            (1,498,975)
   Increase in deferred policy
     acquisition costs                     (5,399,628)            (5,747,461)
   Increase in future policy
     benefits and claims                    3,261,685              2,523,315
   (Decrease) increase in other
     policyholder funds                    (3,213,927)               889,582
   Increase in reinsurance premium due         24,571                143,170
   Decrease in accounts payable
     and accrued liabilities and
     due to affiliate                        (872,460)              (121,007)
   Increase in current Federal
     income taxes                           1,134,099                982,069
Net cash provided by operating
   activities                            $  2,317,822           $  6,584,635

           Statements of Changes in Cash Flows--Continued (Unaudited)

                                        Nine Months Ended     Nine Months Ended
                                       September 30, 1995    September 30, 1994

Cash flows from investing activities:
    Fixed Maturity Securities:
    Held-to-Maturity:
      Maturities                         $  3,906,728           $  6,206,223
      Sales                                         0                      0
      Purchases                                     0            (40,754,128)
    Available-for-Sale:
      Maturities                            1,548,146              3,030,154
      Sales                                40,382,164             32,312,174
      Purchases                           (89,247,603)           (69,138,472)
    Equity Securities:
      Sales                                16,421,802             14,229,631
      Purchases                           (21,109,082)           (20,656,456)
    Loans made to policyholders              (751,650)              (641,015)
    Payments received on policy loans         376,861                337,062
    Purchase of other invested assets      (1,425,662)              (905,599)
    Sale of other invested assets              80,331              6,133,816
    Purchase of mortgage loans                      0             (2,000,000)
    Principal payments received
      on mortgage loans                       552,499              4,515,036
  Net cash used in investing activities  $(49,265,466)          $(67,331,574)

Cash flows from financing activities:
    Increase in annuity and supplementary
      contract deposits                  $ 46,932,277           $ 40,571,982
    Increase in Universal Life Deposits     7,087,376              6,114,963
    Borrowed Money                                  0              3,413,271
    Dividends paid to stockholders         (3,087,000)            (2,756,253)
Net cash provided by financing
     activities                          $ 50,932,653           $ 47,343,963
Net increase (decrease) in cash and cash
  equivalents                               3,985,009            (13,402,976)
Cash and cash equivalents at
  beginning of year                         6,559,213             14,800,790
Cash and cash equivalents at
  end of quarter                         $ 10,544,222           $  1,397,814


Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
    Interest                             $        632           $     25,998
    Income taxes                            4,017,273              5,954,181

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994

NOTE B -- RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to the current year's presentation.

NOTE C -- INVESTMENTS

The total invested assets of the Company consist of investments in fixed maturities, preferred stock, common stock, real estate, mortgage and policy loans and other invested assets. At September 30, 1995, 73.3% of total invested assets were invested in fixed maturities. Preferred stocks represent 22.5% or $122.6 million and common stocks represent 1.2% or $6.5 million of total invested assets at September 30, 1995, while real estate and mortgage loans make up only 1.6% of total invested assets. Mortgage loan and real estate investments have the potential for higher returns but also carry more risk, including less liquidity and greater uncertainty of rate of return. Consequently these investments have been kept to a minimum.

The Company's fixed maturities at September 30, 1995 consist of investments in bonds of $397 million and investments in redeemable preferred stock of $2 million. It is the Company's objective that the fixed maturity portfolio be of very high quality and well diversified within each market sector. The portfolio is conservatively managed with the goal of achieving reasonable returns while limiting exposure to risk. At September 30, 1995 the carrying value of fixed maturities was $398,948,557, or 73.3% of total invested assets. At September 30, 1995, the amortized cost, estimated market value, gross unrealized gains, gross unrealized losses, and carrying value for fixed maturities were as follows:

                           Fixed Maturities at 9-30-95
                                   (thousands)

                                                         Gross          Gross
                              Amortized     Market     Unrealized     Unrealized   Carrying
                                 Cost       Values       Gains          Losses      Value

U.S. Treasury & Agency        $  6,123    $  6,663      $    540       $      0     $  6,663
Mortgage-Backed Certificates       464         491            28              1          464
Industrial & Miscellaneous     220,656     228,306         9,747          2,097      229,525
Public Utilities               104,825     106,273         2,607          1,159      107,040
Political Subdivision            3,008       3,319           311              0        3,248
Special Revenue                 50,742      51,685         2,023          1,080       52,009
Total Fixed Maturities        $385,818    $396,737      $ 15,256       $  4,337     $398,949


The bond investments included in the fixed maturity category consist of high-quality, marketable securities, 98.9% or $392 million of which, are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $271 million of bonds characterized as of the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners (NAIC). Below investment- grade bonds totaled $4.5 million at September 30, 1995 and are a very manageable 0.8% of total invested assets. None of the bonds included in the below investment-grade category are considered "low" quality. All of the securities classified as below investment-grade are current and in good standing. Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

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

At September 30, 1995, the Company's five largest investments in corporate debt securities totaled $26,879,219, none of which individually exceeded $6.2 million. These investments had a market value of $27.8 million.

In compliance with "Accounting for Certain Investments in Debt and Equity Securities (FAS 115)," the Company has classified 60.8% of its fixed maturity portfolio as available-for-sale at September 30, 1995. Management believes this level of available-for-sale securities is sufficient for the Company to meet its liquidity needs and provides the flexibility necessary to respond to changes in the securities markets. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in stockholders' equity. Fixed maturities classified as held-to-maturity are carried at the lower of cost or market value. The held-to-maturity category includes only fixed maturities which management has both the positive intent and ability to hold until maturity.

Equity securities consist of common and preferred stocks which are carried on the balance sheet at current market value. At September 30, 1995, common and preferred stock held by the Company had a cost of $125,294,834 and a market value of $129,114,572, representing an unrealized gain of $3,819,738. As with the held-to-maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector and support the investment return provided to Policyholders. The preferred stocks are of very high-quality and extremely marketable, 95.0% or $116.5 million of which are of the "highest" or "high" quality, as defined by the NAIC. The remaining $6.1 million of preferred stocks have a "medium" NAIC rating. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC.

                            Equity Securities, 9-30-95
                                   (thousands)
                                                        Gross        Gross
                                           Market    Unrealized   Unrealized
                                 Cost      Value        Gains        Losses

Common Stocks
  Banks & Insurance           $    181   $    333     $    152     $      0
  Industrial & Miscellaneous     4,691      6,151        1,673          213
Preferred Stocks
  Public Utilities               1,273      1,286           13            0
  Banks & Insurance             76,905     78,098        2,135          942
  Industrial & Miscellaneous    42,245     43,247        1,928          926
Total Equity Securities       $125,295   $129,115     $  5,901     $  2,081

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

At  September  30, 1995,  the Company did not own any derivatives.

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

Net income increased to $6,936,055, or $2.20 per share, in the third quarter of 1995 from $4,631,618 or $1.47 per share, in the third quarter of 1994, an increase of 50%. The increase in non-recurring realized gains on investment from $1,063,897 in the third quarter of 1994 to $4,690,581 in the third quarter of 1995 was the primary reason for the increase in net income. Operating results remained strong as total policy revenue grew by 12% to $7,195,175 in the current period. Investment income net of expenses grew by 15% from $9,087,090 in the third quarter of 1994 to $10,465,117 in the third quarter of 1995.

REVENUES, BENEFITS, AND EXPENSES

Policy Revenues. Total policy revenues increased 12% to $7,195,175 in the third quarter of 1995 from $6,435,291 in the third quarter of 1994. Renewal life policy revenues rose 15% to $5,749,333 from $4,989,125 while first year life policy revenues remained stable at $1,445,842 in the third quarter of 1995 compared to $1,446,166 in the third quarter of 1994. New policy production remained strong, but did not match the sales records set in the third quarter of 1994 which were bolstered by the Company's participation in the Erie Insurance Group travel incentive program, "TravelQuest '95."

Deposits. First year and single universal life and annuity deposits were $11,463,800 in the third quarter of 1995 and $12,730,601 in the third quarter of 1994, representing a decrease of 10.0%. Included in these amounts are structured settlement annuities sold to the Erie Insurance Group property/casualty affiliate companies which totaled $6,396,124 in the third quarter of 1995 and $1,872,336 in the third quarter of 1994. Also included in these amounts are annuity contracts purchased by the Erie Insurance Group Retirement Plan for employees which totaled $27,037 in the third quarter of 1995 and $4,353,723 in the third quarter of 1994.

Net Investment Income. Net investment income in the third quarter of 1995 was $10,465,117 compared to $9,087,090 in the third quarter of 1994, an increase of 15%. Fueling the growth in investment income was the Company's cash flows generated from annuity and universal life deposits and operating income.

Realized Gain on Investment. During the third quarter of 1995, the Company generated realized gains of $4,690,581, compared to gains of $1,063,897 generated during the same period in 1994. These gains consisted of gains on the sale and maturity of securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

Death Benefits. Net death benefits on life insurance policies increased 227% in the third quarter of 1995 to $1,711,884, compared to $523,192, for the same period in 1994. Death benefit experience should be analyzed for long-term trends, rather than over short periods where unusual fluctuations may influence the results. This is particularly true for a company the size of Erie Family Life, which is growing rapidly. The Company's mortality experience has been good over the past several years and the Company believes that its underwriting philosophy and practices are sound.

Interest on Annuity and Universal Life Deposits. Interest on deposits held by the Company for Policyholders rose 24% from $5,332,386 in the third quarter of 1994 to $6,586,725 in the third quarter of 1995. This increase was due to the $77 million in deposits made by Policyholders during the 12-month period ending September 30, 1995. At September 30, 1995, annuity deposits accruing interest were $388 million and universal life deposits accruing interest were $43 million. During the third quarter of 1995, the interest rate credited on universal life and annuity deposits remained unchanged. The current interest rate credited on universal life deposits is in the 6.50% to 7.25% range while the rate credited on annuity deposits is in the 5.35% to 6.25% range.

Commissions. Commissions increased $220,580 to $725,244 in the third quarter of 1995. Most of this commission increase was due to an increase in total policy revenues of 12% along with an increase in the average commission rate. The average commission rate increased due to an increase in persistency for policies in their second policy year. Second year renewal commission rates are higher than third and subsequent year commission rates and increases in second year persistency will result in an increase in the average commission rate. The commission costs, which vary with and are primarily related to the production of new business, have been deferred. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

General Expenses. General expenses amount to $1,491,922 in the third quarter of 1995 compared to $1,414,016 for the same period in 1994. The increase in operating expense was due primarily to an increase in data processing expense. Offsetting this increase in operating expense was a decrease in employee salaries and wages. The increase in data processing expense was due to increased networking charges from the Company's Data Sharing system. The Data Sharing system electronically links the Agents with the Company. This technology provides entry of applications at the agency level, expedites underwriting, and enhances the Company's ability to communicate with the agency force. The decrease in employee salaries and wages was caused by a change in the salary and wage expense being deferred. The deferred policy acquisition costs now include the bonuses paid to branch sales employees, which is directly related to the production of new business. These costs will be amortized over the premium paying period of the related policies sold, in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue from these policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)


Taxes, Licenses, and Fees. Taxes, licenses and fees increased $127,511 to $513,977 in the third quarter of 1995. Increased non-qualified deposit volume resulted in higher non-qualified annuity premium taxes, in the third quarter. The Pennsylvania non-qualified annuity tax increased the Company's premium taxes by $193,000 in the third quarter of 1995 and $103,000 in the third quarter of 1994. On June 30, 1995 Pennsylvania Act 21-1995 was signed into law. This law repeals the tax on non-qualified annuities beginning January 1, 1996.

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

Federal Income Tax. Federal Income Tax in the third quarter amounted to $3,075,792 compared to $2,760,038 for the same period in 1994. Income from operations increased by 35% for the third quarter of 1995 when compared to the third quarter of 1994, while the Federal Income Tax provision increased by only 11% for the same period. This difference was caused by the prior year Federal Income Tax provision being adjusted to actual. This adjustment caused the third quarter 1995 Federal Income Tax provision to decrease by $425,000 and the third quarter 1994 Federal Income Tax provision to increase by $123,000. Without these adjustments, the federal income tax provision would have increased by 33% for the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums, annuity and universal life deposits and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities in the first nine months of 1995 was $2,317,822, compared to $6,584,635 in the first nine months of 1994. The Company's liquidity position remains strong as invested assets grew by $29 million during the third quarter of 1995 to $544 million at September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)


Premium from the sale of new policies combined with the premium on existing policies accounted for approximately 31.6% of total revenue in the third quarter of 1995 and 38.0% for the same period in 1994. Investment income, net of expenses, generated 46.0% of total revenue in 1995 and 53.6% in 1994. Also during the third quarter, the Company had a realized gain on investments which generated 20.6% of total revenue in 1995 and 6.3% in 1994.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, also generate cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $14,697,756 in the third quarter of 1995 and $15,941,642 in the third quarter of 1994.

The Company's current commitments for expenditures as of September 30, 1995, are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to stockholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations, its liquid assets and marketable securities and its line of credit with PNC Bank will enable the Company to meet any foreseeable cash requirements. At September 30, 1995, the Company's line of credit with PNC Bank totaled $10 million, none of which was outstanding.

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

FINANCIAL CONDITION

RESERVE LIABILITIES

The Company's primary commitment is its obligation to meet the payment of future benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On September 30, 1995, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments because the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are also exceptionally liquid in order to meet the short and long-term commitments to our Policyholders. At September 30, 1995, the Company's investment portfolio of cash and money market investments, investment grade bonds, common stocks, and preferred stocks, all of which are extremely marketable, totaled $539 million or 86.5% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.

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

The Company did not file any reports on Form 8-K during the three-month period ending September 30, 1995.







                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Erie Family Life Insurance Company
                                                  (Registrant)

Date        October 27, 1995                /s/ John M. Petersen
                                   (John M. Petersen, President & CEO)

                                             /s/ Thomas M. Sider
                              (Thomas M. Sider, Executive Vice President & CFO)