Form 10-K
period 1995-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 1996-03-26
CIK 33416

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                   (FEE REQUIRED)

For the fiscal year ended December 31, 1995

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                [NO FEE REQUIRED]

For the transition period from              to

                       Commission File Number   2-39458

                       ERIE FAMILY LIFE INSURANCE COMPANY
            (Exact name of registrant as specified in its charter)

           Pennsylvania                                            25-1186315
(State or other jurisdiction                                  (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania                       16530
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code   (814) 870-2000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.10 par value
                                  (Tile of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,150,000 shares of Common Stock outstanding on February 28, 1996.

                DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1995 (the "Annual Report") are incorporated by reference into Parts II and IV of this Form 10-K Report.

                                                            INDEX


ITEM NUMBER AND CAPTION                                        PAGE

Item 1.    Business                                             3

Item 2.    Properties                                           8

Item 3.    Legal Proceedings                                    8

Item 4.    Submission of Matters to a
           Vote of Security Holders                             8

Item 5.    Market for Registrant's Common Stock
           and Related Stockholder Matters                      8

Item 6.    Selected Financial Data                              9

Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                        9

Item 8.    Financial Statements and Supplementary Data          9

Item 9.    Changes In and Disagreements With
           Accountants on Accounting and Financial
           Disclosure                                           9

Item 10.   Directors and Executive Officers
           of the Registrant                                    10

Item 11.   Executive Compensation                               14

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management                     19

Item 13.   Certain Relationships and Related
           Transactions                                         21

Item 14.   Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                              22

                                                           PART I


ITEM 1.  BUSINESS

       Erie Family Life Insurance Company (hereinafter referred to as "The Company", the "Registrant" or "Erie Family Life") was incorporated in the Commonwealth of Pennsylvania on May 23, 1967 and commenced business on September 1, 1967. The Company is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life. Erie Family Life also sells individual and group annuities.

Products

       The Company's portfolio of life insurance includes the usual forms of permanent life, endowment and term policies, including whole life, family income, mortgage and decreasing term, group, and universal life insurance. In terms of face value, new life business issued in 1995 had a ratio of 4:1 of term insurance to whole life insurance coverage.

       Life insurance premiums and annuity deposits have been the primary sources of cash inflows for the Company.


                                                  Classes of Life Insurance
                                                  Percentage of Total Sales


                                               For the year ended December 31,

       Class                                         1995          1994         1993          1992          1991
       -----                                         ----          ----         ----          ----          ----

       Ordinary Life (including Total
       and Permanent Disability and
       Additional Accidental Death)                    91.8%        92.1%         92.3%        91.9%         92.1%
       Group                                            8.2          7.9           7.7          8.1           7.9
                                                     ------        -----         -----        -----         -----
                                                      100.0%       100.0%        100.0%       100.0%        100.0%

       Certain elements of revenue and expense reflect the requirements of Financial Accounting Standard (FAS) 97. FAS 97 prescribes a uniform method by which life insurance companies record certain long-term contracts, specifically annuities, universal life, and other interest sensitive products. This method involves separating the premium income into the "premium" portion (shown in the sales figures) which represents insurance protection purchased, and the "deposit" portion, which represents funds to be held at interest for future uses. Under this standard, the "deposit" portion of the premium income is accounted for using methods applicable to comparable "interest bearing obligations" of other types of financial institutions.

       Structured settlement annuities sold to affiliate companies represented $22,018,313 in annuity deposits in 1995, $11,431,965 in 1994 and
       $7,516,908 in 1993. Also included in the annuity deposits are annuity contracts purchased by the Erie Insurance Group Retirement Plan for Employees. These annuity contracts purchased totaled $6,024,125 in 1995 and $8,880,714 in 1994.

                                                 Classes of Deposits
                                                   Total Deposits

                                           For the year ended December 31,

       Class                                       1995            1994           1993             1992            1991
       -----                                       ----            ----           ----             ----            ----

       Universal Life Deposit                   $   8,490,667   $   7,482,156  $     6,130,390  $    5,543,162  $    4,560,411
       Annuity Deposit                             66,051,230      62,048,541       50,550,323      53,526,178      44,040,442
                                                -------------   -------------  ---------------  --------------  --------------
                                                $  74,541,897   $  69,530,697  $    56,680,713  $   59,069,340  $   48,600,853

       The Registrant reinsures with other insurance companies the portion of the insurance coverage above acceptable retentions. Beginning January 1, 1995, the retention limit on an acceptable risk was increased to $300,000 on each individual life written. Prior to January 1, 1995, the limit was $225,000.

       The Company reinsures under a number of different reinsurance agreements. The primary purpose of this reinsurance is to enable the Company to write a policy in an amount larger than the risk it is willing to assume for itself. The secondary purposes are to receive commissions on the reinsurance ceded and in some instances to participate in the profits of the reinsured business by way of an "experience rating refund."

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

Competition

       The Company operates in a highly competitive field which consists of many stock and mutual life insurance companies. A large number of established insurance companies compete in states in which the Company transacts business and many of these companies offer more diversified lines of insurance coverage and have substantially greater financial resources than does the Company. Competition is based primarily on price, availability of insurance products and the financial strength of the Company.

Insurance Regulation

       The Company is subject to supervision and regulation by the insurance departments of the states in which it does business. Although the extent of the regulation varies from state to state, generally the supervisory agencies are vested with broad administrative powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, licensing of agents, approval of policy forms, deposits of security for the benefits of policy owners and investments and maintenance of specified reserves and capital, all designed primarily for the protection of policy owners. In accordance with the rules of the National Association of Insurance Commissioners, the Company is examined periodically by one or more of the state supervisory agencies. The latest such examination of the Company was conducted by the Pennsylvania and Ohio Insurance Departments and covered the four years ended December 31, 1990.

       The Commonwealth of Pennsylvania has adopted the minimum risk-based capital requirements on domestic insurance companies that were developed by the National Association of Insurance Commissioners (NAIC). The formulas for determining the amount of risk-based capital specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. These formulas determine a ratio of the company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels and ratios are as follows.

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

       Erie Family Life has regulatory total adjusted capital of $76 million and $56 million at December 31, 1995, and 1994, respectively, and a ratio of total adjusted capital to authorized control level risk-based capital of
       7.1 and 5.8 at December 31, 1995, and 1994, respectively. These levels far exceed the minimum risk-based capital requirements.

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

The interest factors used in the computation of material reserves are:

                                                     Basis of Assumption

  Years of            Policy
    Issue              Type                    Interest                    Mortality                 Withdrawal

1967 - 1975          All Life           4% graded to 3 1/2%            1955-60 Basic                 Modified
                                                                       Select Plus Ultimate          Linton B

1976 - 1980          All Life           6% graded to 4%                1955-60 Basic                 Linton B
                                                                       Select Plus Ultimate

1981 - 1988          Permanent          7 1/4% graded to 6%            85% of 1965-70                150% of
                     Life                                              Select and Ultimate           Linton A

1981 - 1988          Other              7 1/4% graded to 6%            85% or 90% of                 Pricing
                     Life                                              1965-70 Select and            Assumptions
                                                                       Ultimate

1988 - 1995          All Life           7% graded to 6%                Multiple of 1965-70           Pricing
                     and Annual                                        Select and Ultimate           Assumptions
                     Renewable
                     Term

1987 - 1995          Universal          7 1/2% graded to 6%            85% or 90% of                 Pricing
                     Life                                              1965-70 Select and            Assumptions
                                                                       Ultimate

Investments

       In accordance with standard insurance practice, the Registrant invests its funds principally in corporate bonds and preferred and common stocks. In 1995, the Company's real estate held for investment purposes constituted 0.3% of the Company's total assets while mortgage loans accounted for 1.0% and Other Invested Assets accounted for 0.6%. The real estate owned by the Company is leased to an affiliate, Erie Indemnity Company (EIC), for rentals of $423,120 per year through December 31, 2000. In addition, the Company makes policy loans to its Policyholders, and at December 31, 1995, such policy loans constituted 0.5% of the Registrant's total assets. Annual increases in the number and dollar amount of policy loans, generally, will vary with changes in short-term rates of interest. When short-term rates are high, policy loans are also expected to increase.

       Subject to certain laws that prescribe the nature, quality and percentage of the various types of investments which may be made by insurance companies, the Company manages its investments to meet diversification, yield and liquidity objectives.

Employees

       Services of seventy-nine full-time Employees are provided through an affiliate, EIC. All employees are salaried and ten are officers. These Employee expenses along with other operating expenses are paid by the EIC and reimbursed on a monthly basis. None of the Employees are covered by collective bargaining agreements and the Company believes its Employee relations are satisfactory.

Other Data

                    The Company's Lapse Rate for 1995 was 7.9%.

                    Reinsurance Profitability - Not Applicable.

                    New Types of Insurance - Not Applicable.

                    Total Insurance In Force for the last five years Net of Reinsurance was:

                                1995 - $8,370,940,000
                                1994 - $7,481,537,000
                                1993 - $6,428,223,000
                                1992 - $5,545,197,000
                                1991 - $4,678,254,000

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote to shareholders during the fourth quarter of 1995.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

       Currently there is no market on which the Registrant's stock is traded. The Company had 1,145 recordholders of Common Stock at December 31, 1995.

Date Dividends Declared            Date Dividends Paid      Dividends per Share

   March 1, 1994                      April 1, 1994              $  .30
   March 1, 1994                      July 1, 1994                  .30
   July 21, 1994                      October 1, 1994               .30
   September 29, 1994                 January 1, 1995               .30
   March 2, 1995                      April 1, 1995                 .34
   April 25, 1995                     July 3, 1995                  .34
   June 22, 1995                      October 2, 1995               .34
   September 21, 1995                 January 2, 1996               .34

ITEM 6.  SELECTED FINANCIAL DATA

The information contained in "Selected Financial Data" on Page 12 of the Company's 1995 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The information set forth on pages 13 through 18 of the Company's 1995 Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 1995 Financial Statements and the Registrant's independent auditor's report on pages 20 through 28 of the Company's 1995 Annual Report are incorporated herein by reference, as is the unaudited information set forth in the Notes to the Financial Statements under the caption "Unaudited Quarterly Summary of Operations" on page 28.


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                            Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 12/31/95                                Held During the Last Five Years

Samuel P. Black, Jr. 1                    Director since 1967.  Chairman of the Board, Samuel P. Black & Associates, Inc.--
       93                                 insurance agency; Director--Erie Insurance Company, Flagship City Insurance Company,
                                          Erie  Insurance  Property  &  Casualty Company  and Erie  Indemnity  Company,
                                          Attorney-in-Fact for Erie  Insurance Exchange.

J. Ralph Borneman, Jr.                    Director since 1992.  President and Chief Executive Officer of Body-Borneman
       57                                 Associates Inc., insurance agency.  President Body-Borneman, Ltd. and Body-Borneman,
                                          Inc., insurance agencies.  Director--Erie Insurance Company, Erie Indemnity Company,
                                          Attorney-in-Fact for Erie Insurance Exchange, Erie Insurance Company of New York and
                                          National Penn Bankshares.

John J. Brinling, Jr.                     Executive Vice President of the Company since December 1990.  Division Officer 1984-
       48                                 present.

Robert H. Dreyer                          Senior Vice President of the Company since 1990.  Chief Actuary 1983-Present.
       58

Philip A. Garcia                          Senior Vice President and Controller and Division Officer since October 1993.  Vice
       39                                 President and Manager of the Life Accounting Department of the Company prior to 1993.

Susan Hirt Hagen 1,*                      Director since 1980.  Managing Partner, Hagen, Herr & Peppin, Group Relations
       60                                 Consultants since 1990; Associate, Center for Practice of Conflict Management 1972-
                                          1990; Director--Erie Insurance Company and Erie Indemnity Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange,  since 1980; Director,  Erie
                                          Insurance  Property & Casualty Company and Erie Insurance Company of New York
                                          since 1995.

Thomas B. Hagen*                          Director since 1980.  Secretary of Commerce of the Commonwealth of Pennsylvania
       60                                 since January 1995; Chairman, Hagen & Company, business consultants from 1994 to
                                          January  1995,  Special  Consultant to the  Chairman of the Board of the Erie
                                          Indemnity  Company,   Attorney-in-Fact for the Erie  Insurance  Exchange from
                                          September   1993  to   January   1995; Chairman   of  the   Board  and  Chief
                                          Executive    Officer   of   the   Erie Indemnity  Company,   Attorney-in-Fact
                                          for the Erie Insurance Exchange,  Erie Family Life Insurance Company and Erie
                                          Insurance  Company from November 1990, and of Flagship City Insurance Company
                                          and Erie Insurance Property & Casualty Company,    since   1992   and   1993,
                                          respectively,   to   September   1993; President   of  the   Erie   Indemnity
                                          Company, Attorney-in-Fact for the Erie Insurance  Exchange and Erie Insurance
                                          Company and Executive  Vice  President of Erie Family Life Insurance  Company
                                          from 1982 to November 1990;  Director, the    Erie     Indemnity     Company,
                                          Attorney-in-Fact    for    the    Erie Insurance  Exchange and Erie Insurance
                                          Company,   General  Public   Utilities Corporation   1988-1995.   Erie  Small
                                          Business Investment Company 1985-1995.

1 Member of Executive Committee
* F. William Hirt is the brother of Susan Hirt Hagen and the brother-in-law of Thomas B. Hagen. Susan Hirt Hagen is the wife of Thomas B. Hagen.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                               Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 12/31/95                                Held During the Last Five Years

F. William Hirt 1C,*                      Chairman of the Board.  Director since 1967.  Chairman of the Board of the Erie
       70                                 Insurance Company, Erie Indemnity Company, Attorney-in-Fact for Erie Insurance
                                          Exchange,  Erie  Insurance  Property & Casualty   Company  and  Flagship  City
                                          Insurance   Company  since   September 1993;  Chairman  of the  Board of Erie
                                          Insurance  Company  of New York  since April 1994.  Chairman of the Executive
                                          Committee  of the Company and the Erie Indemnity  Company,   Attorney-in-Fact
                                          for  Erie  Insurance   Exchange  since November 1990;  Interim  President and
                                          Chief   Executive   Officer   of   the Company,   Erie   Indemnity   Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange, Erie Insurance Company, Erie
                                          Insurance Property & Casualty Company, Flagship  City  Insurance  Company and
                                          Erie  Insurance  Company  of New  York from  January 1, 1996 to February  12,
                                          1996;  Chairman  of the  Board,  Chief Executive  Officer and Chairman of the
                                          Executive  Committee  of the  Company, Erie Indemnity  Company,  Attorney-in-
                                          Fact for Erie  Insurance  Exchange and Erie  Insurance  Company for more than
                                          five     years     prior      thereto; Director--Erie    Insurance   Company,
                                          Flagship City Insurance Company,  Erie Indemnity  Company,   Attorney-in-Fact
                                          for  Erie  Insurance  Exchange,   Erie Insurance Property & Casualty Company,
                                          Erie Insurance Company of New York and Integra Financial Corporation.

Thomas H. Hubbard                         Director since 1967.  Financial Consultant, Butcher & Singer--Division of Wheat
       72                                 First Securities, Ashtabula, Ohio--September 1990-April 1991.  Vice President,
                                          Parker/ Hunter, Inc., Investments, Ashtabula, Ohio 1976-1990.  Partner in Markko
                                          Vineyard, Conneaut, Ohio since 1968.  Director--Erie Insurance Company.

Stephen E. Jones, Esq.                    Director since 1967.  Rear Admiral USNR (Ret.) of Counsel, Knox, McLaughlin,
       89                                 Gornall & Sennett, P.C., Erie, PA.  Director--Erie Insurance Company and Erie
                                          Plastics, Corry, PA.

Dr. Irvin H. Kochel 2                     Director since 1970.  Retired Assistant Vice President Emeritus, The Pennsylvania
       72                                 State University; Director--Erie Insurance Company and Erie Indemnity Company,
                                          Attorney-in-Fact for Erie Insurance Exchange.

Edmund J. Mehl 1,2C                       Director since 1969.  Retired Chairman and Chief Executive Officer, Dispatch
       72                                 Printing, Inc.; Director--Erie Insurance Company, Erie Indemnity Company, Attorney-
                                          in-Fact for Erie  Insurance  Exchange, Flagship City Insurance Company,  Erie
                                          Insurance  Property & Casualty Company and  Erie  Insurance  Company  of  New
                                          York.



1 Member of Executive Committee
2 Member of Audit Committee
C Committee Chairman
* F. William Hirt is the brother of Susan Hirt Hagen and the brother-in-law of Thomas B. Hagen. Susan Hirt Hagen is the wife of Thomas B. Hagen.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                               Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 12/31/95                                Held During the Last Five Years

Stephen A. Milne                          President, Chief Executive Officer and Director since February 12, 1996.  President
       47                                 and Chief Executive Officer of the Erie Insurance Company and Erie Indemnity
                                          Company,   Attorney-in-Fact  for  Erie Insurance  Exchange since February 12,
                                          1996.  President  and Chief  Executive Officer  of  Flagship  City  Insurance
                                          Company,  Erie  Insurance  Property  & Casualty  Company  and Erie  Insurance
                                          Company  of New York  since  March 11, 1996;  Executive Vice President of the
                                          Erie Insurance Company, Erie Indemnity Company,   Attorney-in-Fact  for  Erie
                                          Insurance   Exchange,   Flagship  City Insurance   Company,   Erie  Insurance
                                          Property & Casualty  Company  and Erie Insurance    Company   of   New   York
                                          1994-February 1996. Owner, Bennett-Damascus    Insurance   Agency
                                          March  1991-December  31, 1993; Senior Vice  President-Agency  Division  Erie
                                          Insurance Group 1988-1991.  Director--Erie Insurance Company, Erie
                                          Indemnity  Company,   Attorney-in-Fact for Erie  Insurance  Exchange and Erie
                                          Insurance   Company   of   New   York, Flagship  City  Insurance  Company and
                                          Erie  Insurance  Property  &  Casualty Company.

John M. Petersen 1                        Director since 1980.  Retired; President and Chief Executive Officer of the Erie
       67                                 Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange, Erie Family Life
                                          Insurance   Company,   Erie  Insurance Company,   Flagship   City   Insurance
                                          Company and Erie Insurance  Property & Casualty Company from 1993 to 1995 and
                                          Erie  Insurance  Company  of New  York from 1994-1995;  President,  Treasurer and  Chief  Financial  Officer  of the Erie Indemnity Company,
                                          Attorney-in-Fact    for    the    Erie Insurance  Exchange,   Erie  Insurance
                                          Company and Erie Family Life Insurance Company  from  November  1990,  and of
                                          Flagship  City  Insurance  Company and Erie  Insurance  Property  &  Casualty
                                          Company    since    1992   and   1993, respectively,   to   September   1993;
                                          President,    Treasurer    and   Chief Financial  officer of Erie Family Life
                                          Insurance  Company and Executive  Vice President,    Treasurer    and   Chief
                                          Financial    Officer   of   the   Erie Indemnity  Company,   Attorney-in-Fact
                                          for the Erie  Insurance  Exchange  and Erie  Insurance  Company for more than five years  prior  thereto;  Director, the Erie Insurance  Company,  Flagship
                                          City Insurance Company, Erie Indemnity Company,  Attorney-in-Fact  for Erie
                                          Insurance  Exchange,   Erie  Insurance Property  &  Casualty  Company,   Erie
                                          Insurance  Company  of New  York,  and Spectrum Control, Inc.

Seth E. Schofield                         Director since 1991.  Retired; Chairman of the Board and Chief Executive
       56                                 Officer, USAir, Inc. from 1992 to January 1996; President and Chief Executive
                                          Officer, USAir, Inc. from June 1991 to July   1992;   President   and   Chief
                                          Operating  Officer,  USAir,  Inc. from June 1990 to June 1991; Executive Vice
                                          President,  USAir,  Inc.  from 1989 to June 1990; Chairman of the Board and a
                                          Director,  Greater  Pittsburgh Chamber of Commerce;  Director,  USAir,  Inc.,
                                          the    Erie     Indemnity     Company, Attorney-in-Fact  for  Erie  Insurance
                                          Exchange,  Erie Insurance Company, PNC Bank,  N.A., USX  Corporation,  Calgon
                                          Carbon  Corporation,  and a member  of the Desai Capital Management  Advisory
                                          Board.

1 Member of Executive Committee

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                               Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 12/31/95                                Held During the Last Five Years

Thomas M. Sider                           Executive Vice President and Chief Financial Officer of the Company since
       46                                 October 1993.  Executive Vice President and Chief Financial Officer of the Erie
                                          Insurance Company, Erie Indemnity Company, Attorney-in-Fact for Erie Insurance
                                          Exchange, Flagship City Insurance Company, Erie Insurance Company of New York,
                                          and Erie Insurance Property & Casualty Company.  Treasurer of the E.I. Holding
                                          Corp. and E.I. Service Corp.  Director--Flagship City Insurance Company, Erie
                                          Insurance Property & Casualty Company, E.I. Holding Corp., Erie Insurance
                                          Company of New York and E.I. Service Corp.


Jan R. Van Gorder 1                       Senior Executive Vice President, Secretary and General Counsel since 1990.
       48                                 Director since September 1990.  Senior Executive Vice President, Secretary and
                                          General  Counsel of the Erie Insurance Company,   Erie   Indemnity   Company,
                                          Attorney-in-Fact for Erie  Insurance Exchange  since 1990,  and of Flagship
                                          City   Insurance   Company   and  Erie Insurance  Property & Casualty Company
                                          since 1992 and 1993,  respectively and of Erie Insurance  Company of New York
                                          since   April   1994;    Senior   Vice President,   Secretary   and   General
                                          Counsel of the Company, Erie Insurance Company  and Erie  Indemnity  Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange  for  more  than  five  years
                                          prior     thereto;      Director--Erie Insurance   Company,   Flagship   City
                                          Insurance   Company,   Erie  Insurance Property  &  Casualty  Company,   Erie
                                          Insurance Company of New York and Erie Indemnity  Company,   Attorney-in-Fact
                                          for Erie Insurance Exchange.

Harry H. Weil 2                           Director since April 25, 1995.  Senior Partner, Reed, Smith, Shaw & McClay,
       62                                 Attorneys, since 1980, Partner 1969 to 1980, Associate 1964 to 1969; Director--Erie
                                          Indemnity  Company,   Attorney-in-Fact for  Erie  Insurance  Exchange,   Erie
                                          Insurance   Company,   Calgon   Carbon Corporation    and   Pittsburgh   Tube
                                          Company.

Douglas F. Ziegler                        Senior Vice President, Treasurer and Chief Investment Officer of the Company
       45                                 since October 1993.  Senior Vice President, Treasurer and Chief Investment Officer of
                                          the Erie Insurance Company, Erie Indemnity Company, Attorney-in-Fact for Erie
                                          Insurance Exchange, Flagship City Insurance Company and Erie Insurance Property &
                                          Casualty Company.






1 Member of Executive Committee
2 Member of Audit Committee

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

   The Company is a member of an insurance holding company system pursuant to Pennsylvania law under which insurance companies are required to have nominating, audit and executive compensation committees composed solely of directors who are not officers, employees or controlling shareholders of the Company or any entity controlling the Company. Insurance companies can satisfy this requirement if the insurance company is controlled by an insurer or a publicly held corporation that has committees that comply with this requirement. Erie Indemnity Company, holder of 21.6% of the Company's stock directly and 52.2% of the Company's stock as attorney-in-fact for Erie Insurance Exchange, has committees which meet these requirements.

   The following table sets forth the total compensation paid during each of the three fiscal years ended December 31, 1995 to the Chief Executive Officer and the four other most highly compensated executive officers during 1995 for services rendered in all capacities (as required by the SEC) to the Company, Erie Indemnity Company and its subsidiaries, and the Erie Insurance Exchange and its subsidiary which collectively make up the Erie Insurance Group. The amount of total compensation paid by Erie Indemnity Company listed below which is allocated to the Company is as follows: John M. Petersen - 10%; Jan R. Van Gorder - 5%; Thomas M. Sider - 10%; Stephen A. Milne - 0%; John J. Brinling, Jr.
- 100%.

                        Annual Compensation

Name and                                         Other Annual      All Other
Principal Position   Year  Salary      Bonus    Compensation    Compensation (1)
--------------------------------------------------------------------------------

John M. Petersen     1995  $700,808   $242,923      $8,100          $23,956
President and Chief  1994   716,123     74,993       8,100           69,058
Executive Officer(2) 1993   427,379     94,643       5,383           10,828

Jan R. Van Gorder    1995  $296,095    $26,725      $1,029          $29,625
Executive Vice       1994   278,442     25,590       1,029           14,834
President, Secretary 1993   261,769     18,981         642           14,853
& General Counsel

Thomas M. Sider      1995  $231,901    $26,696        $941          $22,410
Executive Vice       1994   190,049     22,571         941           21,109
President & Chief    1993   168,243     17,604          66           20,836
Financial Officer

Stephen A. Milne     1995  $245,611    $26,623        $927          $39,993
Executive Vice       1994   189,512     34,943         965            4,433
President - Insurance
Operations(3)

John J. Brinling,    1995  $184,104    $20,853        $877          $28,837
Jr., Executive       1994   176,365     19,527         877           22,682
Vice President of    1993   164,530     19,712         642           22,006
EFL

(1) Amounts shown include matching contributions made by the Company pursuant to the Company's Employee Savings Plans and premiums paid by the Company on behalf of the named individuals on Split Dollar Life insurance policies. For the year 1995, contributions made to the Employee Savings Plans amounted to $18,173, $6,849, $6,143, $5,424 and $4,910, on behalf of Messrs. Petersen, Van Gorder, Sider, Milne and Brinling, respectively. For the year 1994, contributions made to the Employee Savings Plans amounted to $17,500, $6,190, $4,788, $4,433 and $4,478 on behalf of Messrs. Petersen, Van Gorder, Sider, Milne and Brinling, respectively. For the year 1993, contributions made to the Employee Savings Plans amounted to $10,828, $5,917, $4,467 and $3,748 on behalf of Messrs. Petersen, Van Gorder, Sider and Brinling, respectively. Premiums paid during 1995 for Split Dollar Life insurance policies for Messrs. Petersen, Van Gorder, Sider, Milne and Brinling, are as follows: $-0-, $17,420, $16,267, $28,786 and $18,144. Premiums paid during 1994 for
       Split Dollar Life insurance policies for Messrs. Petersen, Van Gorder, Sider, Milne and Brinling, respectively, are as follows: $51,558, $8,644, $16,321, $-0- and $18,204. Premiums paid during 1993 for Split Dollar Life insurance policies for Messrs. Petersen, Van Gorder, Sider and Brinling, respectively, are as follows: $-0-, $8,936, $16,369 and $18,258. The Company is entitled to recover the premiums from any proceeds paid on such Split Dollar Life insurance policies and has retained a collateral interest in each policy to the extent of the premiums paid with respect to such policies.
(2) Mr. Petersen retired as President and Chief Executive Officer of the Company on December 31, 1995.
(3) Mr. Milne became an officer of the Company on January 11, 1994. Mr. Milne had been previously employed by the Company; his last position with the Company at that time was Senior Vice President -- Agency Division, a position he held from 1988 to 1991. On February 12, 1996, Mr. Milne became President, Chief Executive Officer and a director of the Company.

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

                                 PENSION PLAN TABLE

                                  Years of Service
Remuneration      15         20         25         30         35
-------------------------------------------------------------------
 $ 200,000       60,000     80,000    100,000    120,000    120,000
   225,000       67,500     90,000    112,500    135,000    135,000
   250,000       75,000    100,000    125,000    150,000    150,000
   300,000       90,000    120,000    150,000    180,000    180,000
   350,000      105,000    140,000    175,000    210,000    210,000
   400,000      120,000    160,000    200,000    240,000    240,000
   450,000      135,000    180,000    225,000    270,000    270,000
   500,000      150,000    200,000    250,000    300,000    300,000
   550,000      165,000    220,000    275,000    330,000    330,000
   600,000      180,000    240,000    300,000    360,000    360,000
   650,000      195,000    260,000    325,000    390,000    390,000
   700,000      210,000    280,000    350,000    420,000    420,000
   750,000      225,000    300,000    375,000    450,000    450,000

                  The compensation covered by such plan is the base salary reported in the Summary Compensation Table.

                  Under the pension plan, credited years of service is capped at 30 years. Credited years of service for each of the individuals named in the Summary Compensation Table is as follows: John M. Petersen - 31 years, Jan R. Van Gorder - 15 years, Thomas M. Sider - 25 years, Stephen A. Milne - 18 years and John J. Brinling, Jr. - 28 years.

         The benefits under such plan are computed on the basis of straight-life annuity amounts and a life annuity with a ten-year certain benefit. The benefits listed in the Pension Plan Table are not subject to deduction for Social Security or other offset amounts. The information in the foregoing table does not reflect certain limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"). Beginning in 1994, the Code prohibits the inclusion of earnings in excess of $150,000 per year (adjusted periodically for cost-of-living increases) in the average earnings used to calculate benefits. The Code also limits the maximum annual pension (currently $120,000, but adjusted annually for cost-of-living increases) that can be paid to each eligible employee. A Supplemental Employee Retirement Plan for senior management is in effect which provides benefits in excess of the earnings limitations imposed by the Internal Revenue Code of 1986 as amended.

Director Compensation

         Effective January 1, 1995, the annual retainer for directors increased to $15,000, plus $1,200 for each meeting attended and $800 for each committee meeting attended (unless the committee meeting is held the same day as a Board of Directors meeting, for which committee meeting $500 will be paid) plus an additional $2,000 per year for each committee chairperson. In addition, all directors are reimbursed for their expenses incurred in attending meetings. Officers of the Company who serve as directors are not compensated separately for attendance at meetings of the Board of Directors and its committees.

Agreements with Executive Officers

         Upon the recommendation of the Executive Compensation Committee of the Company's Board of Directors the Company has entered into employment agreements with the following four of the Company's senior executive officers: John J. Brinling, Jr., Executive Vice President of the Company in November, 1995; Stephen A. Milne, President and CEO of the Company; Thomas M. Sider, Executive Vice President and Chief Financial Officer of the Company, and Jan R. Van Gorder, Executive Vice President, General Counsel and Secretary of the Company. The employment agreements have the following principal terms:

         (a) A three year term expiring in November , 1998 unless the agreement is theretofore terminated in accordance with its terms with or without cause or due to disability or death of the officer or notice of non-renewal is given by the Company or the executive 30 days before any anniversary date;

         (b) A minimum annual base salary at least equal to the executive's annual base salary at the time the agreement was executed, subject to periodic review to reflect the executive's performance and responsibilities, competitive compensation levels and the impact of inflation;

         (c) The eligibility of the executive under the Company's incentive compensation programs and employee benefit plans;

         (d) The establishment of the terms and conditions upon which the executive's employment may be terminated by the Company and the compensation of the executive in such circumstances. The agreements provide generally, among other things, that if the employment of an executive is terminated without Cause (as defined in the agreement) by the Company or by the executive for Good Reason (as defined in the agreement) then the executive shall be entitled to receive an amount equal to the sum of: (i) three times his highest annual base salary during the preceding three years plus an amount equal to the total of the executive's highest awards during the preceding three years under the Company's bonus and other short-term incentive compensation plans and (ii) any award or other compensation to which the executive is entitled under any of the Company's incentive compensation programs and employee benefit plans as well as for the continuing participation, for a period of three years following termination, in all life, medical and dental insurance programs and other benefit plans to the extent the executive and his dependents were eligible to participate in such programs immediately prior to his termination;

         (e) Provisions relating to confidentiality and non-disclosure following an executive's termination; and

         (f) An agreement by the executive not to compete with the Company for a period of one year following his termination, unless his termination was without Cause.

Compensation Committee Interlocks and Insider Participation

         The Executive Compensation Committee (the "Committee") of the Company presently consists of Peter B. Bartlett, Chairman, J. Ralph Borneman, Jr., Seth
E. Schofield and Harry H. Weil. No member of the Committee is a former or current officer or employee of the Company or any of its affiliates. Furthermore, no executive officer of the Company serves as a member of a compensation committee of another entity one of whose executive officers serves on the Committee of the Company or as a director of the Company, nor does any executive officer of the Company serve as a director of another entity, one of whose executive officers serves on the Committee of the Company. Mr. Borneman is the President and a principal shareholder of Body-Borneman Associates, Inc., Body-Borneman, Inc. and Body-Borneman, Ltd., all of which are independent insurance agencies representing a number of insurers, including the Company and its insurance affiliates.

Report of the Executive Compensation Committee of the Company

         As noted previously, the Company is a member of an insurance holding company system under Pennsylvania law which requires that the executive compensation committee be composed of directors who are not officers, employees or controlling shareholders, unless, as in the case of the Company, the insurer is controlled by another insurer or a publicly held corporation which has committees meeting this requirement. Erie Indemnity Company, which controls the Company by virtue of its stock ownership, has a compensation committee that acts on behalf of all members of the Erie Insurance Group (including the Company) and which meets these "independent director" requirements.

         The Committee is charged with the duty of recommending to the Board of Directors the compensation of the five highest paid officers of the Erie
Insurance Group and such other officers as are determined by the Board of Directors, recommending to the Board of Directors all forms of bonus compensation including incentive programs that would be appropriate for the Group and to undertake such other responsibilities as may be delegated to it. The Board has authorized the Compensation Committee to consider the compensation of the five highest paid officers, including the CEO. The Committee is composed of four directors of the Erie Indemnity Company who are not officers or employees of Erie Indemnity Company or any of its affiliates. The purpose of the Committee is to determine the level and composition of compensation that is sufficient to attract and retain top quality executives for the Erie Insurance Group. It is the opinion of the Committee that the senior executives of the Erie Insurance Group should receive compensation comparable to that paid by other insurers of comparable size and financial performance.

         The Committee reviewed the salary ranges and base salaries of the five highest paid executives, including the CEO, in 1995. The Committee has position descriptions for the five highest paid executives of the Group, including the chief executive officer, which define the responsibilities and duties of each position. The position descriptions also delineate the functional areas of accountability and the qualifications and skills required to perform such responsibilities and duties. The Committee then reviews the salary ranges for the chief executive officer and the other four highest paid senior executives, comparing the ranges to third party data compiled for similar positions with other insurers. In reviewing the salary ranges for the five highest paid executives, including the chief executive officer, the Committee references Sibson's Management Compensation Survey published annually by Sibson & Company, Inc., which summarizes compensation data for 100 insurance companies. The data is reported by position and by company asset size, and by premium volume. The Committee also uses compensation data obtained from Hay Management Consultants. The information developed by Hay Management Consultants and Sibson & Company was used for adjusting compensation levels for the three highest paid executive positions. The unique aspects of each position, its duties and responsibilities, the effect on the performance of the Company, the number of employees supervised directly and other criteria are also considered in setting the base salaries.

         The level of compensation for each executive reflects his or her skills, experience and job performance. Normally, base salary will not be less than the minimum for the salary range established for each position. Executives with a broader range of skills, experience and consistently high performance with the Group may receive compensation slightly above the mid-point for the established salary range.

         A promotional salary increase may also be added to the executive's compensation when the executive assumes new responsibilities or has increased accountability for results. Significant changes in duties and responsibilities may also result in a higher salary range.

         Compensation for the chief executive officer consists primarily of salary and bonus and minor perquisites which amount to less than 10% of the chief executive officer's salary and bonus. No long-term incentive plans (which provide incentives for performance occurring over longer periods of time) are currently utilized in determining the compensation of the chief executive officer. Stock options, stock appreciation rights and restricted stock are not currently part of the executive compensation package for any executives of the Group. The compensation of the chief executive officer is determined as previously outlined.

         Performance factors applicable to the Group, such as investment portfolio returns, overall company profitability, as well as other factors are considered indirectly in evaluating the chief executive officer's performance. Such performance factors were considered in approving Mr. Petersen's 1995 compensation.

         Compensation of the next four most highly compensated individuals is determined by the Committee and is based upon the factors and processes enumerated, i.e., a determination of a salary range based upon market data and evaluation of the executive with respect to the executive's job description and his or her position within the salary range.

         Compensation of the next highest paid executives (other than the five highest paid executives) is based upon the Group's established standard compensation policies and is not determined by the Committee. As with the chief executive officer and the next four most highly compensated executive officers, no long-term incentive plans are maintained for these executives.


                                     ERIE INDEMNITY COMPANY
                                     EXECUTIVE  COMPENSATION COMMITTEE

                                     Peter B. Bartlett, Chairman
                                     J. Ralph Borneman, Jr.
                                     Seth E. Schofield
                                     Harry H. Weil

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)
    Name & Address                  Amount & Nature
     of Beneficial                   of Beneficial                 Percent of
        Owner                          Ownership                      Class

  Erie Indemnity Company               681,300(1)                    21.6%(1)
  100 Erie Insurance Place              Direct
  Erie, PA  16530

(b) Shares beneficially owned directly or indirectly by all Directors and Officers:

    Name & Address                   Amount & Nature
      of Beneficial                   of Beneficial                Percent of
          Owner                         Ownership                    Class

  Erie Insurance Exchange            1,644,300(1)                    52.2%(1)
  100 Erie Insurance Place              Direct
  Erie, PA

  Samuel P. Black, Jr.                  22,706                        .72%
  400 French St., Suite 100
  Erie, PA  16507

  J. Ralph Borneman                        512                        .02%
  Box 552
  17 East Philadelphia Ave.
  Boyertown, PA  19512

  Susan Hirt Hagen                         100                         --
  5727 Grubb Rd.
  Erie, PA  16506

  Thomas B. Hagen                       51,494                       1.63%
  5727 Grubb Rd.
  Erie, PA  16506

  F. William Hirt                       55,678                       1.77%
  3270 Kingston Court S.
  Erie, PA  16506

  Thomas H. Hubbard                     23,070                        .73%
  Box 245
  Ashtabula, OH  44004-0245

  Stephen E. Jones, Esq.                 9,807                        .31%
  120 West 10th St.
  Erie, PA

  Dr. Irvin H. Kochel                    2,083                        .07%
  4737 Reese Road
  Erie, PA  16510

(b) Shares beneficially owned directly or indirectly by all Directors and Officers:

  Name & Address                     Amount & Nature
   of Beneficial                      of Beneficial                Percent of
      Owner                             Ownership                    Class

  Edmund J. Mehl                         4,050                        .13%
  504 Frontier Dr.
  Erie, PA  16505

  John M. Petersen                      29,739                        .94%
  124 Voyageur Dr.
  Erie, PA  16505

  Seth E. Schofield                        600                        .02%
  2341 South Queen St.
  Arlington, VA  22202

  Jan R. Van Gorder                         25                         --
  6796 Manchester Beach Road
  Fairview, PA  16415

  John J. Brinling, Jr.                    210                        .01%
  1522 Sumner Drive
  Erie, PA  16505

  Robert H. Dreyer                         300                        .01%
  465 Hawthorne Trace
   Fairview, PA  16415

  Philip Alan Garcia                       425                        .01%
  786 Stockbridge Drive
  Erie, PA  16505

  Thomas M. Sider                          140                         --
  11810 Old Lake Road
   North East, PA  16428

  Douglas F. Ziegler                        90                         --
  378 Ridgeview Drive
  Erie, PA  16505

  All officers and directors
  as a group (17 persons)              201,029(2)                    6.38%(2)

     (1) Erie Insurance Exchange (the "Exchange") is a reciprocal insurance exchange controlled by its subscribers, each of whom has designated Erie Indemnity Company as such subscriber's attorney-in-fact for certain purposes, including Indemnity's holding of Common Stock of the Company. 76% of the outstanding voting stock of Erie Indemnity Company is owned beneficially by a trust established by H. O. Hirt, the father of F. William Hirt and Susan H. Hagen and the father-in-law of Thomas
         B. Hagen. Mr. Hirt and Mrs. Hagen are beneficiaries of the trust and are co-trustees with Mellon Bank, N.A. An additional 12.7% of the Erie Indemnity Company voting stock is beneficially owned by Samuel P. Black, Jr.

     (2) Includes direct and indirect beneficial ownership and shares owned by and with spouses.


(c) There are no contractual arrangements known to the Registrant which may result in a change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Directors Black and Borneman are officers and principal shareholders of insurance agencies which receive insurance commissions in the ordinary course of business from Erie Family Life and its affiliates in accordance with such companies standard commission schedules and agents' contracts.

     The former President and CEO and previous Chief Investment Officer of the Erie Insurance Group of Companies, John M. Petersen, who retired as an employee of EIC on December 31, 1995, entered into a consulting arrangement with EIC effective January 2, 1996. Under the terms of the arrangement, EIC engaged Mr. Petersen as a consultant to furnish EIC and its pension trust, Erie Insurance Exchange, and Erie Family Life Insurance Company, with investment services with respect to their investments in common stocks.

                                                           PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements of the Registrant and the report of independent certified public accountants are incorporated herein by reference to pages 20 through 28 in the Registrant's annual report to shareholders for the year ended December 31, 1995.

 Independent Auditor Report
 Statements  of  Financial  Position - December  31, 1995 and 1994
 Statements of Operations for the years ended December 31, 1995, 1994 and 1993 Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 Statements of Shareholders' Equity for the years ended December 31, 1995,
   1994 and 1993
 Notes to Financial Statements

      (2) The following financial statement schedules are included in this report on FORM 10-K:

                                                                       Page

               Independent Auditors' Report on Schedules                24

               Schedule I - Summary of Investments other than
               investments in related parties                           25

               Schedule III - Supplementary Insurance Information       26

               Schedule IV - Reinsurance                                27

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

      (3) Exhibits:

               Exhibit 13 - Annual Report to Shareholders

               Exhibit 27 - Financial Data Schedule

          All exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

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

Date:  March 1, 1996                    ERIE FAMILY LIFE INSURANCE COMPANY
                                                    (Registrant)


                            Principal Officers


                            /s/ F. William Hirt
                   F. William Hirt, Chairman of the Board


                           /s/ Stephan A. Milne
                  Stephen A. Milne, President and C.E.O.


                           /s/ Thomas M. Sider
             Thomas M. Sider, Executive Vice President & CFO


                           /s/ Philip A. Garcia
          Philip A. Garcia, Senior Vice President & Controller


                               Board of Directors


/s/ Samuel P. Black, Jr.                          /s/ Irvin H. Kochel
  Samuel P. Black, Jr.                             Dr. Irvin H. Kochel

/s/ J. Ralph Borneman                             /s/ Edmund J. Mehl
  J. Ralph Borneman                                  Edmund J. Mehl

/s/ Susan Hirt Hagen                             /s/ Stephen A. Milne
  Susan Hirt Hagen                                  Stephen A. Milne

/s/ Thomas B. Hagen                              /s/ John M. Petersen
  Thomas B. Hagen                                   John M. Petersen

/s/ F. William Hirt                             /s/ Seth E. Schofield
  F. William Hirt                                  Seth E. Schofield

/s/ Thomas H. Hubbard                           /s/ Jan R. Van Gorder
  Thomas H. Hubbard                                Jan R. Van Gorder

/s/ Stephen E. Jones                              /s/ Harry H. Weil
  Stephen E. Jones                                  Harry H. Weil

                                           INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders
Erie Family Life Insurance Company

                We have audited the statements of financial position of Erie Family Life Insurance Company (Company) as of December 31, 1995 and 1994 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, as contained in the 1995 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1995. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




        /s/ Brown Schwab Bergquist & Co.




Erie, Pennsylvania
February 16, 1996

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                                  December 31, 1995

                                     Cost or                            Amount at which
                                    Amortized           Market          Shown in the
                                       Cost              Value          Balance Sheet
Type of Investment
Fixed Maturities
     Available-for-Sale
  Bonds and Notes
    U. S. Treasuries             $   6,568,499      $   7,442,496      $   7,442,496
    Political Subdivisions           2,063,013          2,310,929          2,310,929
    Special Revenue                 50,683,120         52,853,098         52,853,098
    Public Utilities                99,653,629        103,576,784        103,576,784
    Industrial and Misc.           240,803,281        258,317,701        258,317,701
  Redeemable Preferred Stocks
    Banks, Trusts and
      Insurance Companies            2,000,000          1,880,000          1,880,000
     Total Fixed Maturities
           Held-to-Maturity      $ 401,771,542      $ 426,381,008      $ 426,381,008
Equity Securities
  Common Stocks
    Industrial and Misc.         $   3,500,006      $   3,414,640      $   3,414,640
  Non-Redeemable Preferred Stocks
    Public Utilities                 5,273,282          5,299,712          5,299,712
    Banks, Trusts and
      Insurance Companies           83,749,715         84,656,625         80,382,125
    Industrial and Misc.            33,240,871         32,953,744         37,228,244
     Total Equity Securities     $ 125,763,874      $ 126,324,721      $ 126,324,721
Real Estate
  Investment Property            $   1,796,395      $   1,796,395      $   1,796,395
Policy Loans                         3,694,530          3,694,530          3,694,530
Mortgage Loans                       7,062,742          7,062,742          7,062,742
Other Invested Assets                4,165,721          4,165,721          4,165,721
     Total Investments           $ 544,254,804      $ 569,425,117      $ 569,425,117


SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                       At December 31,
                           Deferred     Future
                            Policy      Policy              Other
                         Acquisition  Benefits &  Unearned  Policy
Segment                     Costs      Deposits   Premium   Claims

1995
Ordinary Life Insurance $ 43,893,056  93,756,432  104,951   823,618
Group Life Insurance               0     984,149        0    73,408
Annuities                  6,869,236 405,346,808        0         0
Supplemental Contracts             0     872,745        0         0
     Total              $ 50,762,292 500,960,134  104,951   897,026

1994
Ordinary Life Insurance $ 38,740,281  79,503,597   98,700   723,638
Group Life Insurance               0     653,979        0    73,847
Annuities                  6,211,514 341,242,154        0         0
Supplemental Contracts             0     767,457        0         0
     Total              $ 44,951,795 422,167,187   98,700   797,485

1993
Ordinary Life Insurance $ 33,419,935  67,423,466   80,070 1,070,429
Group Life Insurance               0     616,218        0    84,930
Annuities                  5,062,903 281,489,139        0         0
Supplemental Contracts             0     882,586        0         0
     Total              $ 38,482,838 350,411,409   80,070 1,155,359




                                    For the Years Ended December 31,
                                                       Amortization
                                       Net      Life &   of Deferred   Other
                          Policy   Investment   Annuity  Acquisition Operating
Segment                 Revenues(a)  Income    Benefits     Costs     Expenses

1995
Ordinary Life Insurance 25,764,413 11,329,270 10,083,138  1,813,419   8,814,413
Group Life Insurance     1,854,910     59,239    705,429          0     360,556
Annuities                  454,674 29,509,614 22,664,856    544,708   2,281,533
Supplemental Contract            0     64,689     53,930          0       4,101
     Total              28,073,997 40,962,812 33,507,353  2,358,127  11,460,603

1994
Ordinary Life Insurance 22,931,783  9,651,029  5,856,784  1,700,028   8,245,639
Group Life Insurance     1,717,589     46,571    799,772          0     330,111
Annuities                  244,111 25,800,361 18,128,885    279,737   2,297,726
Supplemental Contract            0     68,288     36,737          0       2,813
     Total              24,893,483 35,566,249 24,822,178  1,979,765  10,876,289

1993
Ordinary Life Insurance 20,440,636  8,517,118  6,019,207  1,634,843   6,912,809
Group Life Insurance     1,552,939     52,933  1,251,698          0     298,612
Annuities                  163,247 22,283,079 16,284,434    457,921   1,726,956
Supplemental Contract            0     75,481     20,634          0       3,026
     Total              22,156,822 30,928,611 23,575,973  2,092,764   8,941,403

(a) Net of reinsurance

                                 SCHEDULE IV - REINSURANCE

                                                                                            Percentage
                                                    Ceded to      Assumed                   of Amount
                                      Gross           Other      From Other       Net        Assumed
                                      Amount        Companies    Companies      Amount        to Net

December 31, 1995
Life Insurance in force         $  9,568,795,000  1,197,855,000     N/A      8,370,940,000     -0-
Premiums for the year
  Life Insurance                      29,118,897      3,354,484     -0-         25,764,413     -0-
  Other                                2,309,584              0     -0-          2,309,584     -0-
     Total Premiums             $     31,428,481      3,354,484     -0-         28,073,997     -0-

December 31, 1994
Life Insurance in force         $  8,468,890,000    987,353,000     N/A      7,481,537,000     -0-
Premiums for the year
  Life Insurance                      26,117,501      3,185,718     -0-         22,931,783     -0-
  Other                                1,961,700              0     -0-          1,961,700     -0-
     Total Premiums             $     28,079,201      3,185,718     -0-         24,893,483     -0-

December 31, 1993
Life Insurance in force         $  7,265,509,000    837,286,000     N/A      6,428,223,000     -0-
Premiums for the year
  Life Insurance                      22,573,306      2,132,670     -0-         20,440,636     -0-
  Other                                1,716,186              0     -0-          1,716,186     -0-
     Total Premiums             $     24,289,492      2,132,670     -0-         22,156,822     -0-
