Form 10-Q
period 1996-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 1996-05-08
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on May 3, 1996.

                                      INDEX

                        ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

        Statements of Financial Position--March 31, 1996 and December 31, 1995

        Statements of operations--Three months ended March 31, 1996 and 1995

        Statements of changes in cash flows--three months ended March 31, 1996 and 1995

        Notes to financial statements--March 31, 1996

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders
Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

Part I.  Financial Information
                        STATEMENTS OF FINANCIAL POSITION

                                                                        March 31,          December 31,
ASSETS                                                                    1996                1995
                                                                     -------------        -------------
                                                                      (Unaudited)

Investments:
      Fixed Maturities, at fair value
        (amortized cost of $447,500,913
        and $401,771,542, respectively)                              $ 452,043,041        $ 426,381,008
      Equity Securities, at fair value
        (cost of $130,666,274 and $125,763,874,
        respectively)                                                  133,821,387          126,324,721
      Real Estate                                                        1,774,795            1,796,395
      Policy Loans                                                       3,816,700            3,694,530
      Mortgage Loans on Real Estate                                      6,285,132            7,062,742
      Other Invested Assets                                              6,214,515            4,165,721
                                                                     -------------        -------------

        Total Investments                                            $ 603,955,570        $ 569,425,117

Cash, including short-term investments of
   $1,479,820 and $35,230,606, respectively                               (220,593)          34,847,347
Premiums Receivable                                                      2,424,458            2,701,578
Reinsurance Recoverable                                                    418,022              265,514
Other Receivables                                                          219,860              254,674
Accrued Investment Income                                               10,167,697            9,044,136
Deferred Policy Acquisition Costs                                       52,450,160           50,762,292
Reserve Credit For Reinsurance Ceded                                     3,611,646            3,484,190
Other Assets                                                             2,414,405            3,009,313
                                                                     -------------        -------------

        Total Assets                                                 $ 675,441,225        $ 673,794,161
                                                                     -------------        -------------


See notes to financial statements.

                                                STATEMENTS OF FINANCIAL POSITION

                                                                        March 31,          December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                      1996                 1995
                                                                     -------------        -------------
                                                                      (Unaudited)

Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                                  $  49,786,181        $  48,768,739
        Policy and Contract Claims                                       1,588,935              897,026
        Annuity Deposits                                               420,256,212          405,346,808
        Universal Life Deposits                                         48,673,909           45,971,842
        Supplementary Contracts Not
          Including Life Contingencies                                     868,326              872,745
      Other Policyholder Funds                                           3,853,287            5,238,897
      Current Federal Income Tax                                           510,911              261,471
      Deferred Federal Income Tax                                       11,397,141           16,979,255
      Reinsurance Premium Due                                              174,076              360,478
      Accounts Payable and Accrued Liabilities                           2,334,536            2,728,133
      Note Payable to Affiliate                                         15,000,000           15,000,000
      Due to Affiliate                                                     771,001            1,392,365
      Dividends Payable                                                  1,181,252            1,071,000
                                                                     -------------        -------------

        Total Liabilities                                            $ 556,395,767        $ 544,888,759
                                                                     -------------        -------------

Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
      Authorized 15,000,000 Shares; 9,450,000 Shares
      Issued And Outstanding (Note D)                                $   3,780,000        $   3,465,000
      Additional Paid-In Capital                                           630,000              945,000
      Net Unrealized Appreciation on
        Investment Securities, net of
        Deferred Taxes of $2,694,035
        And $8,809,609, respectively                                     5,003,206           16,360,704
      Retained Earnings                                                109,632,252          108,134,698
                                                                     -------------        -------------

        Net Shareholders' Equity                                     $ 119,045,458        $ 128,905,402
                                                                     -------------        -------------

        Total Liabilities and Shareholders'
          Equity                                                     $ 675,441,225        $ 673,794,161
                                                                     -------------        -------------



See notes to financial statements.

                                         STATEMENTS OF OPERATIONS (Unaudited)

                                                                     Three Months Ended            Three Months Ended
                                                                       March 31, 1996                March 31, 1995
                                                                     ------------------           ------------------

Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $697,905 and $740,266, respectively                              $        6,660,979           $        5,874,822
  Group                                                                         506,523                      595,544
                                                                     ------------------           ------------------
Total Policy Revenues                                                         7,167,502                    6,470,366

Investment Income, Net of Expenses
  of $350,266 and $94,315, respectively                                      11,273,287                    9,903,802
Realized Gain on Investment                                                      10,322                      538,950
Other Income                                                                    339,310                      373,397
                                                                     ------------------           ------------------
    Total Revenues                                                           18,790,421                   17,286,515
                                                                     ------------------           ------------------

Benefits and Expenses:
  Death Benefits, net of reinsurance recoveries
    of $344,663 and $477,208, respectively                                    2,964,877                    1,833,110
  Interest on Annuity Deposits                                                6,414,959                    5,625,278
  Interest on Universal Life Deposits                                           741,120                      590,227
  Surrender and Other Benefits                                                  282,425                      263,646
  Increase in Liability for Future Life Policy Benefits,
    net of the increase in reserve credit for reinsurance
    ceded of $127,456 and $145,982, respectively                                889,986                      999,014
  Amortization of Deferred Policy
    Acquisition Costs                                                           624,807                      703,238
  Commissions                                                                   686,397                      616,991
  General Expenses                                                            1,607,656                    1,230,167
  Taxes, Licenses and Fees                                                      353,497                      836,264
                                                                     ------------------           ------------------
    Total Benefits and Expenses                                              14,565,724                   12,697,935
                                                                     ------------------           ------------------

Income From Operations                                                        4,224,697                    4,588,580

Federal Income Tax
  Current                                                                     1,012,431                    1,746,342
  Deferred                                                                      533,460                     (243,521)
                                                                     ------------------           ------------------
    Total Federal Income Tax                                                  1,545,891                    1,502,821
                                                                     ------------------           ------------------

Net Income                                                           $        2,678,806           $        3,085,759
                                                                     ==================           ==================


Net Income Per Share (Before Stock Split)                            $             0.85           $             0.98
                                                                     ==================           ==================

Dividends Declared Per Share (Before Stock Split)                    $            0.375           $             0.34
                                                                     ==================           ==================

Net Income Per Share (After Stock Split)                             $             0.28           $             0.33
                                                                     ==================           ==================

Dividends Declared Per Share (After Stock Split)                     $            0.125           $            0.113
                                                                     ==================           ==================

See notes to financial statements.

                                          Statements of Cash Flows (Unaudited)

                                                                           Three Months Ended           Three Months Ended
                                                                             March 31, 1996               March 31, 1995
                                                                           ------------------           -----------------

Cash flows from operating activities:
Net income                                                                 $        2,678,806           $       3,085,759
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net amortization of bond and mortgage
      premium and discount                                                             70,710                      30,437
    Amortization of deferred policy acquisition
      costs                                                                           624,807                     703,238
    Real Estate Depreciation                                                           21,600                      25,557
    Deferred federal income taxes                                                     533,460                    (243,521)
    Realized gains on investments                                                     (10,322)                   (538,950)
    Decrease in other assets                                                          594,908                       2,221
    Decrease in other receivables                                                      34,814                      24,427
    Decrease in premium receivable                                                    277,120                     169,564
    Increase in reinsurance recoverables
      and reserve credits                                                            (279,964)                   (387,750)
   Decrease (Increase) in accrued investment income                                (1,123,561)                    233,258
   Increase in deferred policy acquisition
      costs                                                                        (2,312,675)                 (1,762,405)
   Increase in future policy benefits and claims                                    1,709,351                   1,625,773
   Decrease in other policyholder funds                                            (1,385,610)                 (1,638,232)
   Decrease in reinsurance premium due                                               (186,402)                    (62,828)
   Decrease in accounts payable and accrued
      liabilities and due to affiliate                                             (1,014,961)                 (1,969,206)
   Increase in Federal income taxes currently payable                                 249,440                   1,702,149
                                                                           ------------------           -----------------
        Net cash provided by operating
          activities                                                                  481,521                     999,491
                                                                           ------------------           -----------------

Cash flows from investing activities:
    Fixed Maturity Securities:
    Held-to-Maturity:
      Maturities                                                           $                0           $         270,802
      Sales                                                                                 0                           0
      Purchases                                                                             0                           0
    Available-for-Sale:
      Maturities                                                                    7,829,826                     809,239
      Sales                                                                         6,955,210                   5,948,381
      Purchases                                                                   (60,639,862)                (21,180,965)
    Equity Securities:
      Sales                                                                         4,609,846                     835,353
      Purchases                                                                    (9,549,400)                 (4,090,000)
    Loans made to policyholders                                                      (299,911)                   (235,943)
    Payments received on policy loans                                                 177,741                     157,169
    Purchase of other invested assets                                              (2,172,889)                 (1,409,512)
    Sale of other invested assets                                                      54,096                           0
    Principal payments received on mortgage
      loans                                                                           949,830                     140,927
                                                                           ------------------           -----------------
        Net cash used in investing activities                                     (52,085,513)                (18,754,549)
                                                                           ------------------           -----------------

                               Statements of Cash Flows--Continued (Unaudited)

                                                                           Three Months Ended           Three Months Ended
                                                                             March 31, 1996               March 31, 1995
                                                                           ------------------           -----------------

Cash flows from financing activities:
    Increase in annuity and supplementary
      contract deposits                                                            14,904,985                  14,822,007
    Increase in Universal Life Deposits                                             2,702,067                   2,214,260
    Dividends paid to shareholders                                                 (1,071,000)                   (945,000)
                                                                           ------------------           -----------------
        Net cash provided by financing
          activities                                                               16,536,052                  16,091,267
                                                                           ------------------           -----------------
Net increase (decrease) in cash and
  short-term cash investments                                                     (35,067,940)                 (1,663,791)
Cash and short-term cash investments at
  beginning of year                                                                34,847,347                   6,559,213
                                                                           ------------------           -----------------
Cash and short-term cash investments at
  end of quarter                                                           $         (220,593)          $       4,895,422
                                                                           ------------------           -----------------


Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
    Interest                                                               $                0           $               0
    Income taxes                                                                      762,992                      44,193


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B -- RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to the current year's presentation.

NOTE C -- INVESTMENTS

The total invested assets of the Company consist of investments in fixed maturities, preferred stock, common stock, real estate, mortgage and policy loans and other invested assets. At March 31, 1996, 74.8% of total invested assets were invested in fixed maturities. Preferred stocks represent 20.0% or $120.6 million and common stocks represent 2.2% or $13.2 million of total invested assets at March 31, 1996, while real estate and mortgage loans make up only 1.3% of total invested assets. Mortgage loan and real estate investments have the potential for higher returns but also carry more risk, including less liquidity and greater uncertainty of rate of return. Consequently these investments have been kept to a minimum.

The Company's fixed maturities at March 31, 1996 consist of investments in bonds of $450 million and investments in redeemable preferred stock of $2 million. It is the Company's objective that the fixed maturity portfolio be of very high quality and well diversified within each market sector. The portfolio is conservatively managed with the goal of achieving reasonable returns while limiting exposure to risk. At March 31, 1996 the carrying value of fixed maturities was $452,043,041, or 74.8% of total invested assets. At March 31, 1996, the amortized cost, carrying/market value, gross unrealized gains and gross unrealized losses for fixed maturities were as follows:

                                                Fixed Maturities at 3-31-96

                                                                         Carrying/             Gross              Gross
                                                  Amortized                Market           Unrealized         Unrealized
                                                     Cost                  Value                Gains             Losses

U.S. Treasuries & Agency                      $         6,123,923   $         6,518,399   $         394,476  $              0
Mortgage-Backed Certificates                              414,948               434,993              20,254               209
Industrial Miscellaneous                              289,743,989           293,516,610           8,576,678         4,804,057
Public Utilities                                      100,506,403           100,295,012           2,008,186         2,219,577
States & Political Subdivisions                         2,062,927             2,321,928             259,001                 0
Special Revenue                                        48,648,723            48,956,099           1,440,346         1,132,970
                                              -------------------   -------------------   -----------------  ----------------
Total Fixed Maturities                        $       447,500,913   $       452,043,041   $      12,698,941  $      8,156,813


The bond investments included in the fixed maturity category consist of high-quality, marketable securities, 99.2% or $446.4 million of which, are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $275 million of bonds characterized as of the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners (NAIC). Below investment-grade bonds totaled $3.7 million at March 31, 1996 and are a very manageable 0.6% of total invested assets. None of the bonds included in the below investment-grade category are considered "low" quality. All of the securities classified as below investment-grade are current and in good standing. Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

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

At March 31, 1996,  the Company's  five largest  investments  in corporate  debt securities totaled $30,818,106, none of which individually exceeded $6.7 million. These investments had a market value of $30.3 million.

In compliance with "Accounting for Certain Investments in Debt and Equity Securities (FAS 115)," the Company has classified all of its fixed maturity portfolio as available-for-sale at March 31, 1996. Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to restructure the Company's investments in response to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in shareholders' equity.

Equity securities consist of common and preferred stocks which are carried on the balance sheet at current market value. At March 31, 1996, common and preferred stock held by the Company had a cost of $130,666,274 and a market value of $133,821,387, representing an unrealized gain of $3,155,113. As with the fixed maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector and support the investment return provided to Policyholders. The preferred stocks are of very high-quality and extremely marketable, 96.9% or $116.9 million of which are of the "highest" or "high" quality, as defined by the NAIC. The remaining $3.7 million of preferred stocks have a "medium" NAIC rating. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC.

                                                    Equity Securities, 3-31-96

                                                                                             Gross                   Gross
                                                                       Market              Unrealized             Unrealized
                                                  Cost                  Value                Gains                   Losses

Common Stock
  Banks & Insurance                       $         1,212,800   $         1,306,250     $        93,450       $             0
  Industrial & Miscellaneous                       11,836,606            11,865,982             254,550               225,174
Preferred Stocks
  Public Utilities                                  5,273,282             5,279,712               6,430                     0
  Banks & Insurance                                83,142,715            84,595,090           2,098,975               646,600
  Industrial & Miscellaneous                       29,200,871            30,774,353           1,707,982               134,500
                                          -------------------   -------------------     ---------------       ---------------
Total Equity Securities                   $       130,666,274   $       133,821,387     $     4,161,387       $     1,006,274


Real estate investments are carried on the statements of financial position at cost, less allowances for depreciation and possible losses. Commercial mortgage loans on real estate are carried at their unpaid balances, adjusted for amortization of premium or discount, less allowances for possible loan losses. Policy loans are carried at their unpaid balances.

The fair values of the Company's investments in real estate, mortgage loans, policy loans, and other invested assets, approximate the book values presented in the financial statements.

At March 31, 1996, the Company did not own any derivatives.


NOTE D - STOCK SPLIT

On May 1st a  common  stock  split  in the form of two  shares  for  each  share
outstanding   was  approved  by  the   Company's   shareholders   effective  for
shareholders of record May 2, 1996. The par value of each share of the common stock was changed to $.40 per share, the number of authorized shares was increased to 15,000,000 shares and the number of shares issued and outstanding was increased to 9,450,000. All per share data in the accompanying financial statements have been restated to reflect this change.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.

OVERVIEW

Erie Family Life Insurance Company (the Company) is incorporated in the Commonwealth of Pennsylvania. The Company is primarily engaged in the business of underwriting and selling nonparticipating individual and group life insurance policies, including universal life, and annuity products. The Company markets its products through independent Agents and is licensed in eleven states and the District of Columbia in the Eastern U.S. and is subject to the supervision and regulation of the states in which it does business. A large portion of the Company's business is written in Pennsylvania.

Net income decreased to $2,678,806, or $.28 per share, in the first quarter of 1996 from $3,085,759 or $.33 per share, in the first quarter of 1995, a decrease of 13%. Reduced non-recurring realized capital gains and an increase in death denefits were the primary reasons for the decrease in net income. Operating results remained strong as total policy revenue grew by 11% to $7,167,502 in the current period. Investment income net of expenses grew by 14% from $9,903,802 in the first quarter of 1995 to $11,273,287 in the first quarter of 1996.

REVENUES, BENEFITS, AND EXPENSES

Policy Revenues. Total policy revenues increased 10.8% to $7,167,502 in the first quarter of 1996 from $6,470,366 in the first quarter of 1995. Included in these totals are first year life policy revenues of $1,530,731 in the first quarter of 1996 and $1,247,825 in the first quarter of 1995, an increase of 23%. This growth in first year policy revenues was bolstered by the Company's participation in the Erie Insurance Group agent travel incentive program, "California Dreamin'." This multi-line promotion offers successful ERIE Agents a trip to Desert Springs, California in early 1997. A minimum level of life production is required to qualify.

Group policy revenues decreased from $595,544 in the first quarter of 1995 to $506,523 in the first quarter of 1996. The 1995 group policy revenue amount included $135,590 in annuity loads on structured settlement premiums. This annuity load was charged to pay the 2% annuity premium tax on non-qualified annuities. Effective January 1, 1996, the Pennsylvania tax on non-qualified annuities was repealed. In response to this tax change, the 2% load on structured settlement premium has been discontinued by the Company.

Deposits. First year and single universal life and annuity deposits were $16,196,925 in the first quarter of 1996 and $12,364,721 in the first quarter of 1995, representing an increase of 31%. Included in these amounts are structured settlement annuities sold to the Erie Insurance Group property/casualty affiliate companies which totaled $4,856,312 in the first quarter of 1996 and $6,779,479 in the first quarter of 1995.

Net Investment Income. Net investment income in the first quarter of 1996 was $11,273,287 compared to $9,903,802 in the first quarter of 1995, an increase of 13.8%. Fueling the growth in investment income was the Company's cash flows generated from annuity and universal life deposits and operating income.

Realized Gain on Investment. During the first quarter of 1996, the Company generated realized gains on investments of $10,322. During the first quarter of 1995, the Company had realized gains on investments of $538,950. These amounts consisted of gains from the sale of securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATION (Continued)

Death Benefits. Net death benefits on life insurance policies increased 62% in the first quarter of 1996 to $2,964,877, compared to $1,833,110, for the same period in 1995. Death benefit experience must be analyzed for long-term trends, rather than over short periods where unusual fluctuations may influence the results. This is particularly true for a company the size of Erie Family Life, which is growing rapidly. The Company's mortality experience has been extremely good over the past several years and the Company believes that its underwriting philosophy and practices are sound.

Interest on Annuity and Universal Life Deposits. Interest on deposits held by the Company for Policyholders rose 15% from $6,215,505 in the first quarter of 1995 to $7,156,079 in the first quarter of 1996. This increase was due to the $78 million in deposits made by Policyholders during the 12-month period ending March 31, 1996. At March 31, 1996, annuity deposits accruing interest were $420 million and universal life deposits accruing interest were $49 million. During the first quarter of 1996, the interest rate credited on universal life remained unchanged while the interest rate credited on annuity deposits dropped. The current interest rate credited on universal life deposits is in the 6.25% to 7.00% range while the rate credited on annuity deposits is in the 5.00% to 5.75% range.

Commissions. Commissions increased $69,406 to $686,397 in the first quarter of 1996. Most of this commission increase was due to an increase in renewal policy revenues of 7.9% along with an increase in the average commission rate. The average commission rate increased due to an increase in persistency for policies in their second policy year. Second year renewal commission rates are higher than third and subsequent year commission rates and increases in second year persistency will result in an increase in the average commission rate. The commission costs, which vary with and are primarily related to the production of new business, have been deferred. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

General Expenses. General expenses amount to $1,607,656 in the first quarter of 1996 compared to $1,230,167 for the same period in 1995. The majority of the increase in general expenses was due to increases in employee salaries and benefits. Employee salary and benefit expenses rose due to Employee merit pay increases and Employee benefit cost increases. General expenses include wages and salaries, Employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company are deferred as policy acquisition costs.
Medical inspection and exam fees related to new business production, wages, salaries and Employee benefits of underwriting personnel, and bonuses paid to branch sales Employees for the production of life and annuity business, are all deferred. Deferred acquisition costs are amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

Certain operating expenses of the Company are paid by Erie Indemnity Company and reimbursed monthly by the Company. Additionally, a portion of the common overhead expenses of the Erie Insurance Group are allocated to Erie Family Life. These expenses comprise the majority of Company general expenses. Erie Indemnity Company is a 21.6 percent shareholder of Erie Family Life Insurance Company stock and the management company for the Erie Insurance Exchange.

Taxes, Licenses, and Fees. Taxes, licenses and fees decreased $482,767 to $353,497 in the first quarter of 1996. Contributing to this decrease was the repeal of the Pennsylvania tax on non-qualified annuities beginning January 1, 1996. The Pennsylvania non-qualified annuity tax increased the Company's premium taxes by $186,000 in the first quarter of 1995.

Also included in the taxes, licenses and fees are assessments paid to the state life insurance guaranty associations. These assessments totaled $6,000 in the first quarter of 1996 and $340,000 in the first quarter of 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATION (Continued)


Federal Income Tax. Federal Income Tax in the first quarter amounted to $1,545,891 compared to $1,502,821 for the same period in 1995. The Company's effective federal income tax rates in 1996 and 1995 differ primarily due to the recognition of, or limitations on, capital losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums, annuity and universal life deposits and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities in the first quarter of 1996 was $481,521, compared to $999,491 in the first quarter of 1995. The Company's liquidity position remains strong as invested assets grew by $35 million during the first quarter of 1996 to $604 million at March 31, 1996.

Premium from the sale of new policies combined with the premium on existing policies accounted for approximately 38.1% of total revenue in the first quarter of 1996 and 37.4% for the same period in 1995. Investment income, net of expenses, generated 60.0% of total revenue in 1996 and 57.3% in 1995.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, also generate cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $20,995,699 in the first quarter of 1996 and $17,795,401 in the first quarter of 1995.

The Company's current commitments for expenditures as of March 31, 1996, are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations, its liquid assets and marketable securities and its line of credit with PNC Bank will enable the Company to meet any foreseeable cash requirements. At March 31, 1995, the Company's line of credit with PNC Bank totaled $10 million, none of which was outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATION (Continued)


The amount of dividends Erie Family Life, a Pennsylvania-domiciled life insurer, can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to not more than the greater of:
(a) 10 percent of its statutory surplus as regards policyholders as reported on its last annual statement, or (b) the net income of the insurer as reported on its last annual statement, not including any pro rata distributions of any class of the insurer's own securities. Accordingly, the maximum dividend payout which may be made in 1996 without prior Pennsylvania commissioner approval is $9,373,000.

The Company's 1995 year-end Risk Based Capital Analysis as reflected in its 1995 statutory annual statement shows total adjusted capital of $75,548,251 and authorized control level risk based capital of $10,608,713. These results demonstrate a strong capital position for the Company.

FINANCIAL CONDITION

RESERVE LIABILITIES

The Company's primary commitment is its obligation to meet the payment of future benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On March 31, 1996, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments because the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are also exceptionally liquid in order to meet the short and long-term commitments to our Policyholders. At March 31, 1996, the Company's investment portfolio of cash and money market investments, investment grade bonds, common stocks, and preferred stocks, all of which are extremely marketable, totaled $587 million or 87% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

Statements  contained herein expressing the beliefs of management such as those expressed under the "Death Benefits" and the "Liquidity and Capital Resources" sections of the Management's Discussion and Analysis relating to Management's belief that it's underwriting philosophy and practices are sound and that it's liquid assets, marketable securities and it's line of credit with PNC Bank are sufficient to meet forseeable cash requirements are forward looking statement that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the solvency of PNC Bank in supporting the line of credit, the impact of competitive products and pricing, product development, spread of risk, catastrophic events, better (or worse) morbidity rates, securities market fluctuations, inflation and technological difficulties and advancements.

Part II.  Other Information


Item 4. Submission of Matters to a Vote of Security Holders

On May 1, 1996, the Registrant held its Annual Meeting of Stockholders, at which time three items were voted upon and passed by the stockholders as follows:

A. APPROVAL OF AMENDMENT TO ARTICLES OF AGREEMENT FOR THE PURPOSE OF INCREASING THE AUTHORIZED CAPITAL STOCK FROM 5,000,000 SHARES, PAR VALUE $1.10 TO 15,000,000 SHARES, PAR VALUE $.40.

The Board of Directors of the Company submitted a proposal to the stockholders to amend the Articles of Agreement (the Company's Charter) for the purpose of increasing the authorized capital stock of the Company from 5,000,000 shares, par value of $1.10 per share to 15,000,000 shares, par value of $.40 per share.

The purpose for increasing the capital stock of the Company is to provide the necessary shares to permit a capital stock split. Increasing the authorized capital stock to 15,000,000 shares will also provide capital stock for future corporate requirements as the Board of Directors may deem advisable.

The Articles of Agreement of the Company state that 500,000 shares (10%) of the 5,000,000 shares of authorized capital stock are not subject to preemptive rights. In order to maintain the same proportion of shares not subject to stockholder preemptive rights, the Articles of Agreement are proposed to be amended to increase the number of such shares from 500,000 to 1,500,000, which is 10% of the 15,000,000 shares to be authorized.

In order to maintain the required paid-up capital to meet legal requirements in its operating states, without reducing surplus, the par value of the capital stock will be reduced from $1.10 per share to $.40 per share if the proposed capital stock split discussed in the following section is approved. The effect of this reduction in par value will be to increase the paid-up capital from $3,465,000 to $3,780,000. The paid-in capital in excess of par will be adjusted from $945,000 to $630,000.

Accordingly, the following resolutions shall be presented to the stockholders for their approval at the Annual Meeting:

     RESOLVED, That as proposed and submitted to this meeting by resolution of the Board of Directors, paragraph 5th of the Articles of Agreement be and the same is hereby amended to read as follows:

     5th: The amount of the authorized capital stock of the Company is $6,000,000 divided into 15,000,000 shares, par value of Forty Cents ($.40) each, and the shares thus authorized and unissued may be issued from time to time for such consideration not less than par as the Board of Directors may direct; and that as to 1,500,000 of said shares representing $600,000 of capital, no stockholder shall have the right to subscribe therefore in proportion to his interest in the Company; and

     RESOLVED, That the proper officers of the Company on behalf of the Company are hereby authorized and directed to do and perform all acts and to execute, under seal or otherwise, and to deliver and file all instruments, articles and documents necessary or proper to render the foregoing fully effective.

Proxies representing 2,834,501 shares were voted in favor of this proposal, 4,845 shares were voted against the proposal and 2,595 shares abstained. The amended articles became effective on May 2, 1996.

B.   APPROVAL OF THREE-FOR-ONE CAPITAL STOCK SPLIT

The Board of Directors of the Company submitted a proposal to the stockholders to approve a capital stock split in which each share of capital stock shall be changed and reclassified into three (3) shares.

The purpose of the capital stock split is to enhance the marketability of the Company's shares by bringing the price of each share within the reach of more investors. Frequently, this results in a wider distribution of shares which makes the shares more readily marketable. Also, this may create greater interest of the public in the Company's products and business.

Each stockholder is entitled to receive a stock certificate representing two (2) additional shares for each share held of record on May 2, 1996, the effective day of the split.

It was not necessary for stockholders to surrender their existing stock certificates for exchange. On and after the effective date each such certificate for shares presently outstanding, although stated to represent shares of $3.20 par value or $1.10 par value (as the case may be), automatically represents the same number of shares of $.40 par value. Those persons who were record holders of shares at the close of business on May 2, 1996 will be mailed, on May 15, 1996, certificates representing two (2) additional shares, $.40 par value, for each share held by them on May 2, 1996.

The increased number of shares resulting from the proposed capital stock split will not cause any change in the proportionate ownership interest in the Company of any stockholder or in his proportionate voting rights as explained above. The Company's capital paid up will be increased from $3,465,000 to $3,780,000.

Accordingly, the following resolutions were presented to the stockholders for their approval at the Annual Meeting:

     RESOLVED, That upon filing with the Secretary of State of the Commonwealth of Pennsylvania of the amendment to the Articles of Agreement increasing the capital stock, the par value of each share of the capital stock of the Company shall be changed to $.40 per share, and that each of the present shares of capital stock of the Company issued and outstanding at the close of business on the effective date of such amendment shall forthwith be changed and reclassified into three(3) shares of capital stock, par value $.40 per share; and

     RESOLVED, That the proper officers of the Company on behalf of the Company are hereby authorized and directed to do and perform all acts and to execute, under seal or otherwise, and to deliver and file all instruments, articles and documents necessary or proper to render the foregoing fully effective.

Proxies representing 2,837,545 shares voted for the proposed stock split, 2,745 shares voted against the stock split and 1,631 shares abstained.

C. The following Directors were elected at the Annual Meeting of Stockholders for a one-year term and until a successor is elected and qualified:

                                          Peter B. Bartlett
                                          Samual P. Black, Jr.
                                          J. Ralph Borneman, Jr.
                                          Patricia A. Goldman
                                          Susan Hirt Hagen
                                          Thomas B. Hagen
                                          F. William Hirt
                                          Dr. Irvin H. Kochel
                                          Edmund J. Mehl
                                          Stephen A. Milne
                                          John M. Petersen
                                          Seth E. Schofield
                                          Jan R. Van Gorder, Esq.
                                          Harry H. Weil, Esq.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ending March 31, 1996.







                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Erie Family Life Insurance Company
                                                 (Registrant)

Date        May 3, 1996                 /s/ Stephen A. Milne
                                  (Stephen A. Milne, President & CEO)

                                         /s/ Thomas M. Sider
                              (Thomas M. Sider, Executive Vice President & CFO)