Form 10-Q
period 1996-06-30
ERIE FAMILY LIFE INSURANCE CO
filed 1996-08-06
CIK 33416

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on July 31, 1996.

                                          INDEX

                             ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

        Balance Sheets--June 30, 1996 and December 31, 1995

        Statements of Income--Three months ended June 30, 1996 and 1995, six months ended June 30, 1996 and 1995

        Statements of Changes in Cash Flows--six months ended June 30, 1996 and 1995

        Notes to Financial Statements--June 30, 1996

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

Part I.  Financial Information
                        STATEMENTS OF FINANCIAL POSITION

                                                                             June 30,                   December 31,
ASSETS                                                                         1996                         1995
                                                                           ------------                 ------------
                                                                           (Unaudited)

Investments:
      Fixed Maturities, at fair value
        (amortized cost of $452,381,979
        and $401,771,542, respectively)                              $         450,154,404        $         426,381,008
      Equity Securities, at fair value
        (cost of $126,223,457 and $125,763,874,
        respectively)                                                          128,009,929                  126,324,721
      Real Estate                                                                1,753,195                    1,796,395
      Policy Loans                                                               4,020,563                    3,694,530
      Mortgage Loans on Real Estate                                              8,238,208                    7,062,742
      Other Invested Assets                                                      6,711,669                    4,165,721
                                                                     ---------------------        ---------------------

        Total Investments                                            $         598,887,968        $         569,425,117

Cash, including short-term investments of
   $11,592,200 and $35,230,606, respectively                                     9,136,468                   34,847,347
Premiums Receivable                                                              2,645,457                    2,701,578
Reinsurance Recoverable                                                            993,792                      265,514
Other Receivables                                                                  267,038                      254,674
Accrued Investment Income                                                        9,938,215                    9,044,136
Deferred Policy Acquisition Costs                                               54,311,561                   50,762,292
Reserve Credit For Reinsurance Ceded                                             3,782,077                    3,484,190
Prepaid Federal Income Tax                                                         186,807                            0
Other Assets                                                                     2,374,405                    3,009,313
                                                                     ---------------------        ---------------------

        Total Assets                                                 $         682,523,788        $         673,794,161
                                                                     ---------------------        ---------------------


See notes to financial statements.

                           STATEMENTS OF FINANCIAL POSITION

                                                                              June 30,                   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                            1996                         1995
                                                                            ------------                 ------------
                                                                             (Unaudited)

Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                                  $          51,030,570        $          48,768,739
        Policy and Contract Claims                                               1,668,258                      897,026
        Annuity Deposits                                                       429,252,034                  405,346,808
        Universal Life Deposits                                                 51,318,410                   45,971,842
        Supplementary Contracts Not
          Including Life Contingencies                                             829,161                      872,745
      Other Policyholder Funds                                                   2,315,163                    5,238,897
      Current Federal Income Tax                                                         0                      261,471
      Deferred Federal Income Tax                                                9,213,960                   16,979,255
      Reinsurance Premium Due                                                      166,246                      360,478
      Accounts Payable and Accrued Liabilities                                   2,963,093                    2,728,133
      Note Payable to Affiliate                                                 15,000,000                   15,000,000
      Due to Affiliate                                                             599,964                    1,392,365
      Dividends Payable                                                          2,362,504                    1,071,000
                                                                     ---------------------        ---------------------

        Total Liabilities                                            $         566,719,363        $         544,888,759
                                                                     ---------------------        ---------------------

Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
      Authorized 15,000,000 Shares; 9,450,000
      Shares Issued And Outstanding (Note D)                         $           3,780,000        $           3,465,000
      Additional Paid-In Capital                                                   630,000                      945,000
      Net Unrealized Appreciation (Depreciation) on
        Investment Securities, net of
        Deferred Taxes Benefit of $154,386 and
        Deferred Tax of $8,809,609, respectively                                  (286,717)                  16,360,704
      Retained Earnings                                                        111,681,142                  108,134,698
                                                                     ---------------------        ---------------------

        Net Shareholders' Equity                                     $         115,804,425        $         128,905,402
                                                                     ---------------------        ---------------------

        Total Liabilities and Shareholders'
          Equity                                                     $         682,523,788        $         673,794,161
                                                                     ---------------------        ---------------------


See notes to financial statements.

                                    STATEMENTS OF OPERATIONS (Unaudited)

                                                                Three Months Ended                        Six Months Ended
                                                                       June 30                                  June 30
                                                           --------------------------------          ----------------------------
                                                           1996                    1995              1996                   1995

Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $855,925, $706,725, $1,553,830 and
    $1,446,991, respectively                           $     7,510,874     $      6,688,263     $    14,171,853     $    12,563,085
  Group                                                        474,511              578,396             981,034           1,173,940
                                                       ---------------     ----------------     ---------------     ---------------
Total Policy Revenues                                  $     7,985,385     $      7,266,659     $    15,152,887     $    13,737,025

Investment Income, Net of Expenses of
  $351,953, $94,828, $702,219 and
  $189,143, respectively                                    11,401,321           10,141,044          22,674,608          20,044,846
Realized Gain on Investment                                    762,305              776,767             772,627           1,315,717
Other Income                                                   515,313              399,200             854,623             772,597
                                                       ---------------     ----------------     ---------------     ---------------
    Total Revenues                                     $    20,664,324     $     18,583,670     $    39,454,745     $    35,870,185
                                                       ---------------     ----------------     ---------------     ---------------

Benefits and Expenses:
  Death Benefits, net of reinsurance
    recoveries of $1,041,816, $17,232,
    $1,386,479 and $494,440, respectively                    2,093,802            2,364,483           5,058,679           4,197,593
  Interest on Annuity Deposits                               6,179,451            5,576,817          12,594,410          11,202,095
  Interest on Universal Life Deposits                          755,779              650,713           1,496,899           1,240,940
  Surrender and Other Benefits                                 299,051              308,001             581,476             571,647
  Increase in Liability for Future Life Policy
    Benefits, net of the increase in reserve
    credit for reinsurance ceded of $170,431,
    $182,422,  $297,887 and $328,404, respectively           1,073,958              868,578           1,963,944           1,867,592
  Amortization of Deferred Policy
     Acquisition Costs                                         763,222               27,799           1,388,029             731,037
  Commissions                                                  850,860              739,310           1,537,257           1,356,301
  General Expenses                                           1,305,059            1,841,632           2,912,715           3,071,799
  Taxes, Licenses and Fees                                     351,236            1,406,548             704,733           2,242,812
                                                       ---------------     ----------------     ---------------     ---------------
    Total Benefits and Expenses                        $    13,672,418     $     13,783,881     $    28,238,142     $    26,481,816
                                                       ---------------     ----------------     ---------------     ---------------

Income From Operations                                       6,991,906            4,799,789          11,216,603           9,388,369

Federal Income Tax
  Current                                                    1,915,273              764,159           2,927,704           2,510,501
  Deferred                                                     665,239              877,681           1,198,699             634,160
                                                       ---------------     ----------------     ---------------     ---------------
    Total Federal Income Tax                                 2,580,512            1,641,840           4,126,403           3,144,661
                                                       ---------------     ----------------     ---------------     ---------------

Net Income                                             $     4,411,394     $      3,157,949     $     7,090,200     $     6,243,708
                                                       ---------------     ----------------     ---------------     ---------------


Net Income Per Share (Note D)                          $           .47     $            .33     $           .75     $           .66
                                                       ---------------     ----------------     ---------------     ---------------


Dividends Declared Per Share (Note D & E)              $           .25     $           .113     $          .375     $          .227
                                                       ---------------     ----------------     ---------------     ---------------

                            Statements of Cash Flows (Unaudited)

                                                                           Six Months Ended             Six Months Ended
                                                                             June 30, 1996               June 30, 1995
                                                                           ------------------           -----------------

Cash flows from operating activities:
Net income                                                                 $        7,090,200           $       6,243,708
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net amortization of bond and mortgage
      premium and discount                                                            141,408                      61,979
    Amortization of deferred policy acquisition
      costs                                                                         1,388,029                     731,037
    Real Estate Depreciation                                                           43,200                      51,114
    Deferred federal income taxes                                                   1,198,699                     634,160
    Realized gains on investments                                                    (772,627)                 (1,315,717)
    Decrease (Increase) in other assets                                               634,908                     (56,336)
    Decrease (Increase) in other receivables                                          (12,364)                    106,803
    Decrease (Increase) in premium receivable                                          56,121                        (792)
    Increase in reinsurance recoverable
      and reserve credits                                                          (1,026,165)                    (48,831)
    Increase in accrued investment income                                            (894,079)                   (114,364)
    Increase in deferred policy acquisition
      costs                                                                        (4,937,298)                 (3,572,409)
    Increase in future policy benefits and claims                                   3,033,063                   2,343,746
    Decrease in other policyholder funds                                           (2,923,734)                 (2,288,837)
    Decrease in reinsurance premium due                                              (194,232)                    (43,283)
    Decrease in accounts payable and accrued
      liabilities and due to affiliate                                               (557,441)                 (1,338,473)
    Decrease in Federal income taxes currently payable                               (448,278)                 (1,227,732)
                                                                           ------------------           -----------------
        Net cash provided by operating
          activities                                                                1,819,410                     165,773
                                                                           ------------------           -----------------

Cash flows from investing activities:
    Fixed Maturity Securities:
    Held-to-Maturity:
      Maturities                                                           $                0           $         647,659
      Sales                                                                                 0                           0
      Purchases                                                                             0                           0
    Available-for-Sale:
      Maturities                                                                   11,946,698                     853,029
      Sales                                                                        12,962,200                  31,280,894
      Purchases                                                                   (75,664,630)                (46,839,026)
    Equity Securities:
      Sales                                                                        10,396,371                   5,596,106
      Purchases                                                                   (10,182,008)                (15,156,682)
    Loans made to policyholders                                                      (646,908)                   (555,760)
    Payments received on policy loans                                                 320,875                     264,899
    Purchase of other invested assets                                              (2,836,640)                 (1,425,662)
    Sale of other invested assets                                                     220,693                      51,000
    Purchase of mortgage loans                                                     (1,968,775)                          0
    Principal payments received on mortgage
      loans                                                                           965,877                     533,677
                                                                           ------------------           -----------------
        Net cash used in investing activities                                     (54,486,247)                (24,749,866)
                                                                           ------------------           -----------------

                       Statements of Cash Flows--Continued (Unaudited)

                                                                           Six Months Ended             Six Months Ended
                                                                              June 30, 1996                June 30, 1995
                                                                           ------------------           -----------------

Cash flows from financing activities:
    Increase in annuity and supplementary
      contract deposits                                                            23,861,642                  33,327,265
    Increase in Universal Life Deposits                                             5,346,568                   4,674,778
    Dividends paid to shareholders                                                 (2,252,252)                 (2,016,000)
                                                                           ------------------           -----------------
        Net cash provided by financing
          activities                                                       $       26,955,958           $      35,986,043
                                                                           ------------------           -----------------
Net increase (decrease) in cash and
   short-term cash investments                                                    (25,710,879)                 11,401,950
   Cash and short-term cash investments at
   beginning of year                                                               34,847,347                   6,559,213
                                                                           ------------------           -----------------
   Cash and short-term cash investments at
   end of quarter                                                          $        9,136,468           $      17,961,163
                                                                           ------------------           -----------------


Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
    Interest                                                               $          483,750           $               0
    Income taxes                                                                    3,375,983                   3,738,234

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B -- RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to the current year's presentation.


NOTE C -- INVESTMENTS

The total invested assets of the Company consist of investments in fixed maturities, preferred stock, common stock, real estate, mortgage and policy loans and other invested assets. At June 30, 1996, 75.2% of total invested assets were invested in fixed maturities. Preferred stocks represent 19.2% or $114.9 million and common stocks represent 2.2% or $13.1 million of total invested assets at June 30, 1996, while real estate and mortgage loans make up only 1.7% of total invested assets. Mortgage loan and real estate investments have the potential for higher returns but also carry more risk, including less liquidity and greater uncertainty of rate of return. Consequently these investments have been kept to a minimum.

The Company's fixed maturities at June 30, 1996 consist of investments in bonds of $448 million and investments in redeemable preferred stock of $2 million. It is the Company's objective that the fixed maturity portfolio be of very high quality and well diversified within each market sector. The portfolio is conservatively managed with the goal of achieving reasonable returns while limiting exposure to risk. At June 30, 1996 the carrying value of fixed maturities was $450,154,404, or 75.2% of total invested assets. At June 30, 1996, the amortized cost, carrying/market value, gross unrealized gains and gross unrealized losses for fixed maturities were as follows:

                                           Fixed Maturities at 6-30-96

                                                                          Carrying/             Gross              Gross
                                                   Amortized                Market            Unrealized         Unrealized
                                                      Cost                  Value               Gains              Losses

U.S. Treasuries & Agency                      $         6,124,373   $         6,377,677   $         253,304  $               0
Mortgage-Backed Certificates                              401,110               416,411              15,336                 35
Industrial Miscellaneous                              294,905,701           294,199,748           6,551,156          7,257,109
Public Utilities                                      100,286,990            98,437,092           1,364,476          3,214,374
States & Political Subdivisions                         2,062,836             2,289,327             226,491                  0
Special Revenue                                        48,600,969            48,434,149           1,041,831          1,208,651
                                              -------------------   -------------------   -----------------  -----------------
Total Fixed Maturities                        $       452,381,979   $       450,154,404   $       9,452,594  $      11,680,169

The bond investments included in the fixed maturity category consist of high-quality, marketable securities, 99.2% or $444.5 million of which, are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $266 million of bonds characterized as of the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners (NAIC). Below investment- grade bonds totaled $3.7 million at June 30, 1996 and are a very manageable 0.6% of total invested assets. One of the bonds included in the below investment-grade category was considered "low" quality at June 30, 1996. It had a market value and amortized cost of $462,500. All of the securities classified as below investment-grade are current and in good standing. Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

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

At June 30, 1996,  the  Company's  five largest  investments  in corporate  debt securities totaled $30,788,584, none of which individually exceeded $6.7 million. These investments had a market value of $29.8 million.

In compliance with "Accounting for Certain Investments in Debt and Equity Securities (FAS 115)," the Company has classified all of its fixed maturity portfolio as available-for-sale at June 30, 1996. Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to restructure the Company's investments in response to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in shareholders' equity.

Equity securities consist of common and preferred stocks which are carried on the balance sheet at current market value. At June 30, 1996, common and preferred stock held by the Company had a cost of $126,223,457 and a market value of $128,009,929, representing an unrealized gain of $1,786,472. As with the fixed maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector and support the investment return provided to Policyholders. The preferred stocks are of very high-quality and extremely marketable, 96.8% or $111.1 million of which are of the "highest" or "high" quality, as defined by the NAIC. The remaining $3.7 million of preferred stocks have a "medium" NAIC rating. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC.

                    Equity Securities, 6-30-96

                                                                                             Gross                   Gross
                                                                        Market             Unrealized             Unrealized
                                                  Cost                   Value               Gains                   Losses

Common Stock
  Banks & Insurance                       $         1,212,800   $         1,195,625     $             0       $        17,175
  Industrial & Miscellaneous                       11,305,789            11,949,690             789,401               145,500
Preferred Stocks
  Public Utilities                                  5,273,282             4,979,712               6,430               300,000
  Banks & Insurance                                77,230,715            77,842,425           1,734,275             1,122,565
  Industrial & Miscellaneous                       31,200,871            32,042,477           1,294,982               453,376
                                          -------------------   -------------------     ---------------       ---------------
Total Equity Securities                   $       126,223,457   $       128,009,929     $     3,825,088       $     2,038,616


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

At June 30, 1996, the Company did not own any derivatives.


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


NOTE E - DIVIDENDS DECLARED

On May 1, 1996 and June 17, 1996, the Board of Directors of the Company approved the second and third quarter dividends totaling $.25 per share. The second quarter dividend of $.125 per share was paid on July 1, 1996, to shareholders of record as of June 20, 1996. The third quarter dividend of $.125 per share will be paid on October 1, 1996 to shareholders of record as of September 20, 1996.

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

Net income increased to $4,411,394, or $.47 per share, in the second quarter of 1996 from $3,157,949 or $.33 per share, in the second quarter of 1995, an increase of 40%. Reduced operating expenses and a decrease in death benefits were the primary reasons for the increase in net income. Operating results continued to be strong as total policy revenue grew by 10% to $7,985,385 in the current period. Investment income net of expenses grew by 12% from $10,141,044 in the second quarter of 1995 to $11,401,321 in the second quarter of 1996.

REVENUES, BENEFITS, AND EXPENSES

Policy Revenues. Total policy revenues increased 9.9% to $7,985,385 in the second quarter of 1996 from $7,266,659 in the second quarter of 1995. Included in these totals are first year life policy revenues of $1,640,924 in the second quarter of 1996 and $1,414,885 in the second quarter of 1995, an increase of 16.0%. This growth in first year policy revenues was bolstered by the Company's participation in the Erie Insurance Group travel incentive program, "California Dreamin'." This multi-line promotion offers successful ERIE Agents a trip to Palm Springs, California in early 1997. A minimum level of life production is required to qualify.

Group policy revenues decreased from $578,396 in the second quarter of 1995 to $474,511 in the second quarter of 1996. The 1995 group policy revenue amount included $128,000 in annuity loads on structured settlement premiums. This annuity load was charged to pay the 2% annuity premium tax on non-qualified annuities. Effective January 1, 1996, the Pennsylvania tax on non-qualified annuities was repealed. In response to this tax change, the 2% load on structured settlement premium has been discontinued by the Company.

Deposits. First year and single universal life and annuity deposits were $11,287,614 in the second quarter of 1996 and $17,729,768 in the second quarter of 1995, representing a decrease of 36%. Included in these amounts are structured settlement annuities sold to the Erie Insurance Group property/casualty affiliate companies which totaled $3,138,433 in the second quarter of 1996 and $6,399,251 in the second quarter of 1995.

Net Investment Income. Net investment income in the second quarter of 1996 was $11,401,321 compared to $10,141,044 in the second quarter of 1995, an increase of 12.4%. Fueling the growth in investment income was the Company's cash flows generated from annuity and universal life deposits and operating income.

Realized Gain on Investment. During the second quarter of 1996, the Company generated realized gains on investments of $762,305. During the second quarter of 1995, the Company had realized gains on investments of $776,767. These amounts consisted of gains from the sale of securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATION (Continued)

Death Benefits. Net death benefits on life insurance policies decreased 11% in the second quarter of 1996 to $2,093,802, compared to $2,364,483, for the same period in 1995. Death benefit experience must be analyzed for long-term trends, rather than over short periods where unusual fluctuations may influence the results. This is particularly true for a company the size of Erie Family Life, which is growing rapidly. The Company's mortality experience has been extremely good over the past several years and the Company believes that its underwriting philosophy and practices are sound.

Interest on Annuity and Universal Life Deposits. Interest on deposits held by the Company for Policyholders rose 11% from $6,227,530 in the second quarter of 1995 to $6,935,230 in the second quarter of 1996. This increase was due to the $72 million in deposits made by Policyholders during the 12-month period ending June 30, 1996. At June 30, 1996, annuity deposits accruing interest were $429 million and universal life deposits accruing interest were $51 million. During the second quarter of 1996, the interest rate credited on universal life and annuity deposits remained unchanged. The current interest rate credited on universal life deposits is in the 6.25% to 7.00% range while the rate credited on annuity deposits is in the 5.00% to 5.75% range.

Amortization of Deferred Policy Acquisition Costs (DPAC). The amortization of deferred policy acquisition costs totaled $27,799 in the second quarter of 1995 and $763,222 in the second quarter of 1996. This decrease in the second quarter of 1995 reflects the adjustment of the estimated actual-to-expected expense ratio used in calculating the DPAC. During the second quarter of 1995 the actual-to-expected ratio of deferred policy acquisition costs was adjusted to better reflect the additional salaries and wages expense being deferred for the first time.

Commissions. Commissions increased $111,550 to $850,860 in the second quarter of 1996. Most of this commission increase was due to an increase in renewal policy revenues of 11% along with an increase in the average commission rate. The average commission rate increased due to an increase in persistency for policies in their second policy year. Second year renewal commission rates are higher than third and subsequent year commission rates and increases in second year persistency will result in an increase in the average commission rate. The commission costs, which vary with and are primarily related to the production of new business, have been deferred. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

General Expenses. General expenses amount to $1,305,059 in the second quarter of 1996 compared to $1,841,632 for the same period in 1995. The majority of the decrease in general expenses was due to decreases in data processing expense. This decrease was caused by substantially lower computer time charges and lower systems development and maintenance costs. General expenses include wages and salaries, Employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company are deferred as policy acquisition costs. Medical inspection and exam fees related to new business production, wages, salaries and Employee benefits of underwriting personnel, and bonuses paid to branch sales Employees for the production of life and annuity business, are all deferred. Deferred acquisition costs are amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

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

Taxes, Licenses, and Fees. Taxes, licenses and fees decreased $1,055,312 to $351,236 in the second quarter of 1996. Contributing to this decrease was the repeal of the Pennsylvania tax on non-qualified annuities beginning January 1, 1996. The Pennsylvania non-qualified annuity tax increased the Company's premium taxes by $203,000 in the second quarter of 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATION (Continued)


Also included in the taxes, licenses and fees are assessments paid to the state life insurance guaranty associations. These assessments totaled $18,000 in the second quarter of 1996 and $873,000 in the second quarter of 1995.

The 1995 second quarter assessment issued by the Pennsylvania Life and Health Insurance Guaranty Association (PLHIGA) was $854,000. The 1996 assessment from PLHIGA has not yet been issued but it is anticipated it will be issued sometime in the third quarter. At this time the amount of the assessment is not known.

Federal Income Tax. Federal Income Tax in the second quarter amounted to $2,580,512 compared to $1,641,840 for the same period in 1995. The Company's effective federal income tax rates in 1996 and 1995 differ primarily due to the recognition of, or limitations on, capital losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums, annuity and universal life deposits and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the six months ended June 30, 1996 was $1,819,410, compared to $165,773 for the six months ended June 30, 1995. The Company's liquidity position remains strong as invested assets grew by $29 million during the first six months of 1996 to $599 million at June 30, 1996.

Premium from the sale of new policies combined with the premium on existing policies accounted for approximately 38.6% of total revenue in the second quarter of 1996 and 39.1% for the same period in 1995. Investment income, net of expenses, generated 55.2% of total revenue in 1996 and 54.6% in 1995.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, also generate cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $16,237,856 in the second quarter of 1996 and $22,171,683 in the second quarter of 1995.

The Company's current commitments for expenditures as of June 30, 1996, are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to stockholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations, its liquid assets and marketable securities and its line of credit with PNC Bank will enable the Company to meet any foreseeable cash requirements. At June 30, 1996, the Company's line of credit with PNC Bank totaled $10 million, none of which was outstanding.

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

FINANCIAL CONDITION

RESERVE LIABILITIES

The Company's primary commitment is its obligation to meet the payment of future benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On June 30, 1996, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments because the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are also exceptionally liquid in order to meet the short and long-term commitments to our Policyholders. At June 30, 1996, the Company's investment portfolio of cash and money market investments, investment grade bonds, common stocks, and preferred stocks, all of which are extremely marketable, totaled $587 million or 86% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.


"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management such as those contained in "Note C to the Financial Statements", the "Revenue Benefits and Expenses - Death Benefits", the "Liquidity and Capital Resources" and the "Investments" sections hereof, and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, catastrophic events, better (or worse) morbidity rates, fluctuations of securities markets, and technological difficulties and advancements.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ending June 30, 1996.









                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Erie Family Life Insurance Company
                                              (Registrant)


Date        August 5, 1996              /s/ Stephen A. Milne
                                  (Stephen A. Milne, President & CEO)

                                        /s/ Thomas M. Sider
                             (Thomas M. Sider, Executive Vice President & CFO)