Form 10-Q
period 1996-09-30
ERIE FAMILY LIFE INSURANCE CO
filed 1996-11-12
CIK 33416

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on October 31, 1996.

                                             INDEX

                          ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheets--September 30, 1996 and December 31, 1995

        Statements of Income--Three months ended September 30, 1996 and 1995, nine months ended September 30, 1996 and 1995

        Statements of Changes in Cash Flows--nine months ended
          September 30, 1996 and 1995

        Notes to Financial Statements--September 30, 1996

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Part I.  Financial Information
                        STATEMENTS OF FINANCIAL POSITION

                                                                         September 30,               December 31,
ASSETS                                                                        1996                       1995
                                                                        -----------------          ---------------
                                                                          (Unaudited)

Investments:
      Fixed Maturities, at fair value
        (amortized cost of $462,833,249
        and $401,771,542, respectively)                                    $459,652,931             $426,381,008
      Equity Securities, at fair value
        (cost of $127,396,033 and $125,763,874,
        respectively)                                                       131,624,985              126,324,721
      Real Estate                                                             1,731,595                1,796,395
      Policy Loans                                                            4,193,344                3,694,530
      Mortgage Loans on Real Estate                                           8,208,769                7,062,742
      Other Invested Assets                                                   6,896,276                4,165,721
                                                                           ------------             ------------

        Total Investments                                                  $612,307,900             $569,425,117

Cash, including short-term investments of
   $12,955,478 and $35,230,606, respectively                                 13,021,989               34,847,347
Premiums Receivable                                                           2,735,964                2,701,578
Reinsurance Recoverable                                                         108,471                  265,514
Other Receivables                                                               240,076                  254,674
Accrued Investment Income                                                    10,265,364                9,044,136
Deferred Policy Acquisition Costs                                            56,037,435               50,762,292
Reserve Credit For Reinsurance Ceded                                          3,965,831                3,484,190
Prepaid Federal Income Tax                                                      527,979                        0
Other Assets                                                                  2,235,045                3,009,313
                                                                           ------------             ------------

        Total Assets                                                       $701,446,054             $673,794,161
                                                                           ------------             ------------


See notes to financial statements.

                STATEMENTS OF FINANCIAL POSITION

                                                                           September 30,                   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                           1996                             1995
                                                                          --------------                  --------------
                                                                           (Unaudited)

Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                                        $ 52,491,729                    $ 48,768,739
        Policy and Contract Claims                                              771,907                         897,026
        Annuity Deposits                                                    435,289,915                     405,346,808
        Universal Life Deposits                                              54,079,694                      45,971,842
        Supplementary Contracts Not
          Including Life Contingencies                                          825,247                         872,745
      Other Policyholder Funds                                                2,941,967                       5,238,897
      Current Federal Income Tax                                                      0                         261,471
      Deferred Federal Income Tax                                            11,693,790                      16,979,255
      Reinsurance Premium Due                                                   115,933                         360,478
      Accounts Payable and Accrued Liabilities                                5,108,050                       2,728,133
      Note Payable to Affiliate                                              15,000,000                      15,000,000
      Due to Affiliate                                                          631,813                       1,392,365
      Dividends Payable                                                       2,362,504                       1,071,000
                                                                           ------------                    ------------

        Total Liabilities                                                  $581,312,549                    $544,888,759
                                                                           ------------                    ------------

Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
      Authorized 15,000,000 Shares; 9,450,000
      Shares Issued And Outstanding (Note D)                               $  3,780,000                    $  3,465,000
      Additional Paid-In Capital                                                630,000                         945,000
      Net Unrealized Appreciation (Depreciation) on
        Investment Securities, net of
        Deferred Taxes of $367,022 and
        $8,809,609, respectively                                                681,612                      16,360,704
      Retained Earnings                                                     115,041,893                     108,134,698
                                                                           ------------                    ------------

        Net Shareholders' Equity                                           $120,133,505                    $128,905,402
                                                                           ------------                    ------------

        Total Liabilities and Shareholders'
          Equity                                                           $701,446,054                    $673,794,161
                                                                           ------------                    ------------



See notes to financial statements.

                         STATEMENTS OF OPERATIONS (Unaudited)

                                                                Three Months Ended                     Nine Months Ended
                                                                    September 30                          September 30
                                                           -------------------------              ---------------------------
                                                           1996                 1995              1996                   1995

Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $1,047,438, $745,847, $2,601,268 and
    $2,192,838, respectively                           $     7,192,211     $      6,620,756     $    21,364,064     $    19,183,841
  Group                                                        488,260              574,419           1,469,294           1,748,359
                                                       ---------------     ----------------     ---------------     ---------------
Total Policy Revenues                                  $     7,680,471     $      7,195,175     $    22,833,358     $    20,932,200

Investment Income, net of expenses of
  $355,056, $96,558, $1,057,275 and
  $285,701, respectively                                    11,622,874           10,465,117          34,297,482          30,509,963
Realized gain on investment                                    898,400            4,690,581           1,671,027           6,006,298
Other Income                                                   568,431              386,776           1,423,054           1,159,373
                                                       ---------------     ----------------     ---------------     ---------------
    Total Revenues                                     $    20,770,176     $     22,737,649     $    60,224,921     $    58,607,834
                                                       ---------------     ----------------     ---------------     ---------------

Benefits and Expenses:
  Death Benefits, net of reinsurance
    recoveries of $271,318, $411,521,
    $1,657,797 and $905,961, respectively                    1,618,047            1,711,884           6,676,726           5,909,477
  Interest on annuity deposits                               6,305,008            5,925,301          18,899,418          17,127,396
  Interest on universal life deposits                          821,821              661,424           2,318,720           1,902,364
  Surrender and other benefits                                 215,326              235,312             796,802             806,959
  Increase in liability for future life policy
    Benefits, net of the increase in reserve
    credit for  reinsurance  ceded of $183,754,
    $200,038, $481,641 and $528,442,
    respectively                                             1,277,405              979,292           3,241,349           2,846,884
  Amortization of deferred policy
    acquisition costs                                          684,486              481,446           2,072,515           1,212,483
  Commissions                                                  855,927              725,244           2,393,184           2,081,545
  General expenses                                           1,234,779            1,491,922           4,147,494           4,563,721
  Taxes, licenses and fees                                   1,536,977              513,977           2,241,710           2,756,789
                                                       ---------------     ----------------     ---------------     ---------------
    Total Benefits and Expenses                        $    14,549,776     $     12,725,802     $    42,787,918     $    39,207,618
                                                       ---------------     ----------------     ---------------     ---------------

Income From Operations                                       6,220,400           10,011,847          17,437,003          19,400,216

Federal Income Tax
  Current                                                     (280,026)           2,640,871           2,647,678           5,151,372
  Deferred                                                   1,958,423              434,921           3,157,122           1,069,081
                                                       ---------------     ----------------     ---------------     ---------------
    Total Federal Income Tax                                 1,678,397            3,075,792           5,804,800           6,220,453
                                                       ---------------     ----------------     ---------------     ---------------

Net Income                                             $     4,542,003     $      6,936,055     $    11,632,203     $    13,179,763
                                                       ---------------     ----------------     ---------------     ---------------

Net Income Per Share                                   $           .48     $           0.73     $          1.23     $          1.39
                                                       ---------------     ----------------     ---------------     ---------------


Dividends Declared Per Share                           $          .125     $          0.113     $           .50     $          0.34
                                                       ---------------     ----------------     ---------------     ---------------

                              Statements of Cash Flows (Unaudited)

                                                                       Nine Months Ended                 Nine Months Ended
                                                                      September 30, 1996                September 30, 1995
                                                                      -------------------               ------------------

Cash flows from operating activities:
Net income                                                            $      11,632,203                 $      13,179,763
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net amortization of bond and mortgage
      premium and discount                                                      214,728                            97,508
    Amortization of deferred policy acquisition
      costs                                                                   2,072,515                         1,212,483
    Real Estate Depreciation                                                     64,800                            76,671
    Deferred federal income taxes                                             3,157,122                         1,069,081
    Realized gains on investments                                            (1,671,027)                       (6,006,298)
    Decrease (Increase) in other assets                                         774,268                           (47,779)
    Decrease (Increase) in other receivables                                     14,598                          (131,402)
    Increase in premium receivable                                              (34,386)                         (120,666)
    Increase in reinsurance receivable
      and reserve credits                                                      (324,598)                         (591,444)
    Increase in accrued investment income                                    (1,221,228)                       (1,354,435)
    Increase in deferred policy acquisition
      costs                                                                  (7,347,658)                       (5,399,628)
    Increase in future policy benefits and claims                             3,597,871                         3,261,685
    Decrease in other policyholder funds                                     (2,296,930)                       (3,213,927)
    (Decrease) Increase in reinsurance premium due                             (244,545)                           24,571
    Increase (Decrease) in accounts payable and accrued
      liabilities and due to affiliate                                        1,619,365                          (872,460)
    (Decrease) Increase in current Federal income taxes                        (789,450)                        1,134,099
                                                                      -----------------                 -----------------
      Net cash provided by operating
          activities                                                  $       9,217,648                 $       2,317,822
                                                                      -----------------                 -----------------

Cash flows from investing activities:
    Fixed Maturity Securities:
    Held-to-Maturity:
      Maturities                                                      $               0                 $       3,906,728
    Available-for-Sale:
      Maturities                                                             12,215,710                         1,548,146
      Sales                                                                  14,257,447                        40,382,164
      Purchases                                                             (87,753,820)                      (89,247,603)
    Equity Securities:
      Sales                                                                  13,600,665                        16,421,802
      Purchases                                                             (13,660,263)                      (21,109,082)
    Loans made to policyholders                                                (981,689)                         (751,650)
    Payments received on policy loans                                           482,875                           376,861
    Purchase of other invested assets                                        (3,150,344)                       (1,425,662)
    Sale of other invested assets                                               349,789                            80,331
    Purchase of mortgage loans                                               (1,968,775)                                0
    Principal payments received on mortgage
      loans                                                                     995,442                           552,499
                                                                      -----------------                 -----------------
        Net cash used in investing activities                         $     (65,612,963)                $     (49,265,466)
                                                                      -----------------                 -----------------

                Statements of Cash Flows--Continued (Unaudited)

                                                                       Nine Months Ended                 Nine Months Ended
                                                                      September 30, 1996                September 30, 1995
                                                                      -------------------               ------------------

Cash flows from financing activities:
    Increase in annuity and supplementary
      contract deposits                                               $       29,895,609                $      46,932,277
    Increase in Universal Life Deposits                                        8,107,852                        7,087,376
    Dividends paid to stockholders                                            (3,433,504)                      (3,087,000)
                                                                      ------------------                -----------------
        Net cash provided by financing
          activities                                                  $       34,569,957                $      50,932,653
                                                                      ------------------                -----------------
Net increase (decrease) in cash and cash
   equivalents                                                               (21,825,358)                       3,985,009
Cash and cash equivalents at beginning of year                                34,847,347                        6,559,213
                                                                      ------------------                -----------------
Cash and cash equivalents at end of quarter                           $       13,021,989                $      10,544,222
                                                                      ------------------                -----------------


Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                                          $          485,635                $             632
    Income taxes                                                               3,437,128                        4,017,273

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B -- RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to the current year's presentation.

NOTE C -- INVESTMENTS

The total invested assets of the Company consist of investments in fixed maturities, preferred stock, common stock, real estate, mortgage and policy loans and other invested assets. At September 30, 1996, 75.1% of total invested assets were invested in fixed maturities. Preferred stocks represent 18.9% or $115.6 million and common stocks represent 2.6% or $16.0 million of total invested assets at September 30, 1996, while real estate and mortgage loans make up only 1.6% of total invested assets. Mortgage loan and real estate investments have the potential for higher returns but also carry more risk, including less liquidity and greater uncertainty of rate of return. Consequently these investments have been kept to a minimum.

The Company's fixed maturities at September 30, 1996 consist of investments in bonds of $458 million and investments in redeemable preferred stock of $2 million. It is the Company's objective that the fixed maturity portfolio be of very high quality and well diversified within each market sector. The portfolio is conservatively managed with the goal of achieving reasonable returns while limiting exposure to risk. At September 30, 1996 the carrying value of fixed maturities was $459,652,931, or 75.1% of total invested assets. At September 30, 1996, the amortized cost, carrying/market value, gross unrealized gains and gross unrealized losses for fixed maturities were as follows:

                        Fixed Maturities at 9-30-96

                                                                         Carrying/               Gross              Gross
                                                   Amortized               Market             Unrealized         Unrealized
                                                     Cost                  Value                 Gains             Losses

U.S. Treasuries & Agency                      $         6,124,827   $         6,397,289   $         272,462  $               0
Mortgage-Backed Certificates                              375,219               389,102              13,886                  3
Industrial Miscellaneous                              305,495,146           303,503,917           5,020,718          7,011,947
Public Utilities                                      100,230,682            98,436,370           1,500,809          3,295,121
States & Political Subdivisions                         2,062,745             2,275,590             212,845                  0
Special Revenue                                        48,544,630            48,650,663           1,260,864          1,154,831
                                              -------------------   -------------------   -----------------  -----------------
Total Fixed Maturities                        $       462,833,249   $       459,652,931   $       8,281,584  $      11,461,902


The bond investments included in the fixed maturity category consist of high-quality, marketable securities, 96.9% or $445.5 million of which, are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $296 million of bonds characterized as of the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners (NAIC). Below investment-grade bonds totaled $14.2 million at September 30, 1996 and are a very manageable 3.1% of total invested assets. None of the bonds included in the below investment-grade category were considered "low" quality at September 30, 1996. All of the securities classified as below investment-grade are current and in good standing. Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

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

At September 30, 1996, the Company's five largest investments in corporate debt securities totaled $30,758,772, none of which individually exceeded $6.7 million. These investments had a market value of $29.9 million.

In compliance with "Accounting for Certain Investments in Debt and Equity Securities (FAS 115)," the Company has classified all of its fixed maturity portfolio as available-for-sale at September 30, 1996. Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to restructure the Company's investments in response to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in shareholders' equity.

Equity securities consist of common and preferred stocks which are carried on the balance sheet at current market value. At September 30, 1996, common and preferred stock held by the Company had a cost of $127,396,033 and a market value of $131,624,985, representing an unrealized gain of $4,228,952. As with the fixed maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector and support the investment return provided to Policyholders. The preferred stocks are of very high-quality and extremely marketable, 96.8% or $111.9 million of which are of the "highest" or "high" quality, as defined by the NAIC. The remaining $3.7 million of preferred stocks have a "medium" NAIC rating. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC.

                        Equity Securities, 9-30-96

                                                                                            Gross                   Gross
                                                                       Market             Unrealized             Unrealized
                                                  Cost                  Value               Gains                   Losses

Common Stock
  Banks & Insurance                       $         2,065,459   $         3,862,939     $     1,797,480       $             0
  Industrial & Miscellaneous                       11,625,706            12,128,718             738,862               235,850
Preferred Stocks
  Public Utilities                                  5,273,282             5,220,800                   0                52,482
  Banks & Insurance                                77,230,715            77,993,300           1,934,060             1,171,475
  Industrial & Miscellaneous                       31,200,871            32,419,228           1,492,482               274,125
                                          -------------------   -------------------     ---------------       ---------------
Total Equity Securities                   $       127,396,033   $       131,624,985     $     5,962,884       $     1,733,932


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

At September 30, 1996, the Company did not own any derivatives.


NOTE D - STOCK SPLIT

On May 1, 1996 a three-for-one common stock split in which two additional shares were issued for each share held was approved by the Company's shareholders effective for shareholders of record May 2, 1996. The par value of each share of the common stock was changed to $.40 per share, the number of authorized shares was increased to 15,000,000 shares and the number of shares issued and outstanding was increased to 9,450,000. All per share data in the accompanying financial statements have been restated to reflect this change.


NOTE E - DIVIDENDS DECLARED

On June 17, 1996 and September 17, 1996, the Board of Directors of the Company approved the third and fourth quarter dividends totaling $.25 per share. The third quarter dividend of $.125 per share was paid on October 1, 1996, to shareholders of record as of September 20, 1996. The fourth quarter dividend of $.125 per share will be paid on January 2, 1997 to shareholders of record as of December 20, 1996.

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

Net income decreased to $4,542,003, or $.48 per share, in the third quarter of 1996 from $6,936,055 or $.73 per share, in the third quarter of 1995, a decrease of 35%. The decrease in nonrecurring realized gains on investments from $4,690,581 in the third quarter of 1995 to $898,400 in the third quarter of 1996 was the primary reason for the decrease in net income. Operating results continued to be strong as total policy revenue grew by 6.7% to $7,680,471 in the current period. Investment income net of expenses grew by 11% from $10,465,117 in the third quarter of 1995 to $11,622,874 in the third quarter of 1996.

REVENUES, BENEFITS, AND EXPENSES

Policy Revenues. Total policy revenues increased 6.7% to $7,680,471 in the third quarter of 1996 from $7,195,175 in the third quarter of 1995. Included in these totals are first year life policy revenues of $1,618,493 in the third quarter of 1996 and $1,445,842 in the third quarter of 1995, an increase of 12%. This growth in first year policy revenues was bolstered by the Company's participation in the Erie Insurance Group travel incentive program, "California Dreamin'." This multi-line promotion offers successful ERIE Agents a trip to Palm Springs, California in early 1997. A minimum level of life production is required to qualify.

Group policy revenues decreased from $574,419 in the third quarter of 1995 to $488,260 in the third quarter of 1996. The 1995 group policy revenue amount included $130,000 in annuity loads on structured settlement premiums. This annuity load was charged to pay the 2% annuity premium tax on non-qualified annuities. Effective January 1, 1996, the Pennsylvania tax on non-qualified annuities was repealed. In response to this tax change, the 2% load on structured settlement premium has been discontinued by the Company.

Deposits. First year and single universal life and annuity deposits were $7,423,011 in the third quarter of 1996 and $11,463,800 in the third quarter of 1995, representing a decrease of 35%. Included in these amounts are structured settlement annuities sold to the Erie Insurance Group property/casualty affiliate companies which totaled $2,581,252 in the third quarter of 1996 and $6,396,124 in the third quarter of 1995.

Net Investment Income. Net investment income in the third quarter of 1996 was $11,622,874 compared to $10,465,117 in the third quarter of 1995, an increase of 11%. Fueling the growth in investment income was the Company's cash flows generated from annuity and universal life deposits and operating income.

Realized Gain on Investment. During the third quarter of 1996, the Company generated realized gains on investments of $898,400. During the third quarter of 1995, the Company had realized gains on investments of $4,690,581. These amounts consisted of gains from the sale of securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATION (Continued)

Death Benefits. Net death benefits on life insurance policies decreased 5% in the third quarter of 1996 to $1,618,047, compared to $1,711,884, for the same period in 1995. Death benefit experience must be analyzed for long-term trends, rather than over short periods where unusual fluctuations may influence the results. This is particularly true for a company the size of Erie Family Life, which is growing rapidly. The Company's mortality experience has been extremely good over the past several years and the Company believes that its underwriting philosophy and practices are sound.

Interest on Annuity and Universal Life Deposits. Interest on deposits held by the Company for Policyholders rose 8% from $6,586,725 in the third quarter of 1995 to $7,126,829 in the third quarter of 1996. This increase was due to the $68 million in deposits made by Policyholders during the 12-month period ending September 30, 1996. At September 30, 1996, annuity deposits accruing interest were $435 million and universal life deposits accruing interest were $54 million. During the third quarter of 1996, the interest rate credited on universal life remained unchanged while the interest rate credited on annuity deposits increased by .25%. The current interest rate credited on universal life deposits is in the 6.25% to 7.00% range while the rate credited on annuity deposits is in the 5.00% to 6.00% range.

Amortization of Deferred Policy Acquisition Costs (DPAC). The amortization of deferred policy acquisition costs totaled $481,446 in the third quarter of 1995 and $684,486 in the third quarter of 1996.

Commissions. Commissions increased $130,683 to $855,927 in the third quarter of 1996. Most of this commission increase was due to an increase in renewal policy revenues of 5.4% along with an increase in the average commission rate. The average commission rate increased due to an increase in persistency for policies in their second policy year. Second year renewal commission rates are higher than third and subsequent year commission rates and increases in second year persistency will result in an increase in the average commission rate. The commission costs, which vary with and are primarily related to the production of new business, have been deferred. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

General Expenses. General expenses amount to $1,234,779 in the third quarter of 1996 compared to $1,491,922 for the same period in 1995. The majority of the decrease in general expenses was due to decreases in data processing expense. This decrease was due to lower computer usage charges and less charges for system maintenance and enhancement. General expenses include wages and salaries, Employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company are deferred as policy acquisition costs. Medical inspection and exam fees related to new business production, wages, salaries and Employee benefits of underwriting personnel, and bonuses paid to branch sales Employees for the production of life and annuity business, are all deferred. Deferred acquisition costs are amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

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

Taxes, Licenses, and Fees. Taxes, licenses and fees increased $1,023,000 to $1,536,977 in the third quarter of 1996. This increase was caused by the state life and health insurance guaranty assessments. The accrual for these assessments totaled $1,200,000 in the third quarter of 1996 and $17,000 in the third quarter of 1995. In 1995, $332,000 of the state life and health insurance guaranty assessments were paid in the first quarter and $854,000 were paid in the second quarter. The remaining decrease was caused by the repeal of the Pennsylvania tax on non-qualified annuities beginning January 1, 1996. The Pennsylvania non-qualified annuity tax increased the Company's premium taxes by $193,000 in the third quarter of 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATION (Continued)


Federal Income Tax. Federal Income Tax in the third quarter amounted to $1,678,397 compared to $3,075,792 for the same period in 1995. The Company's effective federal income tax rates in 1996 and 1995 differ primarily due to the recognition of, or limitations on, capital losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums, annuity and universal life deposits and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the nine months ended September 30, 1996 was $9,217,648, compared to $2,317,822 for the nine months ended September 30, 1995. The Company's liquidity position remains strong as invested assets grew by $43 million during the first nine months of 1996 to $612 million at September 30, 1996.

Premium from the sale of new policies combined with the premium on existing policies accounted for approximately 37.0% of total revenue in the third quarter of 1996 and 31.6% for the same period in 1995. Investment income, net of expenses, generated 56.0% of total revenue in 1996 and 46.0% in 1995.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, also generate cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $10,762,252 in the third quarter of 1996 and $14,697,756 in the third quarter of 1995.

The Company's current commitments for expenditures as of September 30, 1996, are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to stockholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations, its liquid assets and marketable securities and its line of credit with PNC Bank will enable the Company to meet any foreseeable cash requirements. At September 30, 1996, the Company's line of credit with PNC Bank totaled $10 million, none of which was outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATION (Continued)


The amount of dividends Erie Family Life, a Pennsylvania-domiciled life insurer, can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to not more than the greater of:
(a) 10 percent of its statutory surplus as regards policyholders as reported on its last annual statement, or (b) the net income of the insurer as reported on its last annual statement, not including any pro rata distributions of any class of the insurer's own securities. Accordingly, the maximum dividend pay out which may be made in 1996 without prior Pennsylvania insurance commissioner approval is $9,373,000.

The Company's 1995 year-end Risk Based Capital Analysis as reflected in its 1995 statutory annual statement shows total adjusted capital of $75,548,251 and authorized control level risk based capital of $10,608,713. These results demonstrate a strong capital position for the Company.

FINANCIAL CONDITION

RESERVE LIABILITIES

The Company's primary commitment is its obligation to meet the payment of future benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On September 30, 1996, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments because the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are also exceptionally liquid in order to meet the short and long-term commitments to our Policyholders. At September 30, 1996, the Company's investment portfolio of cash and money market investments, investment grade bonds, common stocks, and preferred stocks, all of which are extremely marketable, totaled $604 million or 86% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management such as those contained in "Note C to the Financial Statements," the "Revenue Benefits and Expenses - Death Benefits," the "Liquidity and Capital Resources" and the "Investments" sections hereof, and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, catastrophic events, better (or worse) morbidity rates, fluctuations of securities markets, and technological difficulties and advancements.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ending September 30, 1996.









                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Erie Family Life Insurance Company
                                                (Registrant)

Date        November 7, 1996               /s/ Stephen A. Milne
                                     (Stephen A. Milne, President & CEO)

                                         /s/ Thomas M. Sider
                          (Thomas M. Sider, Executive Vice President & CFO)