Form 10-K
period 1996-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 1997-03-21
CIK 33416

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                     [NO FEE REQUIRED]

 For the fiscal year ended December 31, 1996

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

                    Common Stock, $0.40 par value
                         (Tile of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1996 (the "Annual Report") are incorporated by reference into Parts II and IV of this Form 10-K Report.

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

                                                           PART I


ITEM 1.  BUSINESS

       Erie Family Life Insurance Company (hereinafter referred to as "The Company", the "Registrant" or "Erie Family Life") was incorporated in the Commonwealth of Pennsylvania on May 23, 1967 and commenced business on September 1, 1967. The Company is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life. Erie Family Life also sells individual and group annuities. Erie Family Life is owned 21.6 % by Erie Indemnity Company and 52.2% by Erie Insurance Exchange. The remaining stock is held by the public, predominantly agents and employees of the Erie Insurance Group.

       Erie Indemnity Company is a Pennsylvania business corporation formed in 1925 to be the attorney-in-fact for Erie Insurance Exchange, a Pennsylvania-domiciled reciprocal insurance exchange. The Erie Indemnity Company's principal business activity consists of management of the Exchange. The Erie Indemnity Company also is engaged in the property/casualty insurance business through its wholly owned subsidiaries, Erie Insurance Company (Erie Insurance Co.), Erie Insurance Company of New York (Erie NY) and Erie Insurance Property & Casualty Company (Erie P&C) and through its management of Flagship City Insurance Company (Flagship), a subsidiary of the Erie Insurance Exchange. Together with the Erie Insurance Exchange, the Erie Indemnity Company and its subsidiaries and affiliates, including Erie Family Life, operate collectively under the name "Erie Insurance Group."

Products

       The Company's portfolio of life insurance includes the usual forms of permanent life, endowment and term policies, including whole life, family income, mortgage and decreasing term, group, and universal life insurance. In terms of face value, new life business issued in 1996 had a ratio of 4:1 of term insurance to whole life insurance coverage.

       Life insurance premiums and annuity deposits have been the primary sources of cash inflows for the Company.


                                                  Classes of Life Insurance
                                                  Percentage of Total Sales


                                            For the year ended December 31,


       Class                                         1996          1995         1994          1993          1992
       -----                                         ----          ----         ----          ----          ----

       Ordinary Life (including Total
       and Permanent Disability and
       Additional Accidental Death)                   93.3%         91.8%         92.1%        92.3%         91.9%
       Group                                             6.7         8.2           7.9          7.7           8.1
                                                     -------       -----        ------        -----         -----
                                                      100.0%       100.0%        100.0%       100.0%        100.0%

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

       Structured settlement annuities sold to affiliate companies represented $13,504,953 in annuity deposits in 1996, $22,018,313 in 1995 and
       $11,431,965 in 1994. Also included in the annuity deposits are annuity contracts purchased by the Erie Insurance Group Retirement Plan for Employees. These annuity contracts purchased totaled $4,894,042 in 1996, $6,024,125 in 1995 and $8,880,714 in 1994.

       Classes of Deposits
          Total Deposits

                                         For the year ended December 31,

       Class                                       1996            1995           1994             1993            1992
       -----                                       ----            ----           ----             ----            ----

       Universal Life Deposit                   $   9,465,576   $   8,490,667  $     7,482,156  $    6,130,390  $    5,543,162
       Annuity Deposit                             58,250,822      66,051,230       62,048,541      50,550,323      53,526,178
                                                -------------   -------------  ---------------  --------------  --------------
                                                $  67,716,398   $  74,541,897  $    69,530,697  $   56,680,713  $   59,069,340

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

Competition

       The Company operates in a highly competitive industry which consists of numerous stock and mutual life insurance companies. A large number of established insurance companies compete in states in which the Company transacts business and many of these companies offer more diversified lines of insurance coverage and have substantially greater financial resources than does the Company. Competition is based primarily on price, product features, availability of insurance products and the financial strength of the Company.

Insurance Regulation

       The Company is subject to supervision and regulation by the insurance departments of the states in which it does business. Although the extent of the regulation varies from state to state, generally the supervisory agencies are vested with broad administrative powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, licensing of agents, approval of policy forms, deposits of security for the benefits of policy owners and investments and maintenance of specified reserves and capital, all designed primarily for the protection of policy owners. In accordance with the rules of the National Association of Insurance Commissioners, the Company is examined periodically by one or more of the state supervisory agencies. The latest such examination of the Company was conducted by the Pennsylvania and Ohio Insurance Departments and covered the four years ended December 31, 1995.

       The Commonwealth of Pennsylvania has adopted the minimum risk-based capital requirements on domestic insurance companies that were developed by the National Association of Insurance Commissioners (NAIC). The formulas for determining the amount of risk-based capital specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. These formulas determine a ratio of the company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The NAIC levels and ratios are as follows:

                                           Ratio of Total Adjusted Capital to
 NAIC Required                             Authorized Control Level Risk-Based
 Regulatory Event                              Capital (Less Than or Equal to)

 Company action level                        2 (or 2.5 with negative trends)
 Regulatory action level                     1.5
 Authorized control level                    1
 Mandatory control level                      .7

       Erie Family Life has regulatory total adjusted capital of $84 million and $76 million at December 31, 1996, and 1995, respectively, and a ratio of total adjusted capital to authorized control level risk-based capital of
       7.1 at both December 31, 1996 and 1995. The Company's ratios significantly exceed the minimum NAIC risk-based capital requirements.

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

1967 - 1975          All Life           4% graded to 3 1/2%            1955-60 Basic                 Modified
                                                                       Select Plus Ultimate          Linton B

1976 - 1980          All Life           6% graded to 4%                1955-60 Basic                 Linton B
                                                                       Select Plus Ultimate

1981 - 1988          Permanent          7 1/4% graded to 6%            85% of 1965-70                150% of
                     Life                                              Select and Ultimate           Linton A

1981 - 1988          Other              7 1/4% graded to 6%            85% or 90% of                 Pricing
                     Life                                              1965-70 Select and            Assumptions
                                                                       Ultimate

1988 - 1996          All Life           7% graded to 6%                Multiple of 1965-70           Pricing
                     and Annual                                        Select and Ultimate           Assumptions
                     Renewable
                     Term

1987 - 1996          Universal          7 1/2% graded to 6%            85% or 90% of                 Pricing
                     Life                                              1965-70 Select and            Assumptions
                                                                       Ultimate

Investments

       In accordance with standard insurance practice, the Registrant invests its funds principally in corporate bonds and preferred and common stocks. In 1996, the Company's real estate held for investment purposes constituted 0.2% of the Company's total assets while mortgage loans accounted for 1.2% and other invested assets accounted for 0.9%. The real estate owned by the Company is leased to an affiliate, Erie Indemnity Company (Indemnity), for rentals of $423,120 per year through December 31, 2000. In addition, the Company makes policy loans to its Policyholders, and at December 31, 1996, such policy loans constituted 0.6% of the Registrant's total assets. Annual increases in the number and dollar amount of policy loans, generally, will vary with changes in short-term rates of interest. When short-term rates are high, policy loans are also expected to increase.

       Subject to certain laws that prescribe the nature, quality and percentage of the various types of investments which may be made by insurance companies, the Company manages its investments to meet diversification, yield and liquidity objectives.

Employees

       Services of seventy-nine full-time Employees are provided through an affiliate, Erie Indemnity Company. All employees are salaried and ten are officers. These Employee expenses along with other operating expenses are paid by the Erie Indemnity Company and reimbursed on a monthly basis. None of the Employees are covered by collective bargaining agreements and the Company believes its Employee relations are good.

Other Data

                    The Company's Lapse Rate for 1996 was 8.2%.

                    Reinsurance Profitability - Not Applicable.

                    New Types of Insurance - Not Applicable.

                    Total Insurance In Force for the last five years Net of Reinsurance was:

                                1996 - $9,646,962,000
                                1995 - $8,370,940,000
                                1994 - $7,481,537,000
                                1993 - $6,428,223,000
                                1992 - $5,545,197,000

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

There were no matters submitted for a vote to shareholders during the fourth quarter of 1996.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

       Currently there is no market on which the Registrant's stock is traded. The Company had 1,146 recordholders of Common Stock at December 31, 1996.

Date Dividends Declared      Date Dividends Paid       Dividends per Share*

   March 2, 1995                April 1, 1995                 .113
   April 25, 1995               July 3, 1995                  .113
   June 22, 1995                October 2, 1995               .113
   September 21, 1995           January 2, 1996               .113
   February 29, 1996            April 1, 1996                 .125
   May 1, 1996                  July 1, 1996                  .125
   June 17, 1996                October 1, 1996               .125
   September 17, 1996           January 2, 1997               .125

*Adjusted to reflect a three-for-one stock split which was effective May 2, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

The information contained in "Selected Financial Data" on Page 10 of the Company's 1996 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The information set forth on pages 11 through 18 of the Company's 1996 Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 1996 Financial Statements and the Registrant's independent auditor's report on pages 20 through 28 of the Company's 1996 Annual Report are incorporated herein by reference, as is the unaudited information set forth in the Notes to the Financial Statements under the caption "Unaudited Quarterly Summary of Operations" on page 28.


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                            Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 12/31/96                                Held During the Last Five Years

Peter B. Bartlett 3                       Partner, Brown Brothers Harriman & Co. Since 1974; Director, the Company,
      62                                  Kennametal, Inc., Finmar Reinsurance Corporation until March 1995 and The
                                          Swedish American Chamber of Commerce, Inc.

Samuel P. Black, Jr. 1                    Director since 1967.  Chairman of the Board, Samuel P. Black & Associates, Inc.--
       94                                 insurance agency; Director--Erie Insurance Company, Flagship City Insurance
                                          Company,  Erie  Insurance  Property  & Casualty  Company  and Erie  Indemnity
                                          Company,   Attorney-in-Fact  for  Erie Insurance Exchange.

J. Ralph Borneman, Jr.                    Director since 1992.  President and Chief Executive Officer of Body-Borneman
       58                                 Associates Inc., insurance agency.  President Body-Borneman, Ltd. and Body-
                                          Borneman,  Inc.,  insurance  agencies. Director--Erie Insurance Company, Erie
                                          Indemnity  Company,   Attorney-in-Fact for  Erie  Insurance  Exchange,   Erie
                                          Insurance  Company  of  New  York  and National Penn Bankshares.

John J. Brinling, Jr.                     Executive Vice President of the Company since December 1990.  Division Officer
       49                                 1984-present.

Robert H. Dreyer                          Senior Vice President of the Company since 1990.  Chief Actuary 1983-Present.
       59

Philip A. Garcia                          Senior Vice President and Controller and Division Officer since October 1993.  Vice
       40                                 President and Manager of the Life Accounting Department of the Company prior to
                                          1993.

Patricia A. Goldman 2                     Retired; Senior Vice President for Communications, USAir, Inc. from 1988 to
       54                                 1994; Director, the Company and Crown Central Petroleum Corporation.

Susan Hirt Hagen 1,*                      Director since 1980.  Managing Partner, Hagen, Herr & Peppin, Group Relations
       61                                 Consultants since 1990; Associate, Center for Practice of Conflict Management
                                          1972-1990;   Director--Erie  Insurance Company  and Erie  Indemnity  Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange,  since 1980; Director,  Erie
                                          Insurance Property & Casualty Company, Erie  Insurance  Company  of New York,
                                          and Flagship  City  Insurance  Company since 1995.



1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Investment Committee
* F. William Hirt is the brother of Susan Hirt Hagen and the brother-in-law of Thomas B. Hagen. Susan Hirt Hagen is the wife of Thomas B. Hagen.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                            Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 12/31/96                                Held During the Last Five Years

Thomas B. Hagen*                          Director since 1980.  Former Secretary of Community and Economic Developement of the
      61                                  Commonwealth of Pennsylvania January 1995 to March 1997; Chairman, Hagen & Company,
                                          business consultants from 1994 to January 1995, Special  Consultant to the Chairman of
                                          the   Board  of  the  Erie   Indemnity Company, Attorney-in-Fact for the Erie
                                          Insurance Exchange from September 1993 to January 1995; Chairman of the Board and  Chief  Executive  Officer  of the Erie Indemnity Company,
                                          Attorney-in-Fact    for    the    Erie Insurance  Exchange,  Erie Family Life
                                          Insurance  Company and Erie  Insurance Company  from  November  1990,  and of
                                          Flagship  City  Insurance  Company and Erie  Insurance  Property  &  Casualty
                                          Company,    since   1992   and   1993, respectively,   to   September   1993;
                                          President   of  the   Erie   Indemnity Company, Attorney-in-Fact for the Erie
                                          Insurance  Exchange and Erie Insurance Company and Executive  Vice  President
                                          of Erie Family Life Insurance  Company from 1982 to November 1990;  Director,
                                          the    Erie     Indemnity     Company, Attorney-in-Fact    for    the    Erie
                                          Insurance  Exchange and Erie Insurance Company,   General  Public   Utilities
                                          Corporation   1988-1995.   Erie  Small Business Investment Company 1985-1995.

F. William Hirt 1C,*                      Chairman of the Board.  Director since 1967.  Chairman of the Board of the Erie
       71                                 Insurance Company, Erie Indemnity Company, Attorney-in-Fact for Erie
                                          Insurance  Exchange,   Erie  Insurance Property   &  Casualty   Company   and
                                          Flagship City Insurance  Company since September 1993;  Chairman of the Board of Erie Insurance  Company of New York since  April  1994.  Chairman  of  the
                                          Executive Committee of the Company and the    Erie     Indemnity     Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange since November 1990;  Interim
                                          President and Chief Executive  Officer of   the   Company,   Erie   Indemnity
                                          Company,   Attorney-in-Fact  for  Erie Insurance  Exchange,   Erie  Insurance
                                          Company,  Erie  Insurance  Property  & Casualty   Company,    Flagship   City
                                          Insurance  Company and Erie  Insurance Company  of New York from  January  1,
                                          1996 to February 12, 1996; Chairman of the Board, Chief Executive Officer and
                                          Chairman of the Executive Committee of the Company,  Erie Indemnity  Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange  and Erie  Insurance  Company
                                          for  more   than  five   years   prior thereto;    Director--Erie   Insurance
                                          Company,   Flagship   City   Insurance Company,   Erie   Indemnity   Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange,  Erie  Insurance  Property &
                                          Casualty   Company,   Erie   Insurance Company   of  New  York  and   Integra
                                          Financial Corporation.

Dr. Irvin H. Kochel 2                     Director since 1970.  Retired Assistant Vice President Emeritus, The
       73                                 Pennsylvania State University; Director--Erie Insurance Company and Erie
                                          Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange.

1 Member of Executive Committee
2 Member of Audit Committee
C Committee Chairman
* F. William Hirt is the brother of Susan Hirt Hagen and the brother-in-law of Thomas B. Hagen. Susan Hirt Hagen is the wife of Thomas B. Hagen.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                            Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 12/31/96                                Held During the Last Five Years

Edmund J. Mehl 1,2C                       Director since 1969.  Retired Chairman and Chief Executive Officer, Dispatch
       73                                 Printing, Inc.; Director--Erie Insurance Company, Erie Indemnity Company,
                                          Attorney-in-Fact for Erie Insurance Exchange, Flagship City Insurance
                                          Company, Erie Insurance Property & Casualty Company and Erie Insurance
                                          Company of New York.

Stephen A. Milne 1,3                      President, Chief Executive Officer and Director since February 12, 1996.
       48                                 President and Chief Executive Officer of the Erie Insurance Company and Erie
                                          Indemnity  Company,   Attorney-in-Fact for  Erie  Insurance   Exchange  since
                                          February 12, 1996. President and Chief Executive  Officer  of  Flagship  City
                                          Insurance   Company,   Erie  Insurance Property & Casualty  Company  and Erie
                                          Insurance  Company  of New York  since March   11,   1996;   Executive   Vice
                                          President   of  the   Erie   Insurance Company,   Erie   Indemnity   Company,
                                          Attorney-in-  Fact for Erie  Insurance Exchange,   Flagship  City   Insurance
                                          Company,  Erie  Insurance  Property  & Casualty  Company  and Erie  Insurance
                                          Company  of  New  York   1994-February 1996.     Owner,      Bennett-Damascus
                                          Insurance  Agency March  1991-December 31, 1993; Senior Vice President-Agency
                                          Division    Erie    Insurance    Group 1988-1991.   Director--Erie  Insurance
                                          Company,   Erie   Indemnity   Company, Attorney-in-Fact  for  Erie  Insurance
                                          Exchange and Erie Insurance Company of New  York,   Flagship  City  Insurance
                                          Company and Erie Insurance  Property & Casualty Company.

John M. Petersen 1,3                      Director since 1980.  Retired; President and Chief Executive Officer of the Erie
       68                                 Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange, Erie Family
                                          Life Insurance Company, Erie Insurance Company,   Flagship   City   Insurance
                                          Company and Erie Insurance  Property & Casualty Company from 1993 to 1995 and
                                          Erie  Insurance  Company  of New  York from 1994-1995;  President,  Treasurer
                                          and  Chief  Financial  Officer  of the Erie        Indemnity         Company,
                                          Attorney-in-Fact    for    the    Erie Insurance  Exchange,   Erie  Insurance
                                          Company and Erie Family Life Insurance Company  from  November  1990,  and of
                                          Flagship  City  Insurance  Company and Erie  Insurance  Property  &  Casualty
                                          Company    since    1992   and   1993, respectively,   to   September   1993;
                                          President,    Treasurer    and   Chief Financial  officer of Erie Family Life
                                          Insurance  Company and Executive  Vice President,    Treasurer    and   Chief
                                          Financial    Officer   of   the   Erie Indemnity  Company,  Attorney- in-Fact
                                          for the Erie  Insurance  Exchange  and Erie  Insurance  Company for more than five years  prior  thereto;  Director, the Erie Insurance  Company,  Flagship
                                          City Insurance Company, Erie Indemnity Company,   Attorney-in-Fact  for  Erie
                                          Insurance  Exchange,   Erie  Insurance Property  &  Casualty  Company,   Erie
                                          Insurance  Company  of New  York,  and Spectrum Control, Inc.

1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Investment Committee
C Committee Chairman

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                            Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 12/31/96                                Held During the Last Five Years
Seth E. Schofield                         Director since 1991.  Retired; Chairman of the Board and Chief Executive
       57                                 Officer, USAir, Inc. from 1992 to January 1996; President and Chief Executive
                                          Officer, USAir, Inc. from June 1991 to July   1992;   President   and   Chief
                                          Operating  Officer,  USAir,  Inc. from June 1990 to June 1991; Executive Vice
                                          President,  USAir,  Inc.  from 1989 to June 1990; Chairman of the Board and a
                                          Director,  Greater  Pittsburgh Chamber of Commerce;  Director,  USAir,  Inc.,
                                          the    Erie     Indemnity     Company, Attorney-in-Fact  for  Erie  Insurance
                                          Exchange,  Erie Insurance Company, PNC Bank,  N.A., USX  Corporation,  Calgon
                                          Carbon  Corporation,  and a member  of the Desai Capital Management  Advisory
                                          Board.

Thomas M. Sider                           Executive Vice President and Chief Financial Officer of the Company since
       47                                 October 1993.  Executive Vice President and Chief Financial Officer of the Erie
                                          Insurance Company, Erie Indemnity Company, Attorney-in-Fact for Erie
                                          Insurance Exchange, Flagship City Insurance Company, Erie Insurance Company
                                          of New York, and Erie Insurance Property & Casualty Company.  Treasurer of
                                          the E.I. Holding Corp. and E.I. Service Corp.  Director--Flagship City Insurance
                                          Company, Erie Insurance Property & Casualty Company, E.I. Holding Corp.,
                                          Erie Insurance Company of New York and E.I. Service Corp.

Jan R. Van Gorder 1                       Senior Executive Vice President, Secretary and General Counsel since 1990.
       49                                 Director since September 1990.  Senior Executive Vice President, Secretary and
                                          General  Counsel of the Erie Insurance Company,   Erie   Indemnity   Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange  since 1990,  and of Flagship
                                          City   Insurance   Company   and  Erie Insurance  Property & Casualty Company
                                          since 1992 and 1993,  respectively and of Erie Insurance  Company of New York
                                          since   April   1994;    Senior   Vice President,   Secretary   and   General
                                          Counsel of the Company, Erie Insurance Company  and Erie  Indemnity  Company,
                                          Attorney-in-  Fact for Erie  Insurance Exchange  for  more  than  five  years
                                          prior     thereto;      Director--Erie Insurance   Company,   Flagship   City
                                          Insurance   Company,   Erie  Insurance Property  &  Casualty  Company,   Erie
                                          Insurance Company of New York and Erie Indemnity  Company,   Attorney-in-Fact
                                          for Erie Insurance Exchange.

Harry H. Weil 2,3C                        Director since April 25, 1995.  Senior Partner, Reed, Smith, Shaw & McClay,
       63                                 Attorneys, since 1980, Partner 1969 to 1980, Associate 1964 to 1969; Director--
                                          Erie        Indemnity         Company, Attorney-in-Fact  for  Erie  Insurance
                                          Exchange,   Erie  Insurance   Company, Calgon    Carbon    Corporation    and
                                          Pittsburgh Tube Company.

Douglas F. Ziegler                        Senior Vice President, Treasurer and Chief Investment Officer of the Company
       46                                 since October 1993.  Senior Vice President, Treasurer and Chief Investment
                                          Officer of the Erie Insurance Company, Erie Indemnity Company, Attorney-in-
                                          Fact for Erie Insurance Exchange, Flagship City Insurance Company and Erie
                                          Insurance Property & Casualty Company.

1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Investment Committee
C Committee Chairman

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

                The following table sets forth the compensation paid by the Company during each of the three fiscal years ended December 31, 1994, 1995, and 1996, to the chief executive officer of the Company and the four other most highly compensated executive officers of the Company during 1996 for services rendered in all capacities to the Company, EFL, Erie Insurance Exchange (the "Exchange") and their subsidiaries and affiliates.

                                         Annual Compensation

Name and                                        Other Annual      All Other
Principal Position    Year   Salary     Bonus   Compensation    Compensation (1)
--------------------------------------------------------------------------------

F. William Hirt       1996   $      0  $ 11,220   $      0         $       0
Chief Executive
Officer(2)
01/01/96-02/11/96

Stephen A. Milne     1996    $467,305  $ 39,351   $  1,014         $  26,020
Chief Executive      1995     245,611    26,623        927            39,993
Officer (3)          1994     189,512    34,943        965             4,433
02/12/96-12/31/96

Jan R. Van Gorder    1996    $312,555  $ 25,433   $  1,014         $  26,431
Executive Vice       1995     296,095    26,725      1,029            29,625
President, Secretary 1994     278,442    25,590      1,029            14,834
& General Counsel

Thomas M. Sider      1996    $267,295  $ 26,844   $  1,014         $  24,231
Executive Vice       1995     231,901    26,696        941            22,410
President & Chief    1994     190,049    22,571        941            21,109
Financial Officer

John J. Brinling,    1996    $202,126  $ 34,652   $    946         $  24,098
Jr., Executive       1995     184,104    20,853        877            28,837
Vice President of    1994     176,365    19,527        877            22,682
EFL

Alvin L. Irwin       1996    $175,868  $ 19,436   $  6,060         $ 633,680
Senior Vice          1995     171,273    17,978      6,325             3,192
President (4)        1994     167,072    16,360      3,665             3,010

(1) Amounts shown include matching contributions made by the Company pursuant to the Company's Employee Savings Plan and premiums paid by the Company on behalf oft the named individuals on the Split Dollar Plan insurance policies. For the year 1996, contributions made to the Employee Savings Plans amounted to $-0-, $11,729, $8,869, $8,024, $6,026 and $4,278 on
       behalf of Messrs. Hirt, Milne, VanGorder, Sider, Brinling, and Irwin, respectively. For the year 1995, contributions to the Employee Savings Plan amounted to $-0-, $5,424, $6, 849, $6,143, $4,910, and $3,192 on
       behalf of Messrs. Hirt, Milne, VanGorder, Sider, Brinling, and Irwin. For the year 1994, contributions made to the Employee Savings Plan amounted to $-0-. $4,433, $6,190, $4,788. $4,478 and $3,010 on behalf of Messrs.
       Hirt, Milne, VanGorder, Sider, Brinling, and Irwin, respectively. Premiums paid during 1996 for Split Dollar Life insurance policies for Messrs. Hirt, Milne, VanGorder, Sider, Brinling, and Irwin, respectively, are as follows: $-0-, $14,291, $17,742, $16,207, $18,072, and $-0-.
       Premiums paid during 1995 for Split Dollar Life insurance policies for Messrs. Hirt, Milne, VanGorder, Sider, Brinling, and Irwin, respectively, are as follows: $-0-, $28,786, $17,420, $16,267, $18,144, and $-0-.
       Premiums paid during 1994 for Split Dollar Life insurance policies for Messrs. Hirt, Milne, VanGorder, Sider, Brinling, and Irwin are as follows: $-0-, $-0-, $8,644, $16,321, $18,204, and $-0-. The Company is
       entitled to recover the premiums from any proceeds paid on such Split Dollar Life insurance policies and has retained a collateral interest in each policy to the extent of the premiums paid with respect to such policies. The total benefit accruing to Mr. Irwin under the Supplemental Employee Retirement Plan of the Company amounted to $629,402 and is reported on the table in 1996.

(2) Mr. Hirt served as Chief Executive Officer of the Company for the period January 1, 1996 thru February 11, 1996.

(3) Mr. Milne became President and Chief Executive Officer of the Company and a Company Director on February 12, 1996.

(4)    Mr. Irwin retired effective December 31, 1996 after 30 years of service.

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

                Under the pension plan, credited years of service is capped at 30 years. Credited years of service for each of the individuals named in the Summary Compensation Table is as follows: F. William Hirt - 30 years,
Stephen A. Milne - 19 years, Jan R. Van Gorder - 16 years, Thomas M. Sider - 26 years, John J. Brinling, Jr. - 29 years and Alvin Irwin - 30 years.

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

Director Compensation

                Effective January 1, 1995, the annual retainer for directors of all members of the Group, including the registrant, increased to $15,000, plus $1,200 for each meeting attended and $800 for each committee meeting attended (unless the committee meeting is held the same day as a Board of Directors meeting, for which committee meeting $500 will be paid) plus an additional $2,000 per year for each committee chairperson. In addition, all directors are reimbursed for their expenses incurred in attending meetings. Officers of the Company who serve as directors are not compensated separately for attendance at meetings of the Board of Directors and its committees. Director Petersen also is compensated pursuant to a consulting arrangement as disclosed in Item 13.

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

Compensation Committee Interlocks and Insider Participation

          The Executive Compensation Committee (the "Committee") of the Company presently consists of Peter B. Bartlett, Chairman, J. Ralph Borneman, Jr., Seth
E. Schofield and Harry H. Weil. No member of the Committee is a former or current officer or employee of the Company or any of its affiliates. Furthermore, no executive officer of the Company serves as a member of a compensation committee of another entity one of whose executive officers serves on the Committee of the Company or as a director of the Company, nor does any executive officer of the Company serve as a director of another entity, one of whose executive officers serves on the Committee of the Company. Mr. Borneman is the President and a principal shareholder of Body- Borneman Associates, Inc., Body-Borneman, Inc. and Body-Borneman, Ltd., all of which are independent insurance agencies representing a number of insurers, including the Company and its insurance affiliates.

Report of the Executive Compensation Committee of the Company

          The Committee is charged with the duty of recommending to the Board of Directors the compensation of the three highest paid officers of the Company and such other officers as are determined by the Board of Directors, recommending to the Board of Directors all forms of bonus compensation including incentive programs that would be appropriate for the Company and to undertake such other responsibilities as may be delegated to it by the Board of Directors. The Board has authorized the Compensation Committee to consider the compensation of the four highest paid officers, including the CEO. The Committee is composed of four directors who are not officers or employees of the Company, the Exchange or EFL or any of their affiliates or subsidiaries. The purpose of the Committee is to determine the level and composition of compensation that is sufficient to attract and retain top quality executives for the Company.

          Compensation Philosophy: The objectives of the executive compensation practices are to (1) attract, reward and retain key executive talent and (2) to motivate executive officers to perform to the best of their abilities and to achieve short-term and long-term corporate objectives that will contribute to the overall goal of enhancing stockholder and policyholder value. To that end, compensation comparisons will be made to benchmark positions at other insurers in terms of compensation levels and composition of the total compensation mix.

          Under federal tax laws, the Company is not allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any fiscal year. No officer of the Company has received compensation in excess of $1 million in any fiscal year to date. The Compensation Committee may consider adopting policies with respect to this limitation on deductibility when appropriate.

          The Committee reviewed the salary ranges and base salaries of the four highest paid executives including the chief executive officer in 1996. The Committee has position descriptions for the four highest paid executives of the Company, including the chief executive officer, which define the responsibilities and duties of each position. The position descriptions also delineate the functional areas of accountability and the qualifications and skills required to perform such responsibilities and duties. The Committee then reviews the salary ranges for the chief executive officer and the other three highest paid senior executives, comparing the ranges to third party data compiled for similar positions with other property and casualty insurers. In reviewing the salary ranges for the four highest paid executives, including the chief executive officer, the Committee references Sibson's Management Compensation Survey published annually by Sibson & Company, Inc., which summarizes compensation data for more than 100 insurance companies. The data is reported by position and by company asset size and by premium volume. The unique aspects of each position, its duties and responsibilities, the effect on the performance of the Company, the number of employees supervised directly and other criteria are also considered in setting the base salaries. The Committee also secured the services of Towers Perrin, a nationally recognized consulting firm with specific expertise in the insurance industry, to do a detailed analysis of competitive compensation levels and make recommendations. In addition, Towers Perrin made specific recommendations to the Committee regarding the compensation for Mr. Milne as he assumed the responsibilities of chief executive officer.

          The level of compensation for each executive reflects his or her skills, experience and job performance. Normally, base salary will not be less than the minimum for the salary range established for each position. Executives with a broader range of skills, experience and consistently high performance with the Company may receive compensation above the midpoint for the established salary range.

          A promotional salary increase may also be added to the executive's compensation when the executive assumes new responsibilities or has increased accountability for results. Significant changes in duties and responsibilities may also result in a higher salary range.

          Compensation for the chief executive officer consists primarily of salary and bonus and minor perquisites which amount to less than 10% of the chief executive officer's salary and bonus. No long-term incentive plans (which provide incentives for performance occurring over longer periods of time) are currently utilized in determining the compensation of the chief executive officer, although external data indicates its prevalence among competitor companies. Stock options, stock appreciation rights and restricted stock are not currently part of the executive compensation package for any executives of the Company.

          Performance factors applicable to the Company, such as property and casualty insurance loss ratios, investment portfolio returns, overall company profitability, as well as other factors are considered indirectly in evaluating the chief executive officer's performance.

          Compensation of the next three most highly compensated individuals is determined by the Committee and is based upon the factors and processes enumerated, i.e., a determination of a salary range based upon market data and evaluation of the executive with respect to the executive's job description and his or her position within the salary range.

          Compensation of the next highest paid executives (other than the four highest paid executives) is based upon the Company's established standard compensation policies and is not determined by the Committee. As with the chief executive officer and the next three most highly compensated executive officers, no long-term incentive plans are maintained for this executive.


                        ERIE INDEMNITY COMPANY
                        EXECUTIVE COMPENSATION COMMITTEE

                           Peter B. Bartlett, Chairman
                           J. Ralph Borneman, Jr.
                           Seth E. Schofield
                           Harry H. Weil

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of 2/28/97

(a)
    Name & Address                      Shares
       of Beneficial                 Beneficially                  Percent of
           Owner                        Owned                         Class

  Erie Indemnity Company            2,043,900(1)                    21.6%(1)
  100 Erie Insurance Place              Direct
  Erie, PA  16530

  Erie Insurance Exchange           4,932,900(1)                    52.2%(1)
  100 Erie Insurance Place              Direct
  Erie, PA


(b)  Shares beneficially owned directly or indirectly by all Directors and
     Officers:

    Name & Address                        Shares
      of Beneficial                    Beneficially                Percent of
          Owner                           Owned                      Class


  Peter B. Bartlett                               0                    NA
  65 Egbert Street
  Bay Head, NJ 08742

  Samuel P. Black, Jr.                       68,118                   .72%
  400 French St., Suite 100
  Erie, PA  16507

  J. Ralph Borneman                           1,536                   .02%
  Box 552
  17 East Philadelphia Ave.
  Boyertown, PA  19512

  Patricia A. Goldman                             0                    NA
  3026 1/2 Q Street, NW
  Washington, DC 20007

  Susan Hirt Hagen                              300                    --
  5727 Grubb Rd.
  Erie, PA  16506

  Thomas B. Hagen                           154,482                  1.63%
  5727 Grubb Rd.
  Erie, PA  16506

  F. William Hirt                           167,034                  1.77%
  3270 Kingston Court S.
  Erie, PA  16506

(b) Shares beneficially owned directly or indirectly by all Directors and
    Officers:

  Name & Address                          Shares
     of Beneficial                     Beneficially                Percent of
           Owner                         Owned                       Class

  Dr. Irvin H. Kochel                         6,249                   .07%
  4737 Reese Road
  Erie, PA  16510

  Edmund J. Mehl                             12,150                   .13%
  504 Frontier Dr.
  Erie, PA  16505

  Stephen A. Milne                                0                    NA
  100 Culbertson Drive
  Lake City, PA 16423

  John M. Petersen                           89,141                   .94%
  124 Voyageur Dr.
  Erie, PA  16505

  Seth E. Schofield                               0                    NA
  9500 South Ocean Drive #1601
  Jensen Beach, FL 34957

  Jan R. Van Gorder                              75                    --
  6796 Manchester Beach Road
  Fairview, PA  16415

  Harry H. Weil                                   0                    NA
  7 Foxwood Drive
  Pittsburgh, PA   15238

  John J. Brinling, Jr.                       1,260                   .01%
  1522 Sumner Drive
  Erie, PA  16505

  Robert H. Dreyer                              600                   .01%
  465 Hawthorne Trace
  Fairview, PA  16415

  Philip Alan Garcia                          1,275                   .01%
  786 Stockbridge Drive
  Erie, PA  16505

  Thomas M. Sider                               285                    --
  11810 Old Lake Road
  North East, PA  16428

  Douglas F. Ziegler                            270                    --
  378 Ridgeview Drive
  Erie, PA  16505

  Officers and directors
  as a group (19 persons)                   502,775(2)               5.32%(2)

     (1) Erie Insurance Exchange (the "Exchange") is a reciprocal insurance exchange controlled by its subscribers, each of whom has designated Erie Indemnity Company as such subscriber's attorney-in-fact for certain purposes, including Indemnity's holding of Common Stock of the Company. 76.2% of the outstanding voting stock of Erie Indemnity Company is owned beneficially by a trust established by H. O. Hirt, the father of F. William Hirt and Susan H. Hagen and the father-in-law of Thomas B. Hagen. Mr. Hirt and Mrs. Hagen are beneficiaries of the trust and are co-trustees with Mellon Bank, N.A. An additional 12.7% of the Erie Indemnity Company voting stock is beneficially owned by Samuel P. Black, Jr.

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

     The retired President and CEO and previous Chief Investment Officer of the Erie Insurance Group of Companies, and current director, John M. Petersen, entered into a consulting arrangement with Erie Indemnity Company effective January 2, 1996. Under the terms of the arrangement, Erie Indemnity Company engaged Mr. Petersen as a consultant to furnish Erie Indemnity Company and its pension trust, Erie Insurance Exchange, and Erie Family Life Insurance Company, with investment services with respect to their investments in common stocks. The amount paid Mr. Petersen pursuant to this arrangement in 1996 was $2,078,758.

                                                           PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements of the Registrant and the report of independent certified public accountants are incorporated herein by reference to pages 20 through 28 in the Registrant's annual report to shareholders for the year ended December 31, 1996.

               Independent Auditor Report
               Statements of Financial Position - December 31, 1996 and 1995 Statements of Operations for the years ended December 31, 1996, 1995 and 1994 Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994 Notes to Financial Statements

      (2) The following financial statement schedules are included in this report on FORM 10-K:

                                                                        Page

               Independent Auditors' Report on Schedules                 25

               Schedule I - Summary of Investments other than
               investments in related parties                            26

               Schedule V - Supplementary Insurance Information          27

               Schedule VI - Reinsurance                                 28

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

Date:  March 11, 1997    ERIE FAMILY LIFE INSURANCE COMPANY
                                  (Registrant)


                         Principal Officers


                        /s/ F. William Hirt
              F. William Hirt, Chairman of the Board


                        /s/ Stephan A. Milne
             Stephen A. Milne, President and C.E.O.


                         /s/ Thomas M. Sider
         Thomas M. Sider, Executive Vice President & CFO


                        /s/ Philip A. Garcia
       Philip A. Garcia, Senior Vice President & Controller


                     Board of Directors


/s/ Peter B. Bartlett                               /s/ Irvin H. Kochel
 Peter B. Bartlett                                  Dr. Irvin H. Kochel

/s/ Samuel P. Black, Jr.                            /s/ Edmund J. Mehl
 Samuel P. Black, Jr.                                Edmund J. Mehl

/s/ J. Ralph Borneman                               /s/ Stephen A. Milne
 J. Ralph Borneman                                   Stephen A. Milne

/s/ Patricia A. Goldman                             /s/ John M. Petersen
 Patricia A. Goldman                                 John M. Petersen

/s/ Susan Hirt Hagen                                /s/ Seth E. Schofield
 Susan Hirt Hagen                                    Seth E. Schofield

/s/ Thomas B. Hagen                                 /s/ Jan R. Van Gorder
 Thomas B. Hagen                                      Jan R. Van Gorder

                                                    /s/ Harry H. Weil
 F. William Hirt                                      Harry H. Weil

                         INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Erie Family Life Insurance Company

We have audited the statements of financial position of Erie Family Life Insurance Company (Company) as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, as contained in the 1996 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1996. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




     /s/ Brown Schwab Bergquist & Co.




Erie, Pennsylvania
February 18, 1997

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                                        December 31, 1996

                                                  Cost or                            Amount at which
                                                 Amortized           Market          Shown in the
                                                   Cost               Value          Balance Sheet

             Type of Investment
             Fixed Maturities
                   Available-for-Sale
               Bonds and Notes
                 U. S. Treasuries             $   6,476,927      $   6,943,977      $   6,943,977
                 Foreign Governments              2,986,046          2,970,000          2,970,000
                 Political Subdivisions           4,676,466          5,003,331          5,003,331
                 Special Revenue                 24,697,215         25,021,613         25,021,613
                 Public Utilities                90,987,333         91,538,151         91,538,151
                 Industrial and Misc.           370,740,927        374,435,097        374,435,097
                 Foreign Industrial and Misc.     7,062,274          7,547,530          7,547,530
               Redeemable Preferred Stocks
                 Banks, Trusts and
                   Insurance Companies            2,000,000          2,070,000          2,070,000
                  Total Fixed Maturities
                        Available-for-Sale    $ 509,627,188      $ 515,529,699      $ 515,529,699
             Equity Securities
               Common Stocks
                 Industrial and Misc.         $   5,500,006      $   5,985,570      $   5,985,570
               Non-Redeemable Preferred Stocks
                 Public Utilities                 4,000,000          3,940,000          3,940,000
                 U. S. Banks, Trusts and
                   Insurance Companies           78,622,165         81,682,550         81,682,550
                 Foreign Banks, Trusts and
                   Insurance Companies            3,000,000          3,180,000          3,180,000
                 Industrial and Misc.            16,440,871         17,804,025         17,804,025
                 Foreign Industrial and Misc.     3,900,000          3,960,000          3,960,000
                  Total Equity Securities     $ 111,463,042      $ 116,552,145      $ 116,552,145
             Real Estate
               Investment Property            $   1,710,329      $   1,710,329      $   1,710,329
             Policy Loans                         4,381,657          4,381,657          4,381,657
             Mortgage Loans                       8,955,760          8,955,760          8,955,760
             Other Invested Assets                6,787,226          6,787,226          6,787,226
                  Total Investments           $ 642,925,202      $ 653,916,816      $ 653,916,816

                                     26

            SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION


                                                         At December 31,
                                        Deferred       Future
                                         Policy        Policy                 Other
                                      Acquisition    Benefits &   Unearned    Policy
            Segment                      Costs        Deposits    Premium     Claims

            1996
            Ordinary Life Insurance  $ 50,586,096   109,754,695   119,145    1,612,105
            Group Life Insurance                0     1,135,755         0       91,000
            Annuities                   7,440,332   450,570,003         0            0
            Supplemental Contracts              0       839,258         0            0
                 Total               $ 58,026,428   562,299,711   119,145    1,703,105

            1995
            Ordinary Life Insurance  $ 43,893,056    93,756,432   104,951      823,618
            Group Life Insurance                0       984,149         0       73,408
            Annuities                   6,869,236   405,346,808         0            0
            Supplemental Contracts              0       872,745         0            0
                 Total               $ 50,762,292   500,960,134   104,951      897,026

            1994
            Ordinary Life Insurance  $ 38,740,281    79,503,597    98,700      723,638
            Group Life Insurance                0       653,979         0       73,847
            Annuities                   6,211,514   341,242,154         0            0
            Supplemental Contracts              0       767,457         0            0
                 Total               $ 44,951,795   422,167,187    98,700      797,485





                                                    For the Years Ended December 31,
                                                                                 Amortization
                                                        Net         Life &       of Deferred      Other
                                        Policy       Investment     Annuity      Acquisition    Operating
            Segment                   Revenues(a)      Income       Benefits        Costs        Expenses

            1996
            Ordinary Life Insurance  $29,038,797     13,165,970    17,434,872     2,456,879      7,078,531
            Group Life Insurance       2,073,494         75,877     1,040,741             0        483,232
            Annuities                      3,871     32,641,980    25,061,905       684,471      1,785,210
            Supplemental Contracts             0         65,142        47,430             0          4,280
                 Total               $31,116,162     45,948,969    43,584,948     3,141,350      9,351,253

            1995
            Ordinary Life Insurance  $25,764,413     11,329,270    14,372,964     1,813,419      7,541,883
            Group Life Insurance       1,854,910         59,239     1,035,599             0        360,556
            Annuities                    454,674     29,509,614    22,664,856       544,708      2,281,533
            Supplemental Contracts             0         64,689        53,930             0          4,101
                 Total               $28,073,997     40,962,812    38,127,349     2,358,127     10,188,073

            1994
            Ordinary Life Insurance  $22,931,783      9,651,029     8,430,107     1,700,028      6,882,372
            Group Life Insurance       1,717,589         46,571       837,533             0        330,111
            Annuities                    244,111     25,800,361    18,128,885       279,737      2,297,726
            Supplemental Contracts             0         68,288        36,737             0          2,813
                 Total               $24,893,483     35,566,249    27,433,262     1,979,765      9,513,022

(a) Net of reinsurance ceded

                                             SCHEDULE VI - REINSURANCE

                                                                                                             Percentage
                                                                 Ceded to        Assumed                     of Amount
                                                  Gross            Other        From Other       Net          Assumed
                                                  Amount         Companies      Companies      Amount          to Net

            December 31, 1996
            Life Insurance in force         $ 10,766,917,000   1,151,610,000    31,655,000  9,646,962,000        0.33%
            Premiums for the year
              Life Insurance                      32,673,673       3,634,876             0     29,038,797        -0-
              Group                                1,994,659               0        82,706      2,077,365        3.98%
                 Total Premiums             $     34,668,332       3,634,876        82,706     31,116,162        0.27%

            December 31, 1995
            Life Insurance in force         $  9,537,687,000   1,197,855,000    31,108,000  8,370,940,000        0.37%
            Premiums for the year
              Life Insurance                      29,118,897       3,354,484             0     25,764,413        -0-
              Group                                2,205,144               0       104,440      2,309,584        4.52%
                 Total Premiums             $     31,324,041       3,354,484       104,440     28,073,997        0.37%

            December 31, 1994
            Life Insurance in force         $  8,438,925,000     987,353,000    29,965,000  7,481,537,000        0.40%
            Premiums for the year
              Life Insurance                      26,117,501       3,185,718             0     22,931,783        -0-
              Group                                1,867,982               0        93,718      1,961,700        4.78%
                 Total Premiums             $     27,985,483       3,185,718        93,718     24,893,483        0.38%
