Form 10-Q
period 1997-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 1997-05-13
CIK 33416

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on May 7, 1997.

                                      INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

        Statements of Financial Position--March 31, 1997 and December 31, 1996

        Statements of Operations--Three months ended March 31, 1997 and 1996

        Statements of Cash Flows--three months ended March 31, 1997 and 1996

        Notes to Financial Statements--March 31, 1997

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders
Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

Part I.  Financial Information
                                            STATEMENTS OF FINANCIAL POSITION


                                                                         March 31,                 December 31,
ASSETS                                                                      1997                       1996
                                                                        ------------               -------------
                                                                        (Unaudited)

Investments:
      Fixed Maturities, at fair value
        (amortized cost of $517,460,314
        and $509,627,188, respectively)                              $         507,964,694        $         515,529,699
      Equity Securities, at fair value
        (cost of $114,354,692 and $111,463,042,
        respectively)                                                          119,227,509                  116,552,145
      Real Estate                                                                1,688,729                    1,710,329
      Policy Loans                                                               4,526,490                    4,381,657
      Mortgage Loans on Real Estate                                              9,671,235                    8,955,760
      Other Invested Assets                                                      6,878,474                    6,787,226
                                                                     ---------------------        ---------------------

        Total Investments                                            $         649,957,131        $         653,916,816

Cash, including short-term investments of
   $10,495,839 and $7,789,063, respectively                                     10,702,339                    6,284,102
Premiums Receivable                                                              2,857,216                    2,974,305
Reinsurance Recoverable                                                             56,882                      212,583
Other Receivables                                                                  284,990                      567,216
Accrued Investment Income                                                       11,642,051                    9,792,095
Deferred Policy Acquisition Costs                                               60,092,338                   58,026,428
Reserve Credit For Reinsurance Ceded                                             4,335,771                    4,199,907
Other Assets                                                                     2,148,863                    4,677,208
                                                                     ---------------------        ---------------------

        Total Assets                                                 $         742,077,581        $         740,650,660
                                                                     ---------------------        ---------------------


See notes to financial statements.

                        STATEMENTS OF FINANCIAL POSITION

                                                                          March 31,                   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                         1997                         1996
                                                                         ------------                 -------------
                                                                         (Unaudited)

Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                                  $          55,994,502        $          54,033,860
        Policy and Contract Claims                                               1,807,639                    1,703,105
        Annuity Deposits                                                       462,019,558                  450,570,003
        Universal Life Deposits                                                 60,133,118                   56,856,590
        Supplementary Contracts Not
          Including Life Contingencies                                             835,953                      839,258
      Other Policyholder Funds                                                   3,525,664                    5,763,271
      Current Federal Income Tax                                                 1,065,456                      686,353
      Deferred Federal Income Tax                                               10,670,624                   15,614,492
      Reinsurance Premium Due                                                      196,054                      203,198
      Accounts Payable and Accrued Liabilities                                   3,184,961                    4,519,782
      Note Payable to Affiliate                                                 15,000,000                   15,000,000
      Due to Affiliate                                                             761,870                    1,049,007
      Dividends Payable                                                          1,275,752                    1,181,252
                                                                     ---------------------        ---------------------

        Total Liabilities                                            $         616,471,151        $         608,020,171
                                                                     ---------------------        ---------------------

Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
      Authorized 15,000,000 Shares; 9,450,000
      Shares Issued And Outstanding                                  $           3,780,000        $           3,780,000
      Additional Paid-In Capital                                                   630,000                      630,000
      Net Unrealized Appreciation (Depreciation) on
        Investment Securities, net of
        Deferred Tax (Benefit) Expense of ($1,617,981)
        and $3,847,065 respectively                                             (3,004,822)                   7,144,549
      Retained Earnings                                                        124,201,252                  121,075,940
                                                                     ---------------------        ----------------------

        Net Shareholders' Equity                                     $         125,606,430        $         132,630,489
                                                                     ---------------------        ---------------------

        Total Liabilities and Shareholders'
          Equity                                                     $         742,077,581        $         740,650,660
                                                                     ---------------------        ---------------------



See notes to financial statements.

                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                Three Months Ended          Three Months Ended
                                                                   March 31, 1997              March 31, 1996
                                                               --------------------        --------------------

Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $711,207 and $697,905, respectively                         $      7,923,783             $     6,660,979
  Group                                                                  544,242                     506,523
                                                                ----------------             ---------------
Total Policy Revenues                                           $      8,468,025             $     7,167,502

Investment Income, Net of Expenses of
  $337,222 and $350,266, respectively                                 12,401,283                  11,273,287
Realized Gain on Investment                                              621,782                      10,322
Other Income                                                             140,299                     136,492
                                                                ----------------             ---------------
    Total Revenues                                              $     21,631,389             $    18,587,603
                                                                ----------------             ---------------

Benefits and Expenses:
  Death Benefits, net of reinsurance recoveries
   of $6,654and $344,663, respectively                                 2,431,425                   2,964,877
  Interest on Annuity Deposits                                         6,848,225                   6,414,959
  Interest on Universal Life Deposits                                    902,349                     741,120
  Surrender and Other Benefits                                           286,768                     282,425
  Increase in Liability for Future Life Policy Benefits,
    net of the increase in reserve credit for reinsurance
    ceded of $135,864 and $127,456, respectively                       1,824,778                     889,986
  Amortization of Deferred Policy
    Acquisition Costs                                                    804,311                     624,807
  Commissions                                                            238,470                     483,579
  General Expenses                                                     1,422,590                   1,607,656
  Taxes, Licenses and Fees                                               286,455                     353,497
                                                                ----------------             ---------------
    Total Benefits and Expenses                                 $     15,045,371             $    14,362,906
                                                                ----------------             ---------------

Income From Operations                                                 6,586,018                   4,224,697

Federal Income Tax
  Current                                                              1,663,776                   1,012,431
  Deferred                                                               521,178                     533,460
                                                                ----------------             ---------------
    Total Federal Income Tax                                           2,184,954                   1,545,891
                                                                ----------------             ---------------

Net Income                                                      $      4,401,064             $     2,678,806
                                                                ----------------             ---------------


Net Income Per Share                                            $           0.47             $          0.28
                                                                ----------------             ---------------


Dividends Declared Per Share                                    $          0.135             $         0.125
                                                                ----------------             ---------------

                      Statements of Cash Flows (Unaudited)

                                                                           Three Months Ended           Three Months Ended
                                                                               March 31, 1997               March 31, 1996
                                                                           --------------------         ------------------

Cash flows from operating activities:
Net income                                                                 $        4,401,064           $       2,678,806
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net amortization of bond and mortgage
      premium and discount                                                            318,308                      70,710
    Amortization of deferred policy acquisition
      costs                                                                           804,311                     624,807
    Real Estate Depreciation                                                           21,600                      21,600
    Deferred federal income taxes                                                     521,178                     533,460
    Realized gains on investments                                                    (621,782)                    (10,322)
    Decrease in other assets                                                        2,528,345                     594,908
    Decrease in other receivables                                                     282,226                      34,814
    Decrease in premium receivable                                                    117,089                     277,120
    (Increase) decrease in reinsurance recoverable
      and reserve credits                                                              19,837                    (279,964)
    Increase in accrued investment income                                          (1,849,956)                 (1,123,561)
    Increase in deferred policy acquisition
      costs                                                                        (2,870,221)                 (2,312,675)
    Increase in future policy benefits and claims                                   2,065,176                   1,709,351
    Decrease in other policyholder funds                                           (2,237,607)                 (1,385,610)
    Decrease in reinsurance premium due                                                (7,144)                   (186,402)
    Decrease in accounts payable and accrued
      liabilities and due to affiliate                                             (1,621,958)                 (1,014,961)
    Increase in Federal income taxes currently payable                                379,103                     249,440
                                                                           ------------------           -----------------
        Net cash provided by operating
          activities                                                                2,249,569                     481,521
                                                                           ------------------           -----------------

Cash flows from investing activities:
    Fixed Maturity Securities:
    Available-for-Sale:
      Maturities                                                           $        7,680,529           $       7,829,826
      Sales                                                                                 0                   6,955,210
      Purchases                                                                   (17,547,090)                (60,639,862)
    Equity Securities:
      Sales                                                                         6,336,822                   4,609,846
      Purchases                                                                    (6,891,650)                 (9,549,400)
    Loans made to policyholders                                                      (320,749)                   (299,911)
    Payments received on policy loans                                                 175,916                     177,741
    Purchase of other invested assets                                                (125,026)                 (2,172,889)
    Sale of other invested assets                                                      33,778                      54,096
    Principal payments received on mortgage
      loans                                                                            32,413                     949,830
    Purchase of mortgage loans                                                       (747,801)                          0
                                                                           ------------------           -----------------
        Net cash used in investing activities                                     (11,372,858)                (52,085,513)
                                                                           ------------------           -----------------

                 Statements of Cash Flows--Continued (Unaudited)

                                                                           Three Months Ended           Three Months Ended
                                                                               March 31, 1997               March 31, 1996
                                                                           --------------------         ------------------

Cash flows from financing activities:
    Increase in annuity and supplementary
      contract deposits                                                            11,446,250                  14,904,985
    Increase in Universal Life Deposits                                             3,276,528                   2,702,067
    Dividends paid to shareholders                                                 (1,181,252)                 (1,071,000)
                                                                           ------------------           -----------------
        Net cash provided by financing
          activities                                                       $       13,541,526           $      16,536,052
                                                                           ------------------           -----------------
Net increase (decrease) in cash and
   short-term cash investments                                                      4,418,237                 (35,067,940)
   Cash and short-term cash investments at
   beginning of year                                                                6,284,102                  34,847,347
                                                                           ------------------           -----------------
   Cash and short-term cash investments at
   end of quarter                                                          $       10,702,339           $        (220,593)
                                                                           ------------------           -----------------


Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
    Interest                                                               $                0           $               0
    Income taxes                                                                    1,223,896                     762,992

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to the current year's presentation.

NOTE C -- INVESTMENTS

The total invested assets of the Company consist of investments in fixed maturities, preferred stock, common stock, real estate, mortgage and policy loans and other invested assets. At March 31, 1997, 78.2% of total invested assets were invested in fixed maturities. Preferred stocks represent 16.9% or $109.7 million and common stocks represent 1.5% or $9.5 million of total invested assets at March 31, 1997, while real estate and mortgage loans make up only 1.7% of total invested assets. Mortgage loan and real estate investments have the potential for higher returns but also carry more risk, including less liquidity and greater uncertainty of rate of return. Consequently these investments have been kept to a minimum.

The Company's fixed maturities at March 31, 1997 consist of investments in bonds of $517 million. It is the Company's objective that the fixed maturity portfolio be of very high quality and well diversified within each market sector. The portfolio is conservatively managed with the goal of achieving reasonable returns while limiting exposure to risk. At March 31, 1997 the carrying value of fixed maturities was $507,964,694, or 78.2% of total invested assets. At March 31, 1997, the amortized cost, carrying/ market value, gross unrealized gains and gross unrealized losses for fixed maturities were as follows:

                           Fixed Maturities at 3-31-97

                                                                         Carrying/                Gross                Gross
                                                  Amortized                Market              Unrealized           Unrealized
                                                     Cost                  Value                   Gains               Losses

U.S. Treasuries & Agency                      $        45,666,716   $        44,965,298   $           489,215     $      1,190,633
Foreign Governments                                     2,986,500             2,889,210                     0               97,290
States & Political Subdivisions                         4,671,998             4,933,116               261,117                    0
Special Revenue                                         4,375,000             4,532,699               157,699                    0
Public Utilities                                       90,940,280            88,661,114             1,371,839            3,651,004
U.S. Industrial & Miscellaneous                       361,757,752           354,661,297             3,549,613           10,646,068
Foreign Industrial & Miscellaneous                      7,062,068             7,321,960               259,892                    0
                                              -------------------   -------------------   -------------------     ----------------
Total Fixed Maturities                        $       517,460,314   $       507,964,694   $         6,089,375     $     15,584,995


The bond investments included in the fixed maturity category consist of high-quality, marketable securities, all of which, are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $312 million of bonds characterized as of the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners
(NAIC). Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

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

At March 31, 1997,  the Company's  five largest  investments  in corporate  debt securities totaled $32,610,429, none of which individually exceeded $7.9 million. These investments had a market value of $32.0 million.

In compliance with "Accounting for Certain Investments in Debt and Equity Securities (FAS 115)," the Company has classified all of its fixed maturity portfolio as available-for-sale at March 31, 1997. Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to restructure the Company's investments in response to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in shareholders' equity.

Equity securities consist of common and preferred stocks which are carried on the balance sheet at current market value. At March 31, 1997, common and preferred stock held by the Company had a cost of $114,354,692 and a market value of $119,227,509, representing an unrealized gain of $4,872,817. As with the fixed maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector and support the investment return provided to Policyholders. The preferred stocks are of very high-quality and extremely marketable, 96.5% or $105.8 million of which are of the "highest" or "high" quality, as defined by the NAIC. The remaining $3.8 million of preferred stocks have a "medium" NAIC rating. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC.

                           Equity Securities, 3-31-97

                                                                                          Gross                   Gross
                                                                     Market             Unrealized             Unrealized
                                                Cost                  Value               Gains                   Losses

Common Stock
  Industrial & Miscellaneous              $         9,451,656   $         9,499,195     $       511,486       $       463,948
Preferred Stocks
  Public Utilities                                  4,000,000             3,920,000                   0                80,000
  U.S. Banks, Trusts &
    Insurance                                      77,562,165            81,031,585           4,109,020               639,600
  Foreign Banks, Trusts &
    Insurance                                       3,000,000             3,240,000             240,000                     0
  Industrial & Miscellaneous                       16,440,871            17,696,729           1,255,858                     0
  Foreign Industrial &
    Miscellaneous                                   3,900,000             3,840,000                   0                60,000
                                          -------------------   -------------------     ---------------       ---------------
Total Equity Securities                   $       114,354,692   $       119,227,509     $     6,116,364       $     1,243,548


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

At March 31, 1997, the Company did not own any derivatives.

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

Net income increased to $4,401,064, or $.47 per share, in the first quarter of 1997 from $2,678,806 or $.28 per share, in the first quarter of 1996, an increase of 64%. Increases in non-recurring realized capital gains, policy revenues and investment income were the primary reasons for the increase in net income. Non-recurring realized capital gains increased $611,460 to $621,782 in the first quarter of 1997. Operating results remained strong as total policy revenue grew by 18% to $8,468,025 in the current period. Investment income net of expenses grew by 10% from $11,273,287 in the first quarter of 1996 to $12,401,283 in the first quarter of 1997.

REVENUES, BENEFITS, AND EXPENSES

Policy Revenues. Total policy revenues increased 18.1% to $8,468,025 in the first quarter of 1997 from $7,167,502 in the first quarter of 1996. Included in these totals are first year life policy revenues of $1,887,123 in the first quarter of 1997 and $1,530,731 in the first quarter of 1996, an increase of 23.3%. Some of the growth in first year policy revenues was due to premium received in December 1996, but not placed until 1997, for the Erie Insurance Group agent travel incentive program, "California Dreamin".

Group policy revenues increased from $506,523 in the first quarter of 1996 to $544,242 in the first quarter of 1997.

Deposits. First year and single universal life and annuity deposits were $14,599,707 in the first quarter of 1997 and $16,196,925 in the first quarter of 1996, representing a decrease of 9.9%. Included in these amounts are structured settlement annuities sold to the Erie Insurance Group property/casualty affiliate companies which totaled $5,363,165 in the first quarter of 1997 and $4,856,312 in the first quarter of 1996.

Net Investment Income. Net investment income in the first quarter of 1997 was $12,401,283 compared to $11,273,287 in the first quarter of 1996, an increase of 10%. Fueling the growth in investment income was the Company's cash flows generated from annuity and universal life deposits and operating income.

Realized Gain on Investment. During the first quarter of 1997, the Company generated realized gains on investments of $621,782. During the first quarter of 1996, the Company had realized gains on investments of $10,322. These amounts consisted of gains from the sale of securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND\
           RESULTS OF OPERATION (Continued)

Death Benefits. Net death benefits on life insurance policies decreased 18% in the first quarter of 1997 to $2,431,425, compared to $2,964,877, for the same period in 1996. Death benefit experience must be analyzed for long-term trends, rather than over short periods where unusual fluctuations may influence the results. This is particularly true for a company the size of Erie Family Life, which is growing rapidly. The Company's mortality experience has been good over the past several years and the Company believes that its underwriting philosophy and practices are sound.

Interest on Annuity and Universal Life Deposits. Interest on deposits held by the Company for Policyholders rose 8% from $7,156,079 in the first quarter of 1996 to $7,750,574 in the first quarter of 1997. This increase was due to the $66 million in deposits made by Policyholders during the 12-month period ending March 31, 1997. At March 31, 1997, annuity deposits accruing interest were $463 million and universal life deposits accruing interest were $60 million. During the first quarter of 1997, the interest rate credited on universal life increased while the interest rate credited on annuity deposits dropped. The current interest rate credited on universal life deposits is in the 6.25% to 7.25% range while the rate credited on annuity deposits is in the 5.00% to 6.25% range.

Commissions. Commissions decreased $245,109 to $238,470 in the first quarter of 1997. Most of this commission decrease was due to the commission expense related to the Erie Insurance Group travel incentive program, "California Dreamin'", in 1996. The commission costs, which vary with and are primarily related to the production of new business, have been deferred. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

Commission reimbursements from ceded reinsurance contracts have been deducted from the gross commission expense. These reimbursements represent the first- and second-year commissions paid on policies that were reinsured under a number of different reinsurance agreements. These reimbursements totaled $208,261 in the first quarter of 1997 and $202,818 in the first quarter of 1996.

General Expenses. General expenses amount to $1,422,590 in the first quarter of 1997 compared to $1,607,656 for the same period in 1996. The majority of the decrease in general expenses was due to a reduction in data processing expense. General expenses include wages and salaries, Employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company are deferred as policy acquisition costs. Medical inspection and exam fees related to new business production, wages, salaries and Employee benefits of underwriting personnel, and bonuses paid to branch sales Employees for the production of life and annuity business, are all deferred. Deferred acquisition costs are amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

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

Taxes, Licenses, and Fees. Taxes, licenses and fees decreased $67,042 to $286,455 in the first quarter of 1997. This decrease was caused by the recognition of premium tax credits now available for annuity guaranty assessments paid in prior years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATION (Continued)


Federal Income Tax. Federal Income Tax in the second quarter amounted to $2,184,954 compared to $1,545,891 for the same period in 1996. The Company's effective federal income tax rates in 1997 and 1996 differ primarily due to the recognition of, or limitations on, capital losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums, annuity and universal life deposits and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the first quarter of 1997 was $2,249,568, compared to $481,521 for the first quarter of 1996.

Premium from the sale of new policies combined with the premium on existing policies accounted for approximately 39.1% of total revenue in the first quarter of 1997 and 38.6% for the same period in 1996. Investment income, net of expenses, generated 57.3% of total revenue in 1997 and 60.6% in 1996.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, also generate cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $19,318,567 in the first quarter of 1997 and $20,995,699 in the first quarter of 1996.

The Company's current commitments for expenditures as of March 31, 1997, are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations, its liquid assets and marketable securities and its line of credit with PNC Bank will enable the Company to meet any foreseeable cash requirements. At March 31, 1997, the Company's line of credit with PNC Bank totaled $10 million, none of which was outstanding.

The amount of dividends Erie Family Life, a Pennsylvania-domiciled life insurer, can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to not more than the greater of:
(a) 10 percent of its statutory surplus as regards policyholders as reported on its last annual statement, or (b) the net income of the insurer as reported on its last annual statement, not including any pro rata distributions of any class of the insurer's own securities. Accordingly, the maximum dividend payout which may be made in 1997 without prior Pennsylvania Commissioner approval is $10,516,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATION (Continued)


The Company's 1996 year-end Risk Based Capital Analysis as reflected in its 1996 statutory annual statement shows total adjusted capital of $83,833,559 and authorized control level risk based capital of $11,835,459. These results demonstrate a strong capital position for the Company.

FINANCIAL CONDITION

RESERVE LIABILITIES

The Company's primary commitment is its obligation to meet the payment of future benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On March 31, 1997, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments because the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are also exceptionally liquid in order to meet the short and long-term commitments to our Policyholders. At March 31, 1997, the Company's investment portfolio of cash and money market investments, investment grade bonds, common stocks, and preferred stocks, all of which are extremely marketable, totaled $629 million or 85% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.


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

Item 4.  Submission of Matter to a Vote of Security Holders

On April 29, 1997, the Registrant held its Annual Meeting of Shareholders:

A. The following Directors were elected at the Annual Meeting of Shareholders for a one-year term and until a successor is elected and qualified:

                                          Peter B. Bartlett
                                          Samuel P. Black, III
                                          J. Ralph Borneman, Jr.
                                          Patricia A. Goldman
                                          Susan Hirt Hagen
                                          Thomas B. Hagen
                                          F. William Hirt
                                          Dr. Irvin H. Kochel
                                          Edmund J. Mehl
                                          Stephen A. Milne
                                          John M. Petersen
                                          Seth E. Schofield
                                          Jan R. Van Gorder, Esq.
                                          Harry H. Weil, Esq.

B. The following other matters were voted upon at the meeting and the following number of affirmative votes were cast with respect to such matters:

     (1) The ratification of the firm of Brown, Schwab, Bergquist & Company as independent public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 1997 was ratified. This ratification received 8,854,112 affirmative votes, 2,034 negative votes with no abstentions.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ending March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Erie Family Life Insurance Company
                                                  (Registrant)

Date        May 7, 1997                     /s/ Stephen A. Milne
                                      (Stephen A. Milne, President & CEO)

                                           /s/ Thomas M. Sider
                               (Thomas M. Sider, Executive Vice President & CFO)