Form 10-Q
period 1997-06-30
ERIE FAMILY LIFE INSURANCE CO
filed 1997-08-06
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on July 31, 1997.

                                      INDEX


                          ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--June 30, 1997 and December 31, 1996

        Statements of Operations--Three months ended June 30, 1997 and 1996, six months ended June 30, 1997 and 1996

        Statements of Cash Flows--six months ended June 30, 1997 and 1996

        Notes to Financial Statements--June 30, 1997

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Part I.  Financial Information

                                            STATEMENTS OF FINANCIAL POSITION

                                                                          June 30,                 December 31,
ASSETS                                                                      1997                         1996
                                                                        ------------               ------------
                                                                        (Unaudited)

Investments:
      Fixed Maturities, at fair value
        (amortized cost of $525,456,577
        and $509,627,188, respectively)                              $         528,923,507        $         515,529,699
      Equity Securities, at fair value
        (cost of $125,483,873 and $111,463,042,
        respectively)                                                          133,535,485                  116,552,145
      Real Estate                                                                1,667,129                    1,710,329
      Policy Loans                                                               4,768,532                    4,381,657
      Mortgage Loans on Real Estate                                              9,978,416                    8,955,760
      Other Invested Assets                                                      7,100,441                    6,787,226
                                                                         -----------------              ---------------

        Total Investments                                            $         685,973,510        $         653,916,816

Cash, including short-term investments of
   $11,958,955 and $7,789,063, respectively                                     10,042,376                    6,284,102
Premiums Receivable                                                              3,042,386                    2,974,305
Reinsurance Recoverable                                                            381,713                      212,583
Other Receivables                                                                1,341,247                      567,216
Accrued Investment Income                                                       10,213,709                    9,792,095
Deferred Policy Acquisition Costs                                               61,628,420                   58,026,428
Reserve Credit For Reinsurance Ceded                                             4,502,587                    4,199,907
Prepaid Federal Income Tax                                                         460,711                            0
Other Assets                                                                     2,156,002                    4,677,208
                                                                         -----------------              ---------------

        Total Assets                                                 $         779,742,661        $         740,650,660
                                                                         =================              ===============


See notes to financial statements.

                                                STATEMENTS OF FINANCIAL POSITION


                                                                           June 30,                   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                         1997                           1996
                                                                         ------------                 ------------
                                                                         (Unaudited)

Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                                  $          57,096,469        $          54,033,860
        Policy and Contract Claims                                               1,875,744                    1,703,105
        Annuity Deposits                                                       471,239,416                  450,570,003
        Universal Life Deposits                                                 63,058,271                   56,856,590
        Supplementary Contracts Not
          Including Life Contingencies                                             829,134                      839,258
      Other Policyholder Funds                                                   7,188,793                    5,763,271
      Current Federal Income Tax                                                         0                      686,353
      Deferred Federal Income Tax                                               16,906,836                   15,614,492
      Reinsurance Premium Due                                                      233,113                      203,198
      Accounts Payable and Accrued Liabilities                                   4,598,430                    4,519,782
      Note Payable to Affiliate                                                 15,000,000                   15,000,000
      Due to Affiliate                                                           1,008,529                    1,049,007
      Dividends Payable                                                          2,551,504                    1,181,252
                                                                         -----------------              ---------------

        Total Liabilities                                            $         641,586,239        $         608,020,171
                                                                         -----------------              ---------------

Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
      Authorized 15,000,000 Shares; 9,450,000
      Shares Issued And Outstanding                                  $           3,780,000        $           3,780,000
      Additional Paid-In Capital                                                   630,000                      630,000
      Net Unrealized Appreciation on Investment
        Securities, net of Deferred Tax of $4,029,531
        and $3,847,065, respectively                                             7,483,409                    7,144,549


      Retained Earnings                                                        126,263,013                  121,075,940
                                                                         -----------------              ---------------

        Net Shareholders' Equity                                     $         138,156,422        $         132,630,489
                                                                         -----------------              ---------------

        Total Liabilities and Shareholders'
          Equity                                                     $         779,742,661        $         740,650,660
                                                                         =================              ================



See notes to financial statements.

                      STATEMENTS OF OPERATIONS (Unaudited)



                                                                Three Months Ended                           Six Months Ended
                                                                         June 30                                  June 30
                                                           ----------------------------------        ------------------------------
                                                           1997                    1996              1997                   1996

Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $1,010,431, $855,925, $1,721,638 and
    $1,553,830, respectively                           $     8,264,957     $     7,510, 874       $    16,188,741    $    14,171,853
  Group                                                        549,381              474,511             1,093,623            981,034
                                                       ---------------     ----------------       ---------------    ---------------
Total Policy Revenues                                  $     8,814,338     $      7,985,385       $    17,282,364    $    15,152,887
Investment Income, Net of Expenses of
 $353,852, $351,953, $691,074 and
 $702,219, respectively                                     12,211,491           11,401,321            24,612,774         22,674,608
Realized Gain on Investment                                    746,305              762,305             1,368,087            772,627
Other Income                                                   185,125              214,534               325,424            351,026
                                                       ---------------     ----------------       ---------------    ---------------
    Total Revenues                                     $    21,957,259     $     20,363,545       $    43,588,649    $    38,951,148
                                                       ---------------     ----------------       ---------------    ---------------
Benefits and Expenses:
 Death Benefits, net of reinsurance recoveries
   of $509,248, $1,041,816, $515,902 and
   $1,386,479, respectively                                  2,220,839            2,093,802             4,652,264          5,058,679
  Interest on Annuity Deposits                               6,870,451            6,179,451            13,718,676         12,594,410
  Interest on Universal Life Deposits                          941,881              755,779             1,844,231          1,496,899
  Surrender and Other Benefits                                 325,978              299,051               612,746            581,476
  Increase in Liability for Future Life Policy
    Benefits,  net of the increase in reserve
    credit for  reinsurance  ceded of $584,646,
    $170,431,  $720,510 and $297,887, respectively             935,151            1,073,958             2,759,929          1,963,944
  Amortization of Deferred Policy
    Acquisition Costs                                          756,093              763,222             1,560,404          1,388,029
  Commissions                                                  640,487              550,081               878,957          1,033,660
  General Expenses                                           1,983,824            1,305,059             3,406,414          2,912,715
  Taxes, Licenses and Fees                                     285,218              351,236               571,673            704,733
                                                       ---------------     ----------------       ---------------    ---------------
    Total Benefits and Expenses                        $    14,959,922     $     13,371,639       $    30,005,294    $    27,734,545
                                                       ---------------     ----------------       ---------------    ---------------

Income From Operations                                       6,997,337            6,991,906            13,583,355         11,216,603

Federal Income Tax
  Current                                                    1,795,374            1,915,273             3,459,150          2,927,704
  Deferred                                                     588,700              665,239             1,109,878          1,198,699
                                                       ---------------     ----------------       ---------------    ---------------
    Total Federal Income Tax                                 2,384,074            2,580,512             4,569,028          4,126,403
                                                       ---------------     ----------------       ---------------    ---------------

Net Income                                             $     4,613,263     $      4,411,394       $     9,014,327    $     7,090,200
                                                       ===============     ================       ===============    ===============

Net Income Per Share                                   $          0.49     $            .47       $          0.95    $           .75
                                                       ===============     ================       ===============    ===============

Dividends Declared Per Share                           $          0.27     $            .25       $         0.405    $          .375
                                                       ===============     ================       ===============    ===============


                      Statements of Cash Flows (Unaudited)



                                                                               Six Months Ended            Six Months Ended
                                                                                  June 30, 1997               June 30, 1996
                                                                             ----------------------      --------------------

  Cash flows from operating activities:
  Net income                                                                 $       9,014,327            $       7,090,200
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net amortization of bond and mortgage
        premium and discount                                                           617,579                      141,408
      Amortization of deferred policy acquisition
        costs                                                                        1,560,404                    1,388,029
      Real Estate Depreciation                                                          43,200                       43,200
      Deferred federal income taxes                                                  1,109,878                    1,198,699
      Realized gains on investments                                                 (1,368,087)                    (772,627)
      Decrease in other assets                                                       2,521,206                      634,908
      Increase in other receivables                                                   (774,031)                     (12,364)
      (Increase) decrease in premium receivable                                        (68,081)                      56,121
      Increase in reinsurance recoverable
        and reserve credits                                                           (471,810)                  (1,026,165)
      Increase in accrued investment income                                           (421,614)                    (894,079)
      Increase in deferred policy acquisition
        costs                                                                       (5,162,396)                  (4,937,298)
      Increase in future policy benefits and claims                                  3,235,248                    3,033,063
      Increase (decrease) in other policyholder funds                                1,425,522                   (2,923,734)
      Increase (decrease) in reinsurance premium due                                    29,915                     (194,232)
      Increase (decrease) in accounts payable and accrued
        liabilities and due to affiliate                                                38,170                     (557,441)
      Decrease in Federal income taxes currently payable                            (1,147,064)                    (448,278)
                                                                             -----------------            -----------------
          Net cash provided by operating
            activities                                                              10,182,366                    1,819,410
                                                                             -----------------            -----------------

  Cash flows from investing activities:
      Fixed Maturity Securities:
        Maturities                                                           $      14,553,515            $      11,946,698
        Sales                                                                        5,883,300                   12,962,200
        Purchases                                                                  (36,738,163)                 (75,664,630)
      Equity Securities:
        Sales                                                                       14,809,173                   10,396,371
        Purchases                                                                  (27,607,708)                 (10,182,008)
      Loans made to policyholders                                                     (734,309)                    (646,908)
      Payments received on policy loans                                                347,434                      320,875
      Purchase of other invested assets                                               (603,581)                  (2,836,640)
      Sale of other invested assets                                                    284,763                      220,693
      Purchase of mortgage loans                                                    (1,086,241)                  (1,968,775)
      Principal payments received on mortgage
        loans                                                                           63,759                      965,877
                                                                             ------------------           -----------------
  Net cash used in investing activities                                            (30,828,058)                 (54,486,247)
                                                                             ------------------           -----------------

                                       6

                 Statements of Cash Flows--Continued (Unaudited)



                                                                             Six Months Ended             Six Months Ended
                                                                                June 30, 1997               June 30, 1996
                                                                           ----------------------       -----------------


Cash flows from financing activities:
    Increase in annuity and supplementary
      contract deposits                                                            20,659,289                  23,861,642
    Increase in Universal Life Deposits                                             6,201,681                   5,346,568
    Dividends paid to shareholders                                                 (2,457,004)                 (2,252,252)
                                                                           ------------------           -----------------
        Net cash provided by financing
          activities                                                       $       24,403,966           $      26,955,958
                                                                           ------------------           -----------------
Net increase (decrease) in cash and
   short-term cash investments                                                      3,758,274                 (25,710,879)
   Cash and short-term cash investments at
   beginning of year                                                                6,284,102                  34,847,347
                                                                           ------------------           -----------------
   Cash and short-term cash investments at
   end of quarter                                                          $       10,042,376           $       9,136,468
                                                                           ==================           =================


Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                                               $          483,750           $         483,750
    Income taxes                                                                    4,473,896                   3,375,983


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to the current year's presentation.

NOTE C -- INVESTMENTS

The total invested assets of the Company consist of investments in fixed maturities, preferred stock, common stock, real estate, mortgage and policy loans and other invested assets. At June 30, 1997, 77.1% of total invested assets were invested in fixed maturities. Preferred stocks represent 15.5% or $106.2 million and common stocks represent 4.0% or $27.3 million of total invested assets at June 30, 1997, while real estate and mortgage loans make up only 1.7% of total invested assets. Mortgage loan and real estate investments have the potential for higher returns but also carry more risk, including less liquidity and greater uncertainty of rate of return. Consequently these investments have been kept to a minimum.

The Company's fixed maturities at June 30, 1997 consist of investments in bonds of $525 million. It is the Company's objective that the fixed maturity portfolio be of very high quality and well diversified within each market sector. The portfolio is conservatively managed with the goal of achieving reasonable returns while limiting exposure to risk. At June 30, 1997 the carrying value of fixed maturities was 528,923,507, or 77.1% of total invested assets. At June 30, 1997, the amortized cost, carrying/market value, gross unrealized gains and gross unrealized losses for fixed maturities were as follows:

                           Fixed Maturities at 6-30-97


                                                                         Carrying/                Gross                Gross
                                                  Amortized                Market              Unrealized           Unrealized
                                                     Cost                  Value                   Gains               Losses


U.S. Treasuries & Agency                      $        34,610,348   $        34,815,714   $           762,984     $        557,618
Foreign Governments                                     2,986,937             2,940,000                     0               46,937
States & Political Subdivisions                         2,760,615             2,995,991               235,377                    0
Special Revenue                                        14,230,910            14,612,838               443,645               61,716
Public Utilities                                       89,578,403            89,539,018             1,954,506            1,993,891
U.S. Industrial & Miscellaneous                       374,228,771           376,571,656             6,969,096            4,626,213
Foreign Industrial & Miscellaneous                      7,060,593             7,448,290               387,697                    0
                                              -------------------   -------------------   -------------------     ----------------
Total Fixed Maturities                        $       525,456,577   $       528,923,507   $        10,753,305     $      7,286,375


The bond investments included in the fixed maturity category consist of high-quality, marketable securities, all of which, are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $322 million of bonds characterized as of the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners
(NAIC). Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

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

At June 30, 1997,  the  Company's  five largest  investments  in corporate  debt securities totaled $32,589,945, none of which individually exceeded $7.9 million. These investments had a market value of $32.7 million.

Fixed maturities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The amortized cost of fixed maturities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity. The Company currently holds no held-to-maturity securities. Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to restructure the Company's investments in response to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in shareholders' equity.

Equity securities consist of common and preferred stocks which are carried on the balance sheet at current market value. At June 30, 1997, common and preferred stock held by the Company had a cost of $125,483,873 and a market value of $133,535,485, representing an unrealized gain of $8,051,612. As with the fixed maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector and support the investment return provided to Policyholders. The preferred stocks are of very high-quality and extremely marketable, 96.0% or $102 million of which are of the "highest" or "high" quality, as defined by the NAIC. The remaining $4.2 million of preferred stocks have a "medium" NAIC rating. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC.

                           Equity Securities, 6-30-97


                                                                                          Gross                   Gross
                                                                     Market             Unrealized             Unrealized
                                                Cost                  Value               Gains                   Losses


Common Stock
  Banks, Trusts & Insurance
    Companies                             $           730,500   $           723,750     $             0       $         6,750
  Industrial & Miscellaneous                       24,586,562            26,571,757           2,786,493               801,298
                                          -------------------   -------------------     ---------------       ---------------
    Total Common Stock                             25,317,062            27,295,507           2,786,493               808,048
Preferred Stocks
  Public Utilities                                  4,000,000             3,980,000                   0                20,000
  U.S. Banks, Trusts &
    Insurance Companies                            66,974,440            71,313,617           4,757,187               418,010
  Foreign Banks, Trusts &
    Insurance Companies                             7,765,000             7,800,000             185,000               150,000
  Industrial & Miscellaneous                       17,527,371            19,186,361           1,658,990                     0
  Foreign Industrial &
    Miscellaneous                                   3,900,000             3,960,000              60,000                     0
                                          -------------------   -------------------     ---------------       ---------------
    Total Preferred Stock                         100,166,811           106,239,978           6,661,177               588,010

Total Equity Securities                   $       125,483,873   $       133,535,485     $     9,447,670       $     1,396,058

Real estate investments are carried on the statements of financial position at cost, less allowances for depreciation and possible losses. Commercial mortgage loans on real estate are carried at their unpaid balances, adjusted for amortization of premium or discount, less allowances for possible loan losses. Policy loans are carried at their unpaid balances.

The fair values of the Company's investments in real estate, mortgage loans, policy loans, and other invested assets, approximate the values presented in the financial statements.

At June 30, 1997, the Company did not own any derivatives.

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

Net income increased to $4,613,262, or $.49 per share, in the second quarter of 1997 from $4,411,394 or $.47 per share, in the second quarter of 1996, an increase of 4.6%. Operating results continued to be strong as total policy revenue grew by 10% to $8,814,338 in the current period. Investment income net of expenses grew by 7% from $11,401,321 in the second quarter of 1996 to $12,211,491 in the second quarter of 1997.

REVENUES, BENEFITS, AND EXPENSES

Policy Revenues. Total policy revenues increased 10% to $8,814,338 in the second quarter of 1997 from $7,985,385 in the second quarter of 1996. Included in these totals are first year life policy revenues of $1,647,211 in the second quarter of 1997 and $1,640,924 in the second quarter of 1996, an increase of .4%. New policy production remained strong compared to the sales results in the second quarter of 1996 which were bolstered by the Company's participation in the Erie Insurance Group travel incentive program "California Dreamin."

Group policy revenues increased from $474,511 in the second quarter of 1996 to $549,381 in the second quarter of 1997.

Deposits. First year and single universal life and annuity deposits were $11,519,126 in the second quarter of 1997 and $11,287,614 in the second quarter of 1996, an increase of 2%. Included in these amounts are structured settlement annuities sold to the Erie Insurance Group property/casualty affiliate companies which totaled $2,417,209 in the second quarter of 1997 and $3,138,433 in the second quarter of 1996.

Net Investment Income. Net investment income in the second quarter of 1997 was $12,211,491 compared to $11,401,321 in the second quarter of 1996, an increase of 7%. Fueling the growth in investment income was the Company's cash flows generated from annuity and universal life deposits and operating income.

Realized Gain on Investment. During the second quarter of 1997, the Company generated realized gains on investments of $746,305. During the second quarter of 1996, the Company had realized gains on investments of $762,305. These amounts consisted of gains from the sale of securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)


Death Benefits. Net death benefits on life insurance policies increased 6% in the second quarter of 1997 to $2,220,839, compared to $2,093,802, for the same period in 1996. Death benefit experience must be analyzed for long-term trends, rather than over short periods where unusual fluctuations may influence the results. This is particularly true for a company the size of Erie Family Life, which is growing rapidly. The Company's mortality experience has been good over the past several years and the Company believes that its underwriting philosophy and practices are sound.

Interest on Annuity and Universal Life Deposits. Interest on deposits held by the Company for Policyholders rose 13% from $6,935,230 in the second quarter of 1996 to $7,812,332 in the second quarter of 1997. This increase was due to the $67 million in deposits made by Policyholders during the 12-month period ending June 30, 1997. At June 30, 1997, annuity deposits accruing interest were $471 million and universal life deposits accruing interest were $63 million. During the second quarter of 1997, the interest rate credited on universal life and annuity deposits remained unchanged. The current interest rate credited on universal life deposits is in the 5.25% to 6.00% range while the rate credited on annuity deposits is in the 5.00% to 6.00% range.

Commissions. Commissions increased $90,406 to $640,487 in the second quarter of 1997. The commission increase was due to an increase in renewal policy revenues of 13%. The commission costs, which vary with and are primarily related to the production of new business, have been deferred. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

General Expenses. General expenses amount to $1,983,824 in the second quarter of 1997 compared to $1,305,059 for the same period in 1996. The majority of the increase in general expenses was due to increases in employee salaries and benefits. Employee salary and benefits expenses rose due to employee merit pay increases and employee benefit cost increases. General expenses include wages and salaries, Employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company are deferred as policy acquisition costs.
Medical inspection and exam fees related to new business production, wages, salaries and Employee benefits of underwriting personnel, and bonuses paid to branch sales Employees for the production of life and annuity business, are all deferred. Deferred acquisition costs are amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

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

Taxes, Licenses, and Fees. Taxes, licenses and fees decreased $66,018 to $285,218 in the second quarter of 1997. This decrease was caused by the recognition of premium tax credits now available for annuity guaranty assessments paid in prior years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)



Federal Income Tax. Federal Income Tax in the second quarter amounted to $2,384,074 compared to $2,580,512 for the same period in 1996. The Company's effective federal income tax rates in 1997 and 1996 differ primarily due to the recognition of, or limitations on, capital losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums, annuity and universal life deposits and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the six months ended June 30, 1997 was $10,182,366, compared to $1,819,410 for the six months ended June 30, 1996. The Company's liquidity position remains strong as invested assets grew by $32 million during the first six months of 1997 to $686 million at June 30, 1997.

Premium from the sale of new policies combined with the premium on existing policies accounted for approximately 40.1% of total revenue in the second quarter of 1997 and 39.2% for the same period in 1996. Investment income, net of expenses, generated 55.6% of total revenue in 1997 and 56.0% in 1996.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, also generate cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $17,049,670 in the second quarter of 1997 and $22,171,683 in the second quarter of 1996.

The Company's current commitments for expenditures as of June 30, 1997, are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations, its liquid assets and marketable securities and its line of credit with PNC Bank will enable the Company to meet any foreseeable cash requirements. At June 30, 1997, the Company's line of credit with PNC Bank totaled $10 million, none of which was outstanding.

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

FINANCIAL CONDITION

RESERVE LIABILITIES

The Company's primary commitment is its obligation to meet the payment of future benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On June 30, 1997, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments because the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are also exceptionally liquid in order to meet the short and long-term commitments to our Policyholders. At June 30, 1997, the Company's investment portfolio of cash and money market investments, investment grade bonds, common stocks, and preferred stocks, all of which are extremely marketable, totaled $673 million or 86% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.


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

OTHER MATTERS

Retirement of Chief Financial Officer

Thomas M. Sider, executive vice president and chief financial officer of the Erie Insurance Group has retired from the Company on June 30, 1997 after 29 years of service. Mr. Sider leaves the company in a position of superior financial strength and will continue on as an advisor to the Company until his replacement is named.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ending June 30, 1997.









                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Erie Family Life Insurance Company
                                                       (Registrant)

Date      August 5, 1997
                                               /s/ Stephen A. Milne
                                        (Stephen A. Milne, President & CEO)


                                                 /s/ Philip A. Garcia
                          (Philip A. Garcia, Senior Vice President & Controller)