Form 10-Q
period 1997-09-30
ERIE FAMILY LIFE INSURANCE CO
filed 1997-11-12
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on October 31, 1997.

                                      INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--September 30, 1997 and
          December 31, 1996

        Statements  of  Operations--Three  months ended  September  30, 1997 and
          1996, nine months ended September 30, 1997 and 1996

        Statements of Cash Flows--nine months ended September 30, 1997 and 1996

        Notes to Financial Statements--September 30, 1997

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Part I.  Financial Information
                                            STATEMENTS OF FINANCIAL POSITION

                                                                       September 30,               December 31,
ASSETS                                                                      1997                       1996
                                                                        ------------               -------------
                                                                        (Unaudited)

Investments:
      Fixed Maturities, at fair value
        (amortized cost of $535,670,934
        and $509,627,188, respectively)                              $         550,980,864        $         515,529,699
      Equity Securities, at fair value
        (cost of $112,762,312 and $111,463,042,
        respectively)                                                          124,640,218                  116,552,145
      Real Estate                                                                1,645,529                    1,710,329
      Policy Loans                                                               4,916,919                    4,381,657
      Mortgage Loans on Real Estate                                             10,043,975                    8,955,760
      Other Invested Assets                                                      7,072,307                    6,787,226
                                                                     ---------------------        ---------------------

        Total Investments                                            $         699,299,812        $         653,916,816

Cash, including short-term investments of
   $28,166,277 and $7,789,063, respectively                                     26,672,611                    6,284,102
Premiums Receivable                                                              3,064,627                    2,974,305
Reinsurance Recoverable                                                            227,365                      212,583
Other Receivables                                                                  290,263                      567,216
Accrued Investment Income                                                       11,742,957                    9,792,095
Deferred Policy Acquisition Costs                                               63,176,281                   58,026,428
Reserve Credit For Reinsurance Ceded                                             4,668,635                    4,199,907
Other Assets                                                                     2,413,039                    4,677,208
                                                                     ---------------------        ---------------------

        Total Assets                                                 $         811,555,590        $         740,650,660
                                                                     =====================        =====================


See notes to financial statements.

                        STATEMENTS OF FINANCIAL POSITION

                                                                        September 30,                 December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                         1997                           1996
                                                                         ------------                 --------------
                                                                         (Unaudited)

Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                                  $          58,605,674        $          54,033,860
        Policy and Contract Claims                                               1,990,727                    1,703,105
        Annuity Deposits                                                       478,110,998                  450,570,003
        Universal Life Deposits                                                 66,140,483                   56,856,590
        Supplementary Contracts Not
          including Life Contingencies                                             819,762                      839,258
      Other Policyholder Funds                                                   7,744,231                    5,763,271
      Current Federal Income Tax                                                   618,979                      686,353
      Deferred Federal Income Tax                                               22,773,250                   15,614,492
      Reinsurance Premium Due                                                      273,219                      203,198
      Accounts Payable and Accrued Liabilities                                   3,500,216                    4,519,782
      Note Payable to Affiliate                                                 15,000,000                   15,000,000
      Due to Affiliate                                                             839,750                    1,049,007
      Dividends Payable                                                          2,551,504                    1,181,252
                                                                     ---------------------        ---------------------

        Total Liabilities                                            $         658,968,793        $         608,020,171
                                                                     ---------------------        ---------------------

Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
      Authorized 15,000,000 Shares; 9,450,000
      Shares Issued And Outstanding                                  $           3,780,000        $           3,780,000
      Additional Paid-In Capital                                                   630,000                      630,000
      Net Unrealized Appreciation on Investment
        Securities, net of Deferred Tax of $9,510,773
        and $3,847,065, respectively                                            17,662,865                    7,144,549
      Retained Earnings                                                        130,513,932                  121,075,940
                                                                     ---------------------        ---------------------

        Net Shareholders' Equity                                     $         152,586,797        $         132,630,489
                                                                     ---------------------        ---------------------

        Total Liabilities and Shareholders'
          Equity                                                     $         811,555,590        $         740,650,660
                                                                     =====================        =====================



See notes to financial statements.
                                       4

                      STATEMENTS OF OPERATIONS (Unaudited)

                                                               Three Months Ended                        Nine Months Ended
                                                                   September 30                             September 30
                                                           1997                    1996              1997                   1996

Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $887,210, $1,047,438, $2,608,848 and
    $2,601,268, respectively                         $     8,097,260     $      7,192,211       $    24,285,999     $    21,364,064
  Group                                                      564,167              488,260             1,657,792           1,469,294
                                                     ---------------     ----------------       ---------------     ---------------
Total Policy Revenues                                $     8,661,427     $      7,680,471       $    25,943,791     $    22,833,358

Investment Income, Net of Expenses of
  $328,986, $355,056, $976,860 and
  $1,057,275, respectively                                12,418,846           11,622,874            37,031,620          34,297,482
Realized Gain on Investment                                2,507,707              898,400             3,875,794           1,671,027
Other Income                                                 189,902              126,256               515,326             477,282
                                                     ---------------     ----------------       ---------------     ---------------
    Total Revenues                                   $    23,777,882     $     20,328,001       $    67,366,531     $    59,279,149
                                                     ---------------     ----------------       ---------------     ---------------

Benefits and Expenses:
  Death Benefits, net of reinsurance recoveries
   of $244,888, $271,318, $760,790 and
   $1,657,797 respectively                                 2,346,461            1,618,047             6,998,725           6,676,726
  Interest on Annuity Deposits                             6,851,856            6,305,008            20,570,532          18,899,418
  Interest on Universal Life Deposits                      1,029,153              821,821             2,873,383           2,318,720
  Surrender and Other Benefits                               269,319              215,326               882,066             796,802
  Increase in Liability  for Future Life Policy
    Benefits,  net of the increase in reserve
    credit for reinsurance  ceded of $166,048,
    $183,754 $468,728 and $481,641 respectively            1,343,157            1,277,405             4,103,086           3,241,349
  Amortization of Deferred Policy
    Acquisition Costs                                        693,000              684,486             2,253,404           2,072,515
  Commissions, net of reinsurance reimbursements
     of $331,582, $442,173, $927,307
     and  $945,771 respectively                              327,071              413,753             1,206,028           1,447,412
  General Expenses                                         1,602,345            1,234,778             5,008,760           4,147,494
  Taxes, Licenses and Fees                                   257,666            1,536,977               829,338           2,241,710
                                                     ---------------     ----------------       ---------------     ---------------
    Total Benefits and Expenses                      $    14,720,028     $     14,107,601       $    44,725,322     $    41,842,146
                                                     ---------------     ----------------       ---------------     ---------------

Income From Operations                                     9,057,854            6,220,400            22,641,209          17,437,003

Federal Income Tax
  Current                                                  3,146,011             (280,026)            6,605,161           2,647,678
  Deferred                                                   385,172            1,958,423             1,495,050           3,157,122
                                                     ---------------     ----------------       ---------------    ----------------
    Total Federal Income Tax                               3,531,183            1,678,397             8,100,211           5,804,800
                                                     ---------------     ----------------       ---------------    ----------------

Net Income                                           $     5,526,671     $      4,542,003       $    14,540,998    $     11,632,203
                                                     ===============     ================       ===============    ================

Net Income Per Share                                 $          0.58     $            .48       $          1.54    $          1.23
                                                     ===============     ================       ===============    ================

Dividends Declared Per Share                         $         0.135     $           .125       $          0.54    $           .50
                                                     ===============     ================       ===============    ================

                                       5

                      Statements of Cash Flows (Unaudited)


                                                                              Nine Months Ended            Nine Months Ended
                                                                              September 30, 1997          September 30, 1996
                                                                             --------------------         ------------------

  Cash flows from operating activities:
  Net income                                                                 $      14,540,996            $      11,632,203
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net amortization of bond and mortgage                                            926,033                      214,728
        premium and discount
  Amortization of deferred policy acquisition                                        2,253,404                    2,072,515
        costs
      Real Estate Depreciation                                                          64,800                       64,800
      Deferred federal income taxes                                                  1,495,050                    3,157,122
      Realized gains on investments                                                 (3,875,794)                  (1,671,027)
      Decrease in other assets                                                       2,264,169                      774,268
      Increase in other receivables                                                    276,953                       14,598
      Increase in premium receivable                                                   (90,322)                     (34,386)
      Increase in reinsurance recoverable
        and reserve credits                                                           (483,510)                    (324,598)
      Increase in accrued investment income                                         (1,950,862)                  (1,221,228)
      Increase in deferred policy acquisition
        costs                                                                       (7,403,257)                  (7,347,658)
      Increase in future policy benefits and claims                                  4,859,436                    3,597,871
      Increase (decrease) in other policyholder funds                                1,980,960                   (2,296,930)
      Increase (decrease) in reinsurance premium due                                    70,021                     (244,545)
      Increase (decrease) in accounts payable and accrued
        liabilities and due to affiliate                                            (1,228,824)                   1,619,365
      Decrease in Federal income taxes currently payable                               (67,374)                    (789,450)
          Net cash provided by operating                                     -----------------            -----------------
            activities                                                              13,631,879                    9,217,648
                                                                             -----------------            -----------------

  Cash flows from investing activities:
      Fixed Maturity Securities:
        Maturities                                                           $      18,504,108            $      12,215,710
        Sales                                                                       17,755,850                   14,257,447
        Purchases                                                                  (64,669,917)                 (87,753,820)
      Equity Securities:
        Sales                                                                       38,613,027                   13,600,665
        Purchases                                                                  (34,596,577)                 (13,660,263)
      Loans made to policyholders                                                   (1,053,304)                    (981,689)
      Payments received on policy loans                                                518,041                      482,875
      Purchase of other invested assets                                               (774,745)                  (3,150,344)
      Sale of other invested assets                                                    475,464                      349,789
      Purchase of mortgage loans                                                    (1,183,667)                  (1,968,775)
      Principal payments received on mortgage
        loans                                                                           95,714                      995,442
                                                                             ------------------           -----------------
  Net cash used in investing activities                                            (26,316,006)                 (65,612,963)
                                                                             ------------------           -----------------


                 Statements of Cash Flows--Continued (Unaudited)


                                                                           Nine Months Ended              Nine Months Ended
                                                                           September 30, 1997            September 30, 1996
                                                                          --------------------          -------------------

Cash flows from financing activities:
    Increase in annuity and supplementary
      contract deposits                                                    $       27,521,499           $      29,895,609
    Increase in Universal Life Deposits                                             9,283,893                   8,107,852
    Dividends paid to shareholders                                                 (3,732,756)                 (3,433,504)
                                                                           ------------------           -----------------
        Net cash provided by financing
          activities                                                       $       33,072,636           $      34,569,957
                                                                           ------------------           -----------------
Net increase (decrease) in cash and
   short-term cash investments                                                     20,388,509                 (21,825,358)
Cash and short-term cash investments at
   beginning of year                                                                6,284,102                  34,847,347
                                                                           ------------------           -----------------
Cash and short-term cash investments at
   end of quarter                                                          $       26,672,611           $      13,021,989
                                                                           ==================           =================


Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
    Interest                                                               $          483,750           $         485,635
    Income taxes                                                                    6,473,896                   3,437,128


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to the current year's presentation.

NOTE C -- INVESTMENTS

The total invested assets of the Company consist of investments in fixed maturities, preferred stock, common stock, real estate, mortgage and policy loans and other invested assets. At September 30, 1997, 78.8% of total invested assets were invested in fixed maturities. Preferred stocks represent 13.3% or $92.9 million and common stocks represent 4.5% or $31.7 million of total invested assets at September 30, 1997, while real estate and mortgage loans make up only 1.7% of total invested assets. Mortgage loan and real estate investments have the potential for higher returns but also carry more risk, including less liquidity and greater uncertainty of rate of return. Consequently these investments have been kept to a minimum.

The Company's fixed maturities at September 30, 1997 consist of investments in bonds of $535 million. It is the Company's objective that the fixed maturity portfolio be of very high quality and well diversified within each market sector. The portfolio is conservatively managed with the goal of achieving reasonable returns while limiting exposure to risk. At September 30, 1997 the carrying value of fixed maturities was $550,980,864, or 78.8% of total invested assets. At September 30, 1997, the amortized cost, carrying/market value, gross unrealized gains and gross unrealized losses for fixed maturities were as follows:

                           Fixed Maturities at 9-30-97

                                                                         Carrying/                Gross                Gross
                                                  Amortized                Market              Unrealized           Unrealized
                                                     Cost                  Value                   Gains               Losses

U.S. Treasuries & Agency                      $        12,966,919   $        13,598,661   $           641,054     $          9,312
Foreign Governments                                     2,987,352             2,921,250                     0               66,102
States & Political Subdivisions                         2,760,825             3,001,244               240,419                    0
Special Revenue                                        14,915,439            15,578,422               906,733              243,750
Public Utilities                                       81,088,837            82,652,198             2,193,335              629,974
U.S. Industrial & Miscellaneous                       409,057,555           420,751,069            13,200,799            1,507,285
Foreign Industrial & Miscellaneous                     11,894,007            12,478,020               596,359               12,346
                                              -------------------   -------------------   -------------------     ----------------
Total Fixed Maturities                        $       535,670,934   $       550,980,864   $        17,778,699     $      2,468,769


The bond investments included in the fixed maturity category consist of high-quality, marketable securities, all of which, are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $350 million of bonds characterized as of the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners
(NAIC). Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

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

At September 30, 1997, the Company's five largest investments in corporate debt securities totaled $32,569,653, none of which individually exceeded $8.0 million. These investments had a market value of $33.6 million.

In compliance with "Accounting for Certain Investments in Debt and Equity Securities (FAS 115)," the Company has classified all of its fixed maturity portfolio as available-for sale at September 30, 1997. Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to restructure the Company's investments in response to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in shareholders' equity.

Equity securities consist of common and preferred stocks which are carried on the balance sheet at current market value. At September 30, 1997, common and preferred stock held by the Company had a cost of $112,762,312 and a market value of $124,640,218, representing an unrealized gain of $11,877,906. As with the fixed maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector and support the investment return provided to Policyholders. The preferred stocks are of very high-quality and extremely marketable, 94.7% or $87.9 million of which are of the "highest" or "high" quality, as defined by the NAIC. The remaining $5.0 million of preferred stocks have a "medium" NAIC rating. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC.

                           Equity Securities, 9-30-97

                                                                                          Gross                   Gross
                                                                     Market             Unrealized             Unrealized
                                                Cost                  Value               Gains                   Losses

Common Stock
  Banks, Trusts & Insurance
    Companies                             $           730,500   $           884,375     $       153,875       $             0
  Industrial & Miscellaneous                       27,567,876            30,845,425           5,705,017             2,427,468
                                          -------------------   -------------------     ---------------       ---------------
    Total Common Stock                             28,298,376            31,729,800           5,858,892             2,427,468
Preferred Stocks
  Public Utilities                                  4,000,000             4,030,080              30,080                     0
  U.S. Banks, Trusts &
    Insurance Companies                            56,358,065            62,061,370           5,921,785               218,480
  Foreign Banks, Trusts &
    Insurance Companies                             7,765,000             7,931,400             322,600               156,200
  U.S. Industrial & Miscellaneous                  12,440,871            14,847,568           2,406,697                     0
  Foreign Industrial &
    Miscellaneous                                   3,900,000             4,040,000             140,000                     0
                                          -------------------   -------------------     ---------------       ---------------
    Total Preferred Stock                          84,463,936            92,910,418           8,821,162               374,680

Total Equity Securities                   $       112,762,312   $       124,640,218     $    14,680,054       $     2,802,148


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

At September 30, 1997, the Company did not own any derivatives.

NOTE E - DIVIDEND DECLARED

On September 15,1997, the Board of Directors of the Company approved the fourth quarter dividend of $ .135 per share. The dividend will be paid on January 2, 1998 to shareholders of record as of December 17, 1997.

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

Net income increased to $5,526,671, or $.58 per share, in the third quarter of 1997 from $4,542,003 or $.48 per share, in the third quarter of 1996, an increase of 21.7%. The increase in nonrecurring realized gains on investments from $898,400 in the third quarter of 1996 to $2,507,707 in the third quarter of 1997 was the primary reason for the increase in net income. Operating results continued to be strong as total policy revenue grew by 12.8% to $8,661,427 in the current period. Investment income net of expenses rose 6.8% from $11,622,874 in the third quarter of 1996 to $12,418,846 in the third quarter of 1997.

REVENUES, BENEFITS, AND EXPENSES

Policy Revenues. Total policy revenues increased 12.8% to $8,661,427 in the third quarter of 1997 from $7,680,471 in the third quarter of 1996. Included in these totals are first year life policy revenues of $1,712,541 in the third quarter of 1997 and $1,618,493 in the third quarter of 1996, an increase of 5.8%.

Group policy revenues increased from $488,260 in the third quarter of 1996 to $564,167 in the third quarter of 1997.

Deposits. First year and single universal life and annuity deposits were $10,480,444 in the third quarter of 1997 and $7,423,011 in the third quarter of 1996, an increase of 41%. Included in these amounts are structured settlement annuities sold to the Erie Insurance Group property/casualty affiliate companies which totaled $4,030,897 in the third quarter of 1997 and $2,581,252 in the third quarter of 1996.

Net Investment Income. Net investment income in the third quarter of 1997 was $12,418,846 compared to $11,622,874 in the third quarter of 1996, an increase of 6.8%. Fueling the growth in investment income was the Company's cash flows generated from annuity and universal life deposits and operating income.

Realized Gain on Investment. During the third quarter of 1997, the Company generated realized gains on investments of $2,507,707. During the third quarter of 1996, the Company had realized gains on investments of $898,400. These amounts consisted of gains from the sale of securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

Death Benefits. Net death benefits on life insurance policies increased 45% in the third quarter of 1997 to $2,346,461, compared to $1,618,047, for the same period in 1996. Death benefit experience must be analyzed for long-term trends, rather than over short periods where unusual fluctuations may influence the results. This is particularly true for a company the size of Erie Family Life, which is growing rapidly. The Company's mortality experience has been good over the past several years and the Company believes that its underwriting philosophy and practices are sound.

Interest on Annuity and Universal Life Deposits. Interest on deposits held by the Company for Policyholders rose 11% from $7,126,829 in the third quarter of 1996 to $7,881,009 in the third quarter of 1997. This increase was due to the $70 million in deposits made by Policyholders during the 12-month period ending September 30, 1997. At September 30, 1997, annuity deposits accruing interest were $478 million and universal life deposits accruing interest were $66 million. During the third quarter of 1997, the interest rate credited on universal life and annuity deposits remained unchanged. The current interest rate credited on universal life deposits is in the 5.25% to 6.00% range while the rate credited on annuity deposits is in the 5.00% to 6.00% range.

Amortization of Deferred Policy Acquisition Costs (DPAC). The amortization of deferred policy acquisition costs totaled $684,486 in the third quarter of 1996 and $693,000 in the third quarter of 1997.

Commissions. Commissions decreased $86,682 to $327,071 in the third quarter of 1997. The decrease in commission expense reflects lower accruals for travel incentive programs in the third quarter of 1997 versus the third quarter of 1996. Excluding the effect of travel incentive costs, commissions increased $33,318 or 8.1%. The commission costs, which vary with and are primarily related to the production of new business, have been deferred. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

General Expenses. General expenses amount to $1,602,345 in the third quarter of 1997 compared to $1,234,778 for the same period in 1996. The majority of the increase in general expenses was due to increases in employee salaries and benefits. Employee salary and benefits expenses rose due to employee merit pay increases and employee benefit cost increases. General expenses include wages and salaries, Employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company are deferred as policy acquisition costs.
Medical inspection and exam fees related to new business production, wages, salaries and Employee benefits of underwriting personnel, and bonuses paid to branch sales Employees for the production of life and annuity business, are all deferred. Deferred acquisition costs are amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

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

Taxes, Licenses, and Fees. Taxes, licenses and fees decreased by $1,279,311 to $257,666 in the third quarter of 1997. The decrease in taxes, licenses, and fees reflects lower accruals for state life and health guaranty assessments in the third quarter of 1997 versus the third quarter of 1996. No accruals were needed during the third quarter of 1997. The remaining decrease was caused by the recognition of premium tax credits now available for annuity guaranty assessments paid in prior years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)


Federal Income Tax. Federal Income Tax in the third quarter amounted to $3,531,183 compared to $1,678,397 for the same period in 1996. The Company's effective federal income tax rates in 1997 and 1996 differ primarily due to the recognition of, or limitations on, capital losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums, annuity and universal life deposits and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the nine months ended September 30, 1997 was $13,631,879, compared to $9,217,648 for the nine months ended September 30, 1996. The Company's liquidity position remains strong as invested assets grew by $45 million during the first nine months of 1997 to $699 million at September 30, 1997.

Premium from the sale of new policies combined with the premium on existing policies accounted for approximately 36.4% of total revenue in the third quarter of 1997 and 37.8% for the same period in 1996. Investment income, net of expenses, generated 52.2% of total revenue in 1997 and 57.2% in 1996.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, also generate cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $14,396,286 in the third quarter of 1997 and $10,762,252 in the third quarter of 1996.

The Company's current commitments for expenditures as of September 30, 1997, are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations, its liquid assets and marketable securities and its line of credit with PNC Bank will enable the Company to meet any foreseeable cash requirements. At September 30, 1997, the Company's line of credit with PNC Bank totaled $10 million, none of which was outstanding.

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

FINANCIAL CONDITION

RESERVE LIABILITIES

The Company's primary commitment is its obligation to meet the payment of future benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On September 30, 1997, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments because the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are also exceptionally liquid in order to meet the short and long-term commitments to our Policyholders. At September 30, 1997, the Company's investment portfolio of cash and money market investments, investment grade bonds, common stocks, and preferred stocks, all of which are extremely marketable, totaled $702 million or 86% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.


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

OTHER MATTERS

New Chief Financial Officer Appointed

Philip A. Garcia, CPA, FLMI, ACS, was named executive vice president and chief financial officer on October 1, 1997. Mr. Garcia has been with the Company for the past 17 years and had been senior vice president and controller since September 1993.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ending September 30, 1997.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Erie Family Life Insurance Company
                                                      (Registrant)

Date      November 5, 1997
                                              /s/ Jan R. Van Gorder
                                (Jan R. Van Gorder, Executive Vice President,
                                         Secretary and General Counsel)


                                              /s/ Philip A. Garcia
                            (Philip A. Garcia, Executive Vice President & CFO)