Form 10-K
period 1997-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 1998-03-25
CIK 33416

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                                (NO FEE REQUIRED)
For the fiscal year ended December 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]
For the transition period from              to

                         Commission File Number   2-39458

                       ERIE FAMILY LIFE INSURANCE COMPANY
               (Exact name of Company as specified in its charter)

           Pennsylvania                                     25-1186315
(State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                      Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania                            16530
(Address of principal executive offices)                             (Zip code)

Company's telephone number, including area code   (814) 870-2000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.40 par value
                                 (Tile of class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on February 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Annual Report to shareholders for the fiscal year ended December 31, 1997 (the "Annual Report") are incorporated by reference into Parts II and IV of this Form 10-K Report.

                                        INDEX


ITEM NUMBER AND CAPTION                                      PAGE

Item 1.    Business                                            3

Item 2.    Properties                                          6

Item 3.    Legal Proceedings                                   6

Item 4.    Submission of Matters to a
           Vote of Security Holders                            7

Item 5.    Market for Company's Common Stock
           and Related Stockholder Matters                     7

Item 6.    Selected Financial Data                             7

Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                       7

Item 8.    Financial Statements and Supplementary Data         7

Item 9.    Changes In and Disagreements With
           Accountants on Accounting and Financial
           Disclosure                                          7

Item 10.   Directors and Executive Officers
           of the Company                                      8

Item 11.   Executive Compensation                             13

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management                   19

Item 13.   Certain Relationships and Related
           Transactions                                       21

Item 14.   Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                            22

                               PART I


ITEM 1.  BUSINESS

       Erie Family Life Insurance Company (hereinafter referred to as "The Company", the "Company" or "Erie Family Life") was incorporated in the Commonwealth of Pennsylvania on May 23, 1967 and commenced business on September 1, 1967. The Company is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life. Erie Family Life also sells individual and group annuities. Erie Family Life is owned 21.6 % by Erie Indemnity Company and 52.2% by Erie Insurance Exchange. The remaining stock is held by the public, predominantly agents and employees of Erie Indemnity Company.

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

Products

       The Company's portfolio of life insurance includes the usual forms of permanent life, endowment and term policies, including whole life, family income, mortgage and decreasing term, group, and universal life insurance. In terms of face value, new life business issued in 1997 had a ratio of 4:1 of term insurance to whole life insurance coverage.

       Life insurance premiums and annuity deposits have been the primary sources of cash inflows for the Company.


                                                   Classes of Life Insurance
                                                   Percentage of Total Sales


                                           For the year ended December 31,

       Class                                         1997          1996          1995         1994          1993
       -----                                         ----          ----          ----         ----          ----

       Ordinary Life (including Total
       and Permanent Disability and
       Additional Accidental Death)                    93.3%        93.3%         91.8%        92.1%         92.3%
       Group                                            6.7          6.7           8.2          7.9           7.7
                                                      ------       ------        ------       ------        ------
                                                      100.0%       100.0%        100.0%       100.0%        100.0%

       Certain elements of revenue and expense reflect the requirements of Financial Accounting Standard (FAS) 97. FAS 97 prescribes a uniform method by which life insurance companies record certain long-term contracts, specifically annuities, universal life, and other interest sensitive products. This method involves separating the premium income into the "premium" portion (shown in revenue) which represents insurance protection purchased, and the "deposit" portion, which represents funds to be held at interest for future uses. Under this standard, the "deposit" portion of the premium received is accounted for using methods applicable to comparable "interest bearing obligations" of other types of financial institutions.

       Structured settlement annuities sold to affiliate companies represented $17,780,582 in annuity deposits in 1997, $13,504,953 in 1996 and
       $22,018,313 in 1995. Also included in the annuity deposits are annuity contracts purchased by the Erie Insurance Group Retirement Plan for Employees. These annuity contracts purchased totaled $1,992,060 in 1997, $4,894,042 in 1996 and $6,024,125 in 1995.

                              Classes of Deposits
                                 Total Deposits

                                                For the year ended December 31,

       Class                                       1997            1996           1995             1994            1993
       -----                                       ----            ----           ----             ----            ----

       Universal Life Deposit                   $  10,733,738   $   9,465,576  $  8,490,667    $  7,482,156    $  6,130,390
       Annuity Deposit                             58,306,640      58,250,822    66,051,230      62,048,541      50,550,323
                                                -------------   -------------  ------------    ------------    ------------
                                                $  69,040,378   $  67,716,398  $ 74,541,897    $ 69,530,697    $ 56,680,713

       The Company reinsures with other insurance companies the portion of the insurance coverage above acceptable retentions. Beginning January 1, 1995, the retention limit on an acceptable risk was increased to $300,000 on each individual life policy written. Prior to January 1, 1995, the limit was $225,000.

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

Insurance Regulation

       The Company is subject to supervision and regulation by the insurance departments of the states in which it does business. Although the extent of the regulation varies from state to state, generally the supervisory agencies are vested with broad administrative powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, licensing of agents, approval of policy forms, deposits of security for the benefits of policy owners and investments and maintenance of specified reserves and capital, all designed primarily for the protection of policy owners. In accordance with the rules of the National Association of Insurance Commissioners, the Company is examined periodically by one or more of the state supervisory agencies. The latest such examination of the Company was conducted by the Pennsylvania Insurance Department and covered the five years ended December 31, 1995.

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

       Erie Family Life has regulatory total adjusted capital of $91 million and a ratio of total adjusted capital to authorized control level risk-based capital of 6:1 at December 31, 1997. The Company's ratios significantly exceed the minimum NAIC risk-based capital requirements.

Life Reserves

       The Company establishes and maintains actuarial reserves to meet its obligations on life insurance policies and annuities. These reserves are amounts which, with additions from premiums to be received on outstanding policies and with interest on such reserves compounded annually at certain assumed rates, are calculated to be sufficient to meet policy obligations at death or maturity in accordance with the mortality tables employed when the policies are issued.

       Reserves for life insurance and income-paying annuity future policy benefits have been computed primarily by the net level premium method with assumptions as to anticipated mortality, withdrawals, lapses and investment yields. Deferred annuity future policy benefit liabilities have been established at accumulated values without reduction for surrender charges. Reserves for universal life and investment contracts are based on the contract account balance, if future benefit payments in excess of the account balance are not guaranteed, or the present value of future benefit payments when such payments are guaranteed. Variations are inherent in such calculations due to the estimates and assumptions necessary in the calculations. Interest rate assumptions for non-interest sensitive life insurance range from 3.5% to 4% on policies issued in 1980 and prior years and 6% to 7.25% on policies issued in 1981 and subsequent years. Mortality and withdrawal assumptions are based on tables typically used in the industry.

       Annuities are subject to varying interest rates determined at the discretion of the Company subject to certain minimums. During 1997, annuity deposits earned interest at rates ranging from 5.00% to 6.25%. Management believes the fair value of annuity and universal life deposits approximates the amounts recorded in the financial statements, since these obligations are generally subject to fluctuating interest rates.

Employees

       Services of eighty-one full-time Employees are provided through Erie Indemnity Company. All employees are salaried and ten are officers. These Employee expenses along with other operating expenses are paid by the Erie Indemnity Company and reimbursed on a monthly basis. None of the Employees are covered by collective bargaining agreements and the Company believes its Employee relations are good.

Other Data

                    The Company's Lapse Rate for 1997 was 9.0%.

                    Reinsurance Profitability - Not Applicable.

                    New Types of Insurance - Not Applicable.

                    Total Insurance In Force for the last five years Net of Reinsurance was:

                                1997 - $ 10,754,141,000
                                1996 - $  9,646,962,000
                                1995 - $  8,370,940,000
                                1994 - $  7,481,537,000
                                1993 - $  6,428,223,000


ITEM 2.  PROPERTIES

The Company owns no real property and no tangible personal property used in the operation of its business except office supplies and forms. The Company does, however, own real property for investment purposes as described under ITEM 1 INVESTMENTS. The executive and administrative offices of the Company are located in the headquarters office of Erie Insurance Group in Erie, Pennsylvania. The Company pays other members of the group an amount determined by an arm's length agreement for office space and for the use of facilities, equipment and services.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote to shareholders during the fourth quarter of 1997.


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       Currently there is no market on which the Company's stock is traded. The Company had 1,145 recordholders of Common Stock at December 31, 1997.

Date Dividends Declared    Date Dividends Paid            Dividends per Share*

February 29, 1996            April 1, 1996                          .125
May 1, 1996                  July 1, 1996                           .125
June 17, 1996                October 1, 1996                        .125
September 17, 1996           January 2, 1997                        .125
March 5, 1997                April 1,1997                           .135
April 29, 1997               July 1, 1997                           .135
June 17, 1997                October 1, 1997                        .135
September 15, 1997           January 2, 1998                        .135


*Adjusted to reflect a three-for-one stock split which was effective May 2, 1996.


ITEM 6.  SELECTED FINANCIAL DATA

The information contained in "Selected Financial Data" on Page 14 of the Company's 1997 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The information set forth on pages 15 through 22 of the Company's 1997 Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 1997 Financial Statements and the Company's independent auditor's report on pages 24 through 32 of the Company's 1997 Annual Report are incorporated herein by reference, as is the unaudited information set forth in the Notes to the Financial Statements under the caption "Unaudited Quarterly Summary of Operations" on page 32.


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                            Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 04/01/98                                Held During the Last Five Years

Peter B. Bartlett 3C,4,5                  Director since 1996.  Partner, Brown Brothers Harriman & Co. since
       64                                 1974; Director--Erie Insurance Company and Erie Indemnity Company,
                                          Attorney-in-Fact for Erie Insurance Exchange and Kennametal, Inc.

Samuel P. Black, III 2                    Director since 1997.  President, Treasurer and Secretary, Samuel P.
       56                                 Black & Associates, Inc.--insurance agency; President & Treasurer, Curti-Sergi
                                          Company,  life and  employee  benefits insurance    agency;    Director--Erie
                                          Insurance   Company,   Flagship   City Insurance   Company,   Erie  Insurance
                                          Property & Casualty  Company  and Erie Indemnity  Company,   Attorney-in-Fact
                                          for Erie Insurance Exchange.

J. Ralph Borneman, Jr. 3,4                Director since 1992.  President and Chief Executive Officer of Body-
       59                                 Borneman Associates Inc., insurance agency.  President Body-Borneman, Ltd. and
                                          Body-Borneman,     Inc.,     insurance agencies.   Director--Erie   Insurance
                                          Company,   Erie   Indemnity   Company, Attorney-in-Fact  for  Erie  Insurance
                                          Exchange,  Erie  Insurance  Company of New York and National Penn Bancshares.

John J. Brinling, Jr.                     Executive Vice President of the Company since December 1990.  Division
       51                                 Officer 1984-present.

Robert H. Dreyer                          Senior Vice President of the Company since 1990.  Chief Actuary 1983-
       60                                 Present.

Philip A. Garcia                          Executive Vice President and Chief Financial Officer of the Company,
       41                                 Erie Insurance Company, Erie Indemnity Company, Attorney-in-Fact for Erie
                                          Insurance   Exchange,   Flagship  City Insurance   Company,   Erie  Insurance
                                          Property & Casualty  Company  and Erie Insurance  Company  of New York  since
                                          October  1997.  Senior Vice  President and  Controller  and Division  Officer
                                          1993 - October  1997.  Vice  President and  Manager  of the  Life  Accounting
                                          Department  of the  Company  prior  to 1993.   Director   -   Flagship   City
                                          Insurance   Company,   Erie  Insurance Property & Casualty  Company  and Erie
                                          Insurance Company of New York.



2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairman

                                          Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 04/01/98                                Held During the Last Five Years

Patricia A. Goldman 2,4                   Director since 1996.  Retired; Senior Vice President for Communications,
       56                                 USAir, Inc. from 1988 to 1994; Director, Erie Insurance Company, Erie Indemnity
                                          Company, Attorney-in-Fact for Erie Insurance Exchange and Crown Central Petroleum
                                          Corporation.

Susan Hirt Hagen 1,*                      Director since 1980.  Managing Partner, Hagen, Herr & Peppin, Group
       62                                 Relations Consultants since 1990; Associate, Center for Practice of Conflict
                                          Management  1972-1990;  Director--Erie Insurance  Company and Erie  Indemnity
                                          Company,   Attorney-in-Fact  for  Erie Insurance   Exchange,    since   1980;
                                          Director,  Erie  Insurance  Property & Casualty   Company,   Erie   Insurance
                                          Company of New York, and Flagship City Insurance Company since 1995.

Thomas B. Hagen *                         Director since 1980.  Chairman, Custom Engineering Co., Chairman,
       62                                 Team Pennsylvania Foundation since 1997; Secretary of Commerce and Secretary of
                                          Community and Economic  Development of the Commonwealth of Pennsylvania  1995
                                          to  1997;  Special  Consultant  to the Chairman  of the  Board  of  the  Erie
                                          Indemnity  Company,   Attorney-in-Fact for the Erie  Insurance  Exchange from
                                          1993 to 1995;  Chairman  of the  Board and  Chief  Executive  Officer  of the
                                          Erie Indemnity Company,  Attorney-in-Fact for the Erie
                                          Insurance  Exchange,  Erie Family Life Insurance  Company and Erie  Insurance
                                          Company  from  1990,  and of  Flagship City   Insurance   Company   and  Erie
                                          Insurance Property & Casualty Company, from 1992 and 1993,  respectively,  to
                                          1993;  President of the Erie Indemnity Company, Attorney-in-Fact for the Erie
                                          Insurance  Exchange and Erie Insurance Company and Executive  Vice  President
                                          of Erie Family Life Insurance  Company from 1982 to 1990; Director,  the Erie
                                          Indemnity  Company,   Attorney-in-Fact for the Erie  Insurance  Exchange  and
                                          Erie Insurance Company and GPU, Inc.


1 Member of Executive Committee
2 Member of Audit Committee
4 Member of Nominating Committee
* F. William Hirt is the brother of Susan Hirt Hagen and the brother-in-law of Thomas B. Hagen. Susan Hirt Hagen is the wife of Thomas B. Hagen.

                                          Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 04/01/98                                Held During the Last Five Years

F. William Hirt 1C,*                      Chairman of the Board.  Director since 1967.  Chairman of the Board of
       72                                 the Erie Insurance Company, Erie Indemnity Company, Attorney-in-Fact for Erie
                                          Insurance  Exchange,   Erie  Insurance Property   &  Casualty   Company   and
                                          Flagship City Insurance  Company since September 1993;  Chairman of the Board of Erie Insurance  Company of New York since  April  1994.  Chairman  of  the
                                          Executive Committee of the Company and the    Erie     Indemnity     Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange since November 1990;  Interim
                                          President and Chief Executive  Officer of   the   Company,   Erie   Indemnity
                                          Company,   Attorney-in-Fact  for  Erie Insurance  Exchange,   Erie  Insurance
                                          Company,  Erie  Insurance  Property  & Casualty   Company,    Flagship   City
                                          Insurance  Company and Erie  Insurance Company  of New York from  January  1,
                                          1996 to February 12, 1996; Chairman of the Board, Chief Executive Officer and
                                          Chairman of the Executive Committee of the Company,  Erie Indemnity  Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange  and Erie  Insurance  Company
                                          for  more   than  five   years   prior thereto;    Director--Erie   Insurance
                                          Company,   Flagship   City   Insurance Company,   Erie   Indemnity   Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange,  Erie  Insurance  Property &
                                          Casualty   Company,   Erie   Insurance Company   of  New  York  and   Integra
                                          Financial Corporation.

Dr. Irvin H. Kochel 2                     Director since 1970.  Retired Assistant Vice President Emeritus, The
       74                                 Pennsylvania State University; Director--Erie Insurance Company and Erie Indemnity
                                          Company, Attorney-in-Fact for Erie Insurance Exchange.

Edmund J. Mehl 1,2C,4                     Director since 1969.  Retired Chairman and Chief Executive Officer,
       74                                 Dispatch Printing, Inc.; Director--Erie Insurance Company, Erie Indemnity Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange,   Flagship  City   Insurance
                                          Company,  Erie  Insurance  Property  & Casualty  Company  and Erie  Insurance
                                          Company of New York.


1 Member of Executive Committee
2 Member of Audit Committee
4 Member of Nominating Committee
C Committee Chairman
* F. William Hirt is the brother of Susan Hirt Hagen and the brother-in-law of Thomas B. Hagen. Susan Hirt Hagen is the wife of Thomas B. Hagen.

                                          Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 04/01/98                                Held During the Last Five Years

Stephen A. Milne 1,5                      President, Chief Executive Officer and Director since February 12, 1996.
      49                                  President and Chief Executive Officer of the Erie Insurance Company,
                                          Erie Indemnity Company,  Attorney-in-Fact  for  Erie  Insurance
                                          Exchange,   Flagship  City   Insurance Company,  Erie  Insurance  Property  &
                                          Casualty  Company  and Erie  Insurance Company  of  New  York   since   1996;
                                          Executive  Vice  President of the Erie Insurance   Company,   Erie  Indemnity
                                          Company,   Attorney-in-Fact  for  Erie Insurance   Exchange,   Flagship  City
                                          Insurance   Company,   Erie  Insurance Property & Casualty  Company  and Erie
                                          Insurance    Company   of   New   York 1994-February       1996.       Owner,
                                          Bennett-Damascus    Insurance   Agency March  1991-December  31, 1993; Senior
                                          Vice  President-Agency  Division  Erie Insurance       Group       1988-1991.
                                          Director--Erie Insurance Company, Erie Indemnity  Company,   Attorney-in-Fact
                                          for Erie  Insurance  Exchange and Erie Insurance   Company   of   New   York,
                                          Flagship  City  Insurance  Company and Erie  Insurance  Property  &  Casualty
                                          Company.

Timothy G. NeCastro                       Senior Vice President and Controller of the Company, Erie Insurance
      37                                  Company, Erie Indemnity Company, Attorney-in-Fact for Erie Insurance
                                          Exchange,   Flagship  City   Insurance Company,  Erie  Insurance  Property  &
                                          Casualty  Company  and Erie  Insurance Company  of New  York  since  November
                                          1997.

John M. Petersen 1,5                      Director since 1980.  Retired; President and Chief Executive Officer of the
      69                                  Erie Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange, Erie Family
                                          Life Insurance Company, Erie Insurance Company,   Flagship   City   Insurance
                                          Company and Erie Insurance  Property & Casualty Company from 1993 to 1995 and
                                          Erie  Insurance  Company  of New  York from 1994-1995;  President,  Treasurer and  Chief  Financial  Officer  of the Erie Indemnity Company,
                                          Attorney-in-Fact    for    the    Erie Insurance  Exchange,   Erie  Insurance
                                          Company and Erie Family Life Insurance Company  from  November  1990,  and of
                                          Flagship  City  Insurance  Company and Erie  Insurance  Property  &  Casualty
                                          Company    since    1992   and   1993, respectively,   to   September   1993;
                                          President,    Treasurer    and   Chief Financial  officer of Erie Family Life
                                          Insurance  Company and Executive  Vice President,    Treasurer    and   Chief
                                          Financial    Officer   of   the   Erie Indemnity  Company,   Attorney-in-Fact
                                          for the Erie  Insurance  Exchange  and Erie  Insurance  Company for more than five years  prior  thereto;  Director, the Erie Insurance  Company,  Flagship
                                          City Insurance Company, Erie Indemnity Company,   Attorney-in-Fact  for  Erie
                                          Insurance  Exchange,   Erie  Insurance Property  &  Casualty  Company,   Erie
                                          Insurance  Company  of New  York,  and Spectrum Control.


1 Member of Executive Committee
5 Member of Investment Committee

                                          Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 04/01/98                                Held During the Last Five Years

Seth E. Schofield 3,4C                    Director since 1991.  Retired; Chairman of the Board and Chief Executive
       58                                 Officer, USAir, Inc. from 1992 to January 1996; President and Chief Executive
                                          Officer,  USAir,  Inc.  from  1991  to 1992;  President  and Chief  Operating
                                          Officer,  USAir,  Inc.  from  1990  to 1991; Executive Vice President, USAir,
                                          Inc.  from 1989 to 1990;  Chairman  of the  Board  and  a  Director,  Greater
                                          Pittsburgh    Chamber   of   Commerce; Director,  the Erie Indemnity Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange,  Erie Insurance Company, PNC
                                          Bank,  N.A., USX  Corporation,  Calgon Carbon Corporation,  and Desai Capital
                                          Management.

Jan R. Van Gorder 1                       Senior Executive Vice President, Secretary and General Counsel since
       50                                 1990.  Director since September 1990.  Senior Executive Vice President, Secretary
                                          and   General   Counsel  of  the  Erie Insurance   Company,   Erie  Indemnity
                                          Company,   Attorney-in-Fact  for  Erie Insurance  Exchange since 1990, and of
                                          Flagship  City  Insurance  Company and Erie  Insurance  Property  &  Casualty
                                          Company    since    1992   and   1993, respectively  and  of  Erie  Insurance
                                          Company of New York since  April 1994; Senior Vice  President,  Secretary and
                                          General  Counsel of the Company,  Erie Insurance  Company and Erie  Indemnity
                                          Company,   Attorney-in-Fact  for  Erie Insurance  Exchange for more than five
                                          years  prior  thereto;  Director--Erie Insurance   Company,   Flagship   City
                                          Insurance   Company,   Erie  Insurance Property  &  Casualty  Company,   Erie
                                          Insurance Company of New York and Erie Indemnity  Company,   Attorney-in-Fact
                                          for Erie Insurance Exchange.

Harry H. Weil 2,3,5C                      Director since 1995.  Senior Partner, Reed, Smith, Shaw & McClay,
       64                                 Attorneys, since 1980, Partner 1969 to 1980, Associate 1964 to 1969;
                                          Director--Erie Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange,
                                          Erie Insurance Company and Calgon Carbon Corporation

Douglas F. Ziegler                        Senior Vice President, Treasurer and Chief Investment Officer of the
       47                                 Company since October 1993.  Senior Vice President, Treasurer and Chief Investment
                                          Officer of the Erie Insurance Company, Erie Indemnity Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange,   Flagship  City   Insurance
                                          Company and Erie Insurance  Property & Casualty  Company  and Erie  Insurance
                                          Company  of New York.  Director - Erie Insurance Company of New York.

1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairman

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

The following table sets forth the compensation paid by the Company during each of the three fiscal years ended December 31, 1997, 1996, and 1995, to the chief executive officer of the Company and the four other most highly compensated executive officers of the Company during 1997 for services rendered in all capacities to the Company, Erie Indemnity Company, Erie Insurance Exchange (the "Exchange") and their subsidiaries and affiliates.

                                          Annual Compensation

Name and                                            Other Annual    All Other(2)
Principal Position      Year   Salary    Bonus(1)   Compensation    Compensation

Stephen A. Milne        1997  $539,462   $174,697    $  1,014       $  66,219
Chief Executive         1996   467,305     39,351       1,014          26,020
Officer                 1995   245,611     26,623         927          39,993

Jan R. Van Gorder       1997  $321,032   $103,469    $  2,268       $  26,263
Executive Vice          1996   312,555     25,433       1,014          26,431
President, Secretary    1995   296,095     26,725       1,029          29,625
& General Counsel

John J. Brinling,       1997  $214,395   $ 68,733    $  2,268       $  27,209
Jr., Executive          1996   202,126     34,652         946          24,098
Vice President of       1995   184,104     20,853         877          28,837
EFL

Philip A. Garcia        1997  $160,703   $ 58,744   $     383       $   4,470
Executive Vice          1996   142,255      9,039         332           3,966
President & Chief       1995   132,617      7,905         201           3,114
Financial Officer(3)

Dennis M. Geib          1997  $166,533   $ 52,127   $   1,943       $   4,094
Senior Vice             1996   158,261     10,157       1,900           4,072
President               1995   148,365      8,868       1,841           3,300


(1) The amounts indicated in the bonus column above represent amounts earned by the named executives during 1997 under the Company's annual incentive plan. The purpose of the annual incentive plan is to promote the best interests of the Erie Insurance Group while enhancing shareholder value of the Company by basing a portion of selected employees' compensation on the performance of such employee and the Company. Performance measures are established by the Executive Compensation Committee based on the attainment of individual performance goals and Company financial goals compared to a selected peer group.

(2) Amounts shown include matching contributions made by the Company pursuant to the Company's Employee Savings Plan, premiums paid by the Company on behalf of the named individuals on the Split Dollar Plan insurance policies and miscellaneous expense reimbursements. For the year 1997, contributions made to the Employee Savings Plans amounted to $12,194, $8,676, $6,432, $4,470, and $4,094 on behalf of Messrs. Milne, Van
       Gorder, Brinling, Garcia and Geib, respectively. For the year 1996, contributions to the Employee Savings Plan amounted to $11,729, $8,689, $6,026, $3,966, and $4,072 on behalf of Messrs. Milne, Van Gorder, Brinling, Garcia and Geib. For the year 1995, contributions made to the Employee Savings Plan amounted to $5,424, $6,849, $4,910, $3,114, and $3,300 on behalf of Messrs. Milne, Van Gorder, Brinling, Garcia and Geib, respectively. Premiums paid during 1997 for Split Dollar Life insurance policies for Messrs. Milne, Van Gorder, Brinling, Garcia and Geib, respectively, are as follows: $51,531, $17,587, $17,700, $-0- and $-0-.
       Premiums paid during 1996 for Split Dollar Life insurance policies for Messrs. Milne, Van Gorder, Brinling, Garcia and Geib, respectively, are as follows: $14,291, $17,742, $18,072, $-0- and $-0-. Premiums paid during 1995 for Split Dollar Life insurance policies for Messrs. Milne, Van Gorder, Brinling, Garcia and Geib are as follows: $28,786, $17,420, $18,144, $-0- and $-0-. The Company is entitled to recover the premiums from any proceeds paid on such Split Dollar Life insurance policies and has retained a collateral interest in each policy to the extent of the premiums paid with respect to such policies. For the year 1997, miscellaneous expense reimbursements amounted to $2,494, $-0-, $3,077, $-0- and $-0- for Messrs. Milne, Van Gorder, Brinling, Garcia and Geib. For the year 1996, no miscellaneous expenses were incurred for Messrs. Milne, Van Gorder, Brinling, Garcia and Geib. For the year 1995, miscellaneous expense reimbursements amounted to $5,783, $5,356, $5,783, $-0- and $-0- for Messrs. Milne, Van Gorder, Brinling, Garcia and Geib, respectively.

 (3) Mr. Garcia became Executive Vice President and Chief Financial Officer on October 2, 1997.

Agreements with Executive Officers

Upon the recommendation of the Executive Compensation Committee of the Company's Board of Directors the Company entered into employment agreements in December, 1997 with the following four senior executive officers of the Company: John J. Brinling, Jr., Executive Vice President of the Company; Stephen A. Milne,
President and Chief Executive Officer; Philip A. Garcia, Executive Vice President and Chief Financial Officer of the Company, and Jan R. Van Gorder, Senior Executive Vice President, Secretary and General Counsel of the Company. The employment agreements have the following principal terms:

(a) For Mr. Milne a four year term expiring in December, 2001 and for the other executives a two year term expiring in December, 1999, unless the agreement is theretofore terminated in accordance with its terms, with or without cause, or due to the disability or death of the officer or notice of non-renewal is given by the Company or the executive 30 days before any anniversary date;

(b) A minimum annual base salary at least equal to the executive's annual base salary at the time the agreement was executed, subject to periodic review to reflect the executive's performance and responsibilities, competitive compensation levels and the impact of inflation;

(c) The eligibility of the executive under the Company's incentive compensation programs and employee benefit plans;

(d) The establishment of the terms and conditions upon which the executive's employment may be terminated by the Company and the compensation of the executive in such circumstances. The agreements provide generally, among other things, that if the employment of an executive is terminated without Cause (as defined in the agreement) by the Company or by the executive for Good Reason (as defined in the agreement) then the executive shall be entitled to receive an amount equal to the sum of: (i) three times his highest annual base salary during the preceding three years plus an amount equal to the total of the executive's highest awards during the preceding three years under the Company's bonus and other short-term incentive compensation plans; (ii) any award or other compensation to which the executive is entitled under any of the Company's incentive compensation programs and employee benefit plans as well as for the continuing participation, for a period of three years following termination, in all life, medical and dental insurance programs and other benefit plans to the extent the executive and his dependents were eligible to participate in such programs immediately prior to his termination; and (iii) accrued benefits under the Company's
         Supplemental Executive Retirement Plan become immediately vested and nonforfeitable.

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


                                  LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------------
Name              Number of Shares,                   Performance                          Estimated Future Payouts
                    Shares, Units or                or Other Period                            Under Non-Stock
                    Other Rights (#)               Until Maturation                            Price-Based Plans
                                                        or Payout
--------------------------------------------------------------------------------------------------------------------------
                  Phantom Share Units                                  Threshold          Target          Maximum(1)
--------------------------------------------------------------------------------------------------------------------------

Milne, S.                    45,839                   1997-1999            -0-            $188,812
Van Gorder, J.               27,279                   1997-1999            -0-            $112,361
Brinling, J.                 18,218                   1997-1999            -0-            $ 75,038           NONE
Garcia, P.                   12,719                   1997-1999            -0-            $ 52,390
Geib, D.                     14,120                   1997-1999            -0-            $ 58,160


The Company has established a Long-Term Incentive Plan that is designed to enhance the growth and profitability of the Company by providing the incentive of long term rewards to key employees who are capable of having a significant impact on the performance of the Company; to attract and retain employees of outstanding competence and ability; and to further align the interest of such employees with those of shareholders of the Company. Each of the named executives has been granted awards of phantom share units under the Company's Long-Term Incentive Plan based upon a target award calculated as a percentage of the executives' base salary. The total value of any phantom share units will be determined at the end of the performance period based upon the growth in the Company's retained earnings. Each executive will then be entitled to receive shares of restricted Class A Common Stock of the Company equal to the dollar value of the phantom share units at the end of the performance period. The vesting period for the restricted Class A common shares issued to each executive is three years after the end of the performance period. If an executive ceases to be an employee prior to the end of the performance period, the executive forfeits all phantom share units awarded. If an executive ceases to be an employee prior to the end of the vesting period, the executive forfeits all unvested restricted shares previously granted.

(1) There is no maximum payout limitation for a specific performance period. However, the maximum value of phantom share units that may be earned by any named executive in any year shall not exceed $500,000.

Pension Plan

The following table sets forth the estimated total annual benefits payable upon retirement at age 65 under the Erie Insurance Group Retirement Plan for Employees and the Supplemental Employee Retirement Plan.

                            PENSION PLAN TABLE

                                    Years of Service
Remuneration      15           20        25          30            35
--------------------------------------------------------------------------
$ 200,000       60,000       80,000    100,000      120,000      120,000
  250,000       75,000      100,000    125,000      150,000      150,000
  300,000       90,000      120,000    150,000      180,000      180,000
  350,000      105,000      140,000    175,000      210,000      210,000
  400,000      120,000      160,000    200,000      240,000      240,000
  450,000      135,000      180,000    225,000      270,000      270,000
  500,000      150,000      200,000    250,000      300,000      300,000
  550,000      165,000      220,000    275,000      330,000      330,000
  600,000      180,000      240,000    300,000      360,000      360,000
  650,000      195,000      260,000    325,000      390,000      390,000
  700,000      210,000      280,000    350,000      420,000      420,000
  750,000      225,000      300,000    375,000      450,000      450,000

The compensation covered by such plan is the base salary reported in the Summary Compensation Table.

Under the pension plan, credited years of service is capped at 30 years. Credited years of service for each of the individuals named in the Summary Compensation Table is as follows: Stephen A. Milne - 21 years, Jan R. Van Gorder
- 17 years, John J. Brinling, Jr. - 30 years, Philip A. Garcia - 17 years and Dennis Geib - 17 years.

The benefits under such plan are computed on the basis of straight-life annuity amounts and a life annuity with a ten-year certain benefit. The benefits listed in the Pension Plan Table are not subject to deduction for Social Security or other offset amounts. The information in the foregoing table does not reflect certain limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"). Beginning in 1994, the Code prohibits the inclusion of earnings in excess of $150,000 per year (adjusted periodically for cost-of-living increases) in the average earnings used to calculate benefits. The Code also limits the maximum annual pension (currently $130,000, but adjusted periodically for cost-of-living increases) that can be paid to each eligible employee. A Supplemental Employee Retirement Plan for senior management is in effect which provides benefits in excess of the earnings limitations imposed by the Internal Revenue Code of 1986 (as amended) similar to these provided to all other full time employees as if the IRS limitations were not in effect. These benefits are incorporated into the Pension Plan Table.

Director Compensation

The annual retainer for directors of all members of the Group, including the Company, is $25,000, plus $1,500 for each meeting attended and $1,500 for each committee meeting attended plus an additional $2,000 per year for each committee chairperson. In addition, all directors are reimbursed for their expenses incurred in attending meetings. Officers of the Company who serve as directors are not compensated separately for attendance at meetings of the Board of Directors and its committees. The total amount allocated to the Company for directors fees in 1997 was $111,068. Director Petersen also is compensated pursuant to a consulting arrangement as disclosed in Item 13.

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

Report of the Executive Compensation Committee of the Company

The Committee is charged with the duty of recommending to the Board of Directors the compensation of the three highest paid officers of the Company and such other officers as are determined by the Board of Directors, recommending to the Board of Directors all forms of bonus compensation including incentive programs that would be appropriate for the Company and to undertake such other responsibilities as may be delegated to it by the Board of Directors. The Board has authorized the Compensation Committee to consider the compensation of the four highest paid officers, including the CEO. The Committee is composed of four directors who are not officers or employees of the Company or any of its affiliates. The purpose of the Committee is to determine the level and composition of compensation that is sufficient to attract and retain top quality executives for the Company.

The objectives of the executive compensation practices are to (1) attract, reward and retain key executive talent and (2) to motivate executive officers to perform to the best of their abilities and to achieve short-term and long-term corporate objectives that will contribute to the overall goal of enhancing stockholder and policyholder value. To that end, compensation comparisons are made to benchmark positions at other insurers in terms of compensation levels and composition of the total compensation mix.

Under federal tax laws, the Company is not allowed a federal income tax deduction for compensation, under certain circumstances, paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any fiscal year. No officer of the Company has received compensation in excess of $1 million in any fiscal year to date. The Compensation Committee may consider adopting policies with respect to this limitation on deductibility when appropriate.

The Committee reviewed the salary ranges and base salaries of the four highest paid executives including the Chief Executive Officer, in 1997. The Committee has position descriptions for the four highest paid executives of the Company, including the Chief Executive Officer, which define the responsibilities and duties of each position. The position descriptions also delineate the functional areas of accountability and the qualifications and skills required to perform such responsibilities and duties. The Committee then reviews the salary ranges for the Chief Executive Officer and the other three highest paid senior executives, comparing the ranges to third party data compiled for similar positions with other property and casualty insurers. In reviewing the salary ranges for the four highest paid executives, including the Chief Executive Officer, the Committee references Sibson's Management Compensation Survey published annually by Sibson & Company, Inc., which summarizes compensation data for more than 100 insurance companies. The data is reported by position and by company asset size and by premium volume. The unique aspects of each position, its duties and responsibilities, the effect on the performance of the Company, the number of employees supervised directly and other criteria are also considered in setting the base salaries. The Committee also secured the services of Towers Perrin, a nationally recognized consulting firm with specific expertise in the insurance industry to make recommendations regarding executive compensation.

The level of compensation for each executive reflects his or her skills, experience and job performance. Normally, base salary will not be less than the minimum for the salary range established for each position. Executives with a broader range of skills, experience and consistently high performance with the Company may receive compensation above the midpoint for the established salary range.

Compensation for the Chief Executive Officer consists primarily of salary, annual incentive and long-term incentive payments, and minor perquisites which amount to less than 10% of the Chief Executive Officer's salary and bonus. The Board approved adoption of an annual incentive plan and long-term incentive plan for senior executives of the Company as recommended by the Executive
Compensation Committee at its meeting of March 11, 1997. The purpose of the annual incentive plan is to promote the best interests of the Company and to promote the attainment of significant business objectives for the Company by basing a portion of the executives' compensation on the attainment of both premium growth and underwriting profitability goals. The annual incentive plan will be paid in cash only.

Annual Incentive Plan target award levels, expressed as a percent of base salary, are established annually by the Executive Compensation Committee and approved by the Board of Directors. Payments under the Annual Incentive Plan are based on a combination of individual executive performance and company performance.

The Long-Term Incentive Program, which was approved by shareholders April 29, 1997, is designed to maximize returns to stockholders by linking executive compensation to the overall profitability of the Company. Target award amounts, expressed as a percentage of base salary, are determined by comparisons to peer companies and approved by the Executive Compensation Committee and the Board of Directors.

Performance factors applicable to the Company, such as property and casualty insurance loss ratios, investment portfolio returns, overall company profitability, as well as other factors are considered in evaluating the Chief Executive Officer's performance. Such performance factors were considered in approving Mr. Milne's 1997 compensation.

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

Erie Indemnity Company Executive Compensation Committee:

                Peter B. Bartlett, Chairman
                J. Ralph Borneman, Jr.
                Seth E. Schofield
                Harry H. Weil

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of 2/28/98

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
  100 Erie Insurance Place              Direct
  Erie, PA

(b) Shares  beneficially  owned  directly or  indirectly  by all  Directors  and
Officers:

    Name & Address                        Shares
      of Beneficial                    Beneficially                Percent of
          Owner                           Owned                      Class


  Peter B. Bartlett                                 0                   --
  65 Egbert Street
  Bay Head, NJ 08742

  Samuel P. Black, III                        132,397                  1.40%
  1091 Dutch Road
  Fairview, PA  16415

  J. Ralph Borneman                             1,536                   .02%
  160 N. Funk Road
  Boyertown, PA  19512

  Patricia A. Goldman                             100                    --
  3026 1/2 Q Street, NW
  Washington, DC 20007

  Susan Hirt Hagen                                300                    --
  5727 Grubb Rd.
  Erie, PA  16506

  Thomas B. Hagen                             154,482                  1.63%
  5727 Grubb Rd.
  Erie, PA  16506

  F. William Hirt                             167,034                  1.77%
  3270 Kingston Court
  Erie, PA  16506

  Dr. Irvin H. Kochel                           6,249                   .07%
  4637 Reese Road
  Erie, PA  16510

 (b) Shares  beneficially  owned  directly or  indirectly  by all  Directors and
Officers:

     Name & Address                       Shares
     of Beneficial                     Beneficially                Percent of
         Owner                            Owned                       Class

  Edmund J. Mehl                               12,150                 .13%
  504 Frontier Dr.
  Erie, PA  16505

  Stephen A. Milne                                200                  --
  100 Culbertson Drive
  Lake City, PA 16423

  John M. Petersen                             89,141                 .94%
  124 Voyageur Dr.
  Erie, PA  16505

  Seth E. Schofield                                 0                  --
  8600 South Ocean Drive #1106
  Jensen Beach, FL 34957

  Jan R. Van Gorder                                75                  --
  6796 Manchester Beach Road
  Fairview, PA  16415

  Harry H. Weil                                   100                  --
  7 Foxwood Drive
  Pittsburgh, PA   15238

  John J. Brinling, Jr.                         1,260                 .01%
  1522 Sumner Drive
  Erie, PA  16505

  Robert H. Dreyer                                600                 .01%
  465 Hawthorne Trace
  Fairview, PA  16415

  Philip Alan Garcia                            1,275                 .01%
  786 Stockbridge Drive
  Erie, PA  16505

  Timothy G. NeCastro                               0                  --
  124 West 37th Street
  Erie, PA  16508

  Douglas F. Ziegler                              270                  --
  378 Ridgeview Drive
  Erie, PA  16505

  Officers and directors
  as a group (19 persons)                     567,169(2)             6.00%(2)

     (1) The Exchange is a reciprocal insurance exchange controlled by its subscribers, each of whom has designated Erie Indemnity Company as such subscriber's attorney-in-fact for certain purposes, including Indemnity's holding of Common Stock of the Company. 76.2% of the outstanding voting stock of Erie Indemnity Company is owned beneficially by a trust established by H. O. Hirt, the father of
         F. William Hirt and Susan H. Hagen and the father-in-law of Thomas B. Hagen. Mr. Hirt and Mrs. Hagen are beneficiaries of the trust and are co-trustees with Mellon Bank, N.A. An additional 13.4% of the Erie Indemnity Company voting stock is beneficially owned by Samuel P. Black, III.

     (2) Includes direct and indirect beneficial ownership and shares owned by and with spouses.

(c) There are no contractual arrangements known to the Company which may result in a change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Directors Black and Borneman are officers and principal shareholders of insurance agencies which receive insurance commissions in the ordinary course of business from Erie Family Life and its affiliates in accordance with such companies standard commission schedules and agents' contracts. Such payments to the agencies for commissions written on insurance policies from the property and casualty affiliated insurers and Erie Family Life Insurance Company amounted to $2,540,612 and $626,760 for the Body-Borneman Agency and the Black and Associates Agency respectively. Of these amounts, the Company paid commissions of $108,845 to the Body-Borneman Agency and $58,668 to the Black and Associates Agency in 1997.

     Director Mehl is the retired Chairman and Chief Executive Officer of Dispatch Printing, Inc., a company owned by his family members. Payments for printing services from the company, and its affiliates, to Dispatch Printing, Inc. amounted to $65,507 in 1997.

     Director and former President and CEO, and previous Chief Investment Officer of the Erie Insurance Group of Companies, John M. Petersen, who retired as an employee of the Company on December 31, 1995, entered into a consulting arrangement with the Company effective January 2, 1996. Under the terms of the arrangement, the Company engaged Mr. Petersen as a consultant to furnish the Company, the Erie Insurance Exchange, and Erie Indemnity Company and its pension trust, with investment services with respect to their investments in common stocks. As compensation for services rendered by Mr. Petersen, a fee of .15 of 1 percent, on an annualized basis, of the total fair market value of the common stock under management, is paid to Mr. Petersen. The Company also pays for all necessary and reasonable expenses related to Mr. Petersen's consulting services performed under this arrangement. The compensation paid to Mr. Petersen, under this arrangement in 1997, was $2,836,883 of which $30,393 was allocated to the Company.

                                                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements of the Company and the report of independent certified public accountants are incorporated herein by reference to pages 24 through 32 in the Company's annual report to shareholders for the year ended December 31, 1997.

               Independent Auditor Report
               Statements of Financial Position - December 31, 1997 and 1996 Statements of Operations for the years ended December 31, 1997,
                 1996  and 1995
               Statements of Cash Flows for the years ended December  31, 1997,
                 1996 and 1995
               Statements  of  Shareholders' Equity for the years ended
                 December 31, 1997, 1996 and 1995
               Notes to Financial Statements

          (2) The following financial statement schedules are included in this report on FORM 10-K:

                                                                      Page

               Independent Auditors' Report on Schedules               25

               Schedule I - Summary of Investments other than
               investments in related parties                          26

               Schedule V - Supplementary Insurance Information        27

               Schedule VI - Reinsurance                               28

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

      (3) Exhibits:

Exhibit
Number         Description of Exhibit

10.1        1997 Annual Incentive Plan of Erie Indemnity Company

10.2        Erie Indemnity Company Long-Term Incentive Plan

10.3 Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.4 Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.5 Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.6 Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

13 1997 Annual Report to Security Holders. Reference is made to the Annual Report furnished to the Commission, herewith.

27          Financial Data Schedule


          All exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(b) No reports on Form 8-K have been filed or were required to be filed during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 11, 1998    ERIE FAMILY LIFE INSURANCE COMPANY
                                  (Registrant)


                                  Principal Officers

                                /s/ Stephan A. Milne
                   Stephen A. Milne, President and C.E.O.


                                /s/ Jan R. Van Gorder
    Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel


                                  /s/ Philip A. Garcia
                 Philip A. Garcia, Executive Vice President & CFO


                                  /s/ Timothy G. NeCastro
               Timothy G. NeCastro, Senior Vice President & Controller


                              Board of Directors


/s/ Peter B. Bartlett                              /s/ Irvin H. Kochel
  Peter B. Bartlett                                Dr. Irvin H. Kochel

/s/ Samuel P. Black, III                            /s/ Edmund J. Mehl
  Samuel P. Black, III                                 Edmund J. Mehl

/s/ J. Ralph Borneman                              /s/ Stephen A. Milne
  J. Ralph Borneman                                   Stephen A. Milne

/s/ Patricia A. Goldman                             /s/ John M. Petersen
  Patricia A. Goldman                                  John M. Petersen

/s/ Susan Hirt Hagen                                /s/ Seth E. Schofield
  Susan Hirt Hagen                                     Seth E. Schofield

/s/ Thomas B. Hagen                                 /s/ Jan R. Van Gorder
  Thomas B. Hagen                                      Jan R. Van Gorder

/s/  F. William Hirt                                /s/ Harry H. Weil
   F. William Hirt                                     Harry H. Weil

                                           INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Erie Family Life Insurance Company

We have audited the statements of financial position of Erie Family Life Insurance Company (Company) as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, as contained in the 1997 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Brown Schwab Bergquist & Co.





Erie, Pennsylvania
February 17, 1998

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES


                                                            December 31, 1997

                                                                   Cost or                                      Amount at which
                                                                  Amortized                 Market                Shown in the
Type of Investment                                                  Cost                    Value                Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------

Fixed Maturities Available-for-sale

U. S. Treasuries                                         $              4,267,607 $             4,810,992 $              4,810,992
U. S. Government Agency                                                27,519,035              27,945,095               27,945,095
States & Political Subdivisions                                         2,058,330               2,213,302                2,213,302
Special Revenue                                                        14,209,832              15,315,426               15,315,426
Public Utilities                                                       80,490,970              82,745,511               82,745,511
U. S. Banks, Trusts, and Insurance Companies                           99,820,214             105,584,765              105,584,765
U. S. Industrial and Miscellaneous                                    285,565,364             297,590,104              297,590,104
Foreign Governments - Agency                                            2,987,776               2,347,500                2,347,500
Foreign Banks, Trusts, and Insurance Companies                          5,000,000               5,099,000                5,099,000
Foreign Industrial and Miscellaneous                                   13,873,515              14,525,792               14,525,792
-----------------------------------------------------------------------------------------------------------------------------------
      Total Fixed Maturities available-for-sale          $            535,792,643 $           558,177,487 $            558,177,487
-----------------------------------------------------------------------------------------------------------------------------------

Equity Securities

Common Stock
U. S. Banks, Trusts and Insurance Companies              $                730,500 $               939,375 $                939,375
U. S. Industrial and Miscellaneous                                     27,648,458              27,400,370               27,400,370

Non-Redeemable Preferred Stocks:
Public Utilities                                                        4,000,000               4,050,080                4,050,080
U. S. Banks, Trusts and Insurance Companies                            55,302,065              62,183,928               62,183,928
U. S. Industrial and Miscellaneous                                     12,440,871              14,240,640               14,240,640
Foreign Banks, Trusts, and Insurance Companies                          7,765,000               7,967,500                7,967,500
Foreign Industrial and Miscellaneous                                    3,900,000               4,060,000                4,060,000
-----------------------------------------------------------------------------------------------------------------------------------
Total Equity Securities                                  $            111,786,894 $           120,841,893 $            120,841,893
-----------------------------------------------------------------------------------------------------------------------------------
Real Estate
   Investment Property                                   $              1,624,306 $             1,624,306 $              1,624,306
Policy Loans                                                            5,099,671               5,099,671                5,099,671
Mortgage Loans                                                         10,049,733              10,049,733               10,049,733
Other Invested Assets                                                   7,240,282               7,240,282                7,240,282
-----------------------------------------------------------------------------------------------------------------------------------
Total Investments                                        $            671,593,529 $           703,033,372 $            703,033,372
-----------------------------------------------------------------------------------------------------------------------------------

SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION


                                                                  At December 31,
                                 ------------------------------------------------------------------------------------
                                       Deferred               Future
                                        Policy                Policy                                   Other
                                      Acquisition           Benefits &           Unearned             Policy
Segment                                  Costs               Deposits            Premium              Claims
---------------------------------------------------------------------------------------------------------------------

1997
Ordinary Life Insurance       $        55,958,508          127,064,469            131,926             1,839,677
Group Life Insurance                            0            1,189,498                  0               210,000
Annuities                               8,608,577          489,444,701                  0                     0
Supplemental Contracts                          0              876,054                  0                     0
---------------------------------------------------------------------------------------------------------------------
     Total                    $        64,567,085          618,574,722            131,926             2,049,677
---------------------------------------------------------------------------------------------------------------------

1996
Ordinary Life Insurance       $        50,586,096          107,704,284            119,145             1,612,105
Group Life Insurance                            0            1,135,755                  0                91,000
Annuities                               7,440,332          450,570,003                  0                     0
Supplemental Contracts                          0              889,669                  0                     0
---------------------------------------------------------------------------------------------------------------------
     Total                    $        58,026,428          560,299,711            119,145             1,703,105
---------------------------------------------------------------------------------------------------------------------

1995
Ordinary Life Insurance       $        43,893,056           93,756,432            104,951               823,618
Group Life Insurance                            0              984,149                  0                73,408
Annuities                               6,869,236          405,346,808                  0                     0
Supplemental Contracts                          0              872,745                  0                     0
---------------------------------------------------------------------------------------------------------------------
     Total                    $        50,762,292          500,960,134            104,951               897,026
---------------------------------------------------------------------------------------------------------------------




                                                       For the Years Ended December 31,
                                 -------------------------------------------------------------------------------------------------
                                                                                                Amortization
                                                            Net                Life &            of Deferred               Other
                                     Policy              Investment           Annuity            Acquisition             Operating
Segment                           Revenues (a)             Income             Benefits              Costs                Expenses
----------------------------------------------------------------------------------------------------------------------------------

1997
Ordinary Life Insurance       $     32,826,827           14,659,150         18,511,338             3,607,634            7,911,668
Group Life Insurance                 2,363,002               82,350          1,367,179                     0              590,861
Annuities                                3,643           35,110,681         27,614,299                87,332            1,088,065
Supplemental Contracts                       0               62,111             51,604                     0                4,163
----------------------------------------------------------------------------------------------------------------------------------
     Total                    $     35,193,472           49,914,292         47,544,420             3,694,966            9,594,757
----------------------------------------------------------------------------------------------------------------------------------

1996
Ordinary Life Insurance       $     29,038,797           13,165,970         17,434,872             2,456,879            7,078,531
Group Life Insurance                 2,073,494               75,877          1,040,741                     0              483,232
Annuities                                3,871           32,641,980         25,061,905               684,471            1,785,210
Supplemental Contracts                       0               65,142             47,430                     0                4,280
----------------------------------------------------------------------------------------------------------------------------------
     Total                    $     31,116,162           45,948,969         43,584,948             3,141,350            9,351,253
----------------------------------------------------------------------------------------------------------------------------------

1995
Ordinary Life Insurance       $     25,764,413           11,329,270         14,372,964             1,813,419            7,541,883
Group Life Insurance                 1,854,910               59,239          1,035,599                     0              360,556
Annuities                              454,674           29,509,614         22,664,856               544,708            2,281,533
Supplemental Contracts                       0               64,689             53,930                     0                4,101
----------------------------------------------------------------------------------------------------------------------------------
     Total                    $     28,073,997           40,962,812         38,127,349             2,358,127           10,188,073
----------------------------------------------------------------------------------------------------------------------------------

(a) Net of reinsurance ceded

                                                SCHEDULE VI - REINSURANCE

                                                                                                                         Percentage
                                                                     Ceded to           Assumed                           of Amount
                                                  Gross               Other           From Other             Net           Assumed
                                                  Amount             Companies          Companies            Amount         to Net
-----------------------------------------------------------------------------------------------------------------------------------

December 31, 1997
Life Insurance in force                     $ 11,888,559,000      1,167,467,000        33,049,000       10,754,141,000        0.31%
Premiums for the year
  Life Insurance                                  36,587,421          3,760,594                 0           32,826,827        -0-
  Group                                            2,257,474                  0           109,171            2,366,645        4.61%
-----------------------------------------------------------------------------------------------------------------------------------
     Total Premiums                         $     38,844,895          3,760,594           109,171           35,193,472        0.31%
-----------------------------------------------------------------------------------------------------------------------------------

December 31, 1996
Life Insurance in force                     $ 10,766,917,000      1,151,610,000        31,655,000        9,646,962,000        0.33%
Premiums for the year
  Life Insurance                                  32,673,673          3,634,876                 0           29,038,797        -0-
  Group                                            1,994,659                  0            82,706            2,077,365        3.98%
-----------------------------------------------------------------------------------------------------------------------------------
     Total Premiums                         $     34,668,332          3,634,876            82,706           31,116,162        0.27%
-----------------------------------------------------------------------------------------------------------------------------------

December 31, 1995
Life Insurance in force                     $  9,537,687,000      1,197,855,000        31,108,000        8,370,940,000        0.37%
Premiums for the year
  Life Insurance                                  29,118,897          3,354,484                 0           25,764,413        -0-
  Group                                            2,205,144                  0           104,440            2,309,584        4.52%
-----------------------------------------------------------------------------------------------------------------------------------
     Total Premiums                         $     31,324,041          3,354,484           104,440           28,073,997        0.37%
-----------------------------------------------------------------------------------------------------------------------------------


                                     EXHIBIT INDEX

                      (Pursuant to Item 601 of Regulation S-K)

                                                                  Sequentially
Exhibit                                                              Numbered
Number                 Description of Exhibit                          Page

10.1    1997 Annual Incentive Plan of Erie Indemnity Company            30

10.2    Erie Indemnity Company Long-Term Incentive Plan                 35

10.3    Employment Agreement dated December 16, 1997 by and
          between Erie Indemnity Company and Stephen A. Milne           45

10.4    Employment Agreement dated December 16, 1997 by and
          between Erie Indemnity Company and Jan R. Van Gorder          62

10.5    Employment Agreement dated December 16, 1997 by and
          between Erie Indemnity Company and Philip A. Garcia           79

10.6    Employment Agreement dated December 16, 1997 by and
          between Erie Indemnity Company and John J. Brinling, Jr.      96

13      1997 Annual Report to Security Holders.  Reference is made to the Annual Report furnished to the Commission, herewith.  113

27      Financial Data Schedule                                        148