Form 10-Q
period 1998-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 1998-05-13
CIK 33416

1




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on April 30, 1998.

                                      INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--March 31, 1998 and December 31, 1997

        Statements of Operations--three months ended March 31, 1998 and 1997

        Statements of Comprehensive Income--three months ended March 31, 1998 and 1997

        Statements of Cash Flows--three months ended March 31, 1998 and 1997

        Notes to Financial Statements--March 31, 1998

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Part I.  Financial Information
                                            STATEMENTS OF FINANCIAL POSITION

                                                                         March 31,                 December 31,
ASSETS                                                                      1998                       1997
                                                                     --------------              ---------------
                                                                        (Unaudited)

Investments:
      Fixed Maturities available-for-sale, at fair
        value (amortized cost of $563,862,789
        and $535,792,641, respectively)                              $  585,805,804              $  558,177,487
      Equity Securities, at fair value
        (cost of $106,879,850 and $111,786,894,
        respectively)                                                   119,846,559                 120,841,893
      Real Estate                                                         1,603,591                   1,624,306
      Policy Loans                                                        5,261,975                   5,099,671
      Real Estate Mortgage Loans                                         10,014,951                  10,049,733
      Other Invested Assets                                              11,101,531                   7,240,282
                                                                     --------------              --------------

        Total Investments                                            $  733,634,411              $  703,033,372

Cash and cash equivalents                                                32,827,451                  42,287,398
Premiums Receivable        from Policyholders                             3,174,793                   3,471,385
Reinsurance Recoverable                                                     475,504                     350,837
Other Receivables                                                           226,378                     182,711
Accrued Interest and Dividends                                           11,901,193                  10,273,259
Deferred Policy Acquisition Costs                                        65,873,928                  64,567,085
Prepaid Federal Income Taxes                                                      0                     146,984
Reserve Credit For Reinsurance Ceded                                      5,293,115                   5,041,530
Other Assets                                                              4,220,672                   3,179,302
                                                                     --------------              --------------

        Total Assets                                                 $  857,627,445              $  832,533,863
                                                                     ==============              ==============


See notes to financial statements.

                                           STATEMENTS OF FINANCIAL POSITION

                                                                          March 31,               December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                         1998                      1997
                                                                     --------------              -------------
                                                                        (Unaudited)

Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                                  $   60,598,198              $  59,413,782
        Policy and Contract Claims                                        1,851,557                  2,049,677
        Annuity Deposits                                                501,827,915                489,444,701
        Universal Life Deposits                                          72,149,710                 68,890,312
        Supplementary Contracts Not
          including Life Contingencies                                      627,901                    825,927
      Other Policyholder Funds                                            4,531,251                  6,595,330
      Current Federal Income Tax                                          2,120,911                          0
      Deferred Federal Income Tax                                        26,509,139                 24,409,317
      Reinsurance Premium Due                                               236,258                    424,745
      Accounts Payable and Accrued Liabilities                            2,114,049                  2,668,688
      Note Payable to Affiliate                                          15,000,000                 15,000,000
      Due to Affiliate                                                      927,424                  1,156,431
      Dividends Payable                                                   1,417,500                  1,275,752
                                                                     --------------              -------------

        Total Liabilities                                            $  689,911,813              $ 672,154,662
                                                                     --------------              -------------

Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
      Authorized 15,000,000 Shares; 9,450,000
      Shares Issued And Outstanding                                  $    3,780,000              $   3,780,000
      Additional Paid-In Capital                                            630,000                    630,000
      Accumulated Other Comprehensive Income,
        net of Deferred Tax of $12,218,780
        and $11,003,949, respectively                                    22,692,021                 20,435,901
      Retained Earnings                                                 140,613,611                135,533,300
                                                                     --------------              -------------
        Net Shareholders' Equity                                     $  167,715,632              $ 160,379,201
                                                                     --------------              -------------

        Total Liabilities and Shareholders'
          Equity                                                     $  857,627,445              $ 832,533,863
                                                                     ==============              =============



See notes to financial statements.

                      STATEMENTS OF OPERATIONS (Unaudited)


                                                                     Three Months Ended          Three Months Ended
                                                                        March 31, 1998             March 31, 1997
                                                                     ------------------          ------------------

Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $771,233 and $711,207, respectively                              $    8,363,132              $   7,923,783
  Group                                                                     618,046                    544,242
                                                                     --------------              -------------
    Total Policy Revenue                                             $    8,981,178              $   8,468,025
  Investment Income, Net of Expenses of
    $337,266 and $337,222, respectively                                  12,790,228                 12,401,283
  Realized Gains on Investment                                            1,836,161                    621,782
  Other Income                                                              163,909                    140,299
                                                                     --------------              -------------
    Total Revenues                                                   $   23,771,476              $  21,631,389
                                                                     --------------              -------------

Benefits and Expenses:
  Death Benefits, net of reinsurance recoveries
    of $515,351 and $6,654, respectively                                  1,478,145                  2,431,425
  Interest on Annuity Deposits                                            7,494,182                  6,848,225
  Interest on Universal Life Deposits                                     1,086,063                    902,349
  Surrender and Other Benefits                                              265,797                    286,768
  Increase in Future Life Policy
  Benefits, net of the increase in reserve
    credit for reinsurance ceded of $175,028,
    and $135,864 respectively                                               932,831                  1,824,778
  Amortization of Deferred Policy
    Acquisition Costs                                                     1,295,790                    804,311
  Commissions, net of reinsurance reimbursements
    of $209,310 and $287,873, respectively                                  296,841                    238,470
  General Expenses                                                        1,450,373                  1,422,590
  Taxes, Licenses and Fees                                                 (544,986)                   286,455
                                                                     --------------              -------------
    Total Benefits and Expenses                                      $   13,755,036              $  15,045,371
                                                                     --------------              -------------

Income From Operations                                               $   10,016,440              $   6,586,018
Federal Income Tax
  Current                                                                 2,633,643                  1,663,776
  Deferred                                                                  884,988                    521,178
                                                                     --------------              -------------
    Total Federal Income Tax                                              3,518,631                  2,184,954
                                                                     --------------              -------------
Net Income                                                           $    6,497,809              $   4,401,064
                                                                     ==============              =============
Net Income Per Share                                                 $         0.69              $        0.47
                                                                     ==============              =============
Dividends Declared Per Share                                         $         0.15              $       0.135
                                                                     ==============              =============


See notes to financial statements.

                 STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                                                     Three Months Ended          Three Months Ended
                                                                       March 31, 1998              March 31, 1997
                                                                     ------------------          ------------------


Net Income                                                           $    6,497,809              $   4,401,064
                                                                     --------------              -------------
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising
    During Period                                                         5,307,116                (14,992,635)
  Less:  Reclassification Adjustment for Gains
    Included in Net Income                                               (1,836,161)                  (621,782)
                                                                     --------------              -------------
    Net Unrealized Holding Gains (Losses)
      Arising During Period                                          $    3,470,955              $ (15,614,417)

Income Tax (Expense) Benefit Related to
  Unrealized Gains (Losses)                                              (1,214,834)                 5,465,046
                                                                     --------------              -------------

Other Comprehensive Income (Loss), Net of
  Tax                                                                $    2,256,121              $ (10,149,371)
                                                                     --------------              -------------

Comprehensive Income (Loss)                                          $    8,753,930              $  (5,748,307)
                                                                     ==============              =============


See notes to financial statements.
                                       6

                      Statements of Cash Flows (Unaudited)


                                                                     Three Months Ended           Three Months Ended
                                                                       March 31, 1998               March 31, 1997
                                                                     ------------------          -------------------

  Cash flows from operating activities:
  Net income                                                         $    6,497,809              $   4,401,064
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net amortization of bond and mortgage
        premium and discount                                                155,949                    318,308
    Amortization of deferred policy acquisition
      costs                                                               1,295,790                    804,311
      Real Estate Depreciation                                               20,715                     21,600
      Deferred federal income taxes                                         884,988                    521,178
      Realized gains on investments                                      (1,836,161)                  (621,782)
    (Increase) decrease in other assets                                  (1,041,368)                 2,528,345
    (Increase) decrease in other receivables                                (43,666)                   282,226
    Decrease in premium receivable                                          296,592                    117,089
    (Increase) decrease in reinsurance recoverable
      and reserve credits                                                  (376,252)                    19,837
    Increase in accrued investment income                                (1,627,934)                (1,849,956)
    Increase in deferred policy acquisition
      costs                                                              (2,602,633)                (2,870,221)
    Increase in future policy benefits and claims                           986,296                  2,065,176
    Decrease in other policyholder funds                                 (2,064,079)                (2,237,607)
    Decrease in reinsurance premium due                                    (188,487)                    (7,144)
    Decrease in accounts payable and accrued
      liabilities and due to affiliate                                     (783,648)                (1,621,958)
    Increase in Federal income taxes currently payable                    2,267,895                    379,103
                                                                     --------------              -------------
        Net cash provided by operating
          activities                                                 $    1,841,806              $   2,249,569
                                                                     --------------              -------------

  Cash flows from investing activities:
    Purchase of investments:
      Fixed maturities                                               $  (41,709,780)             $ (17,547,090)
      Equity securities                                                  (6,215,468)                (6,891,650)
      Mortgage loans                                                              0                   (747,801)

    Sales/maturities of investments:
      Fixed maturities                                                   13,952,283                  7,680,529
      Equity securities                                                  12,491,060                  6,336,822
    Principal payments received on mortgage loans                            34,870                     32,413
    Loans made to policyholders                                            (294,345)                  (320,749)
    Payments received on policy loans                                       132,041                    175,916
    Purchase of other invested assets                                    (4,009,279)                  (125,026)
    Proceeds from other invested assets                                     148,031                     33,778
                                                                     --------------              -------------
  Net cash used in investing activities                              $  (25,470,587)             $ (11,372,858)
                                                                     --------------              -------------

                                       7

                 Statements of Cash Flows--Continued (Unaudited)


                                                                     Three Months Ended          Three Months Ended
                                                                       March 31, 1998              March 31, 1997
                                                                     ------------------          ------------------


Cash flows from financing activities:
    Increase in annuity and supplementary
      contract deposits                                              $   12,185,188              $  11,446,250
    Increase in Universal Life Deposits                                   3,259,398                  3,276,528
    Dividends paid to shareholders                                       (1,275,752)                (1,181,252)
                                                                     --------------              -------------
        Net cash provided by financing
          Activities                                                 $   14,168,834              $  13,541,526
                                                                     --------------              -------------
Net increase (decrease) in cash and
   short-term cash investments                                            9,459,947                 (4,418,237)
Cash and short-term cash investments at
   beginning of year                                                     42,287,398                  6,284,102
                                                                     --------------              -------------
Cash and short-term cash investments at
   end of quarter                                                    $   32,827,451              $  10,702,339
                                                                     ==============              =============


Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                                         $             0             $           0
    Income taxes                                                             300,000                 1,223,896

                                       8

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B -- INVESTMENTS

The total invested assets of the Company consist of investments in fixed maturities, preferred stock, common stock, real estate, mortgage and policy loans and other invested assets. At March 31, 1998, 79.8% of total invested assets were invested in fixed maturities. Preferred stocks represent 11.7% or $85.9 million and common stocks represent 4.6% or $34.0 million of total invested assets at March 31, 1998. Real estate and mortgage loans make up only 1.6% of total invested assets. Mortgage loan and real estate investments have the potential for higher returns but also carry more risk, including less liquidity and greater uncertainty of rate of return. Consequently these investments have been kept to a minimum.

The Company has classified all of its fixed maturity portfolio as available-for sale at March 31, 1998. Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to restructure the Company's investments in response to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in shareholders' equity.

The Company's fixed maturities at March 31, 1998 consist of investments in bonds. Consistent with the Company's investment objective, the fixed maturity portfolio is comprised of bonds of very high quality and well diversified within each market sector. The portfolio is conservatively managed with the goal of achieving reasonable returns while limiting exposure to risk. At March 31, 1998 the carrying value of fixed maturities was $585,805,804, or 79.8% of total invested assets. At March 31, 1998, the amortized cost, gross unrealized gains, gross unrealized losses and carrying value for fixed maturities were as follows:

                           Fixed Maturities at 3-31-98

                                                                                Gross                Gross
                                                       Amortized              Unrealized          Unrealized            Carrying
                                                         Cost                   Gains                Losses               Value


U.S. Treasuries                               $         4,266,482   $           537,636   $                 0   $        4,804,118
U.S. Government Agency                                 27,494,700               688,437                77,330           28,105,807
States & Political Subdivisions                         2,057,946               188,708                     0            2,246,654
Special Revenue                                        11,114,226               797,313                     0           11,911,539
Public Utilities                                       76,559,242             2,797,611               578,869           78,777,984
U.S. Banks, Trusts & Insurance
  Companies                                           104,466,324             5,739,319               289,558          109,916,085
U.S. Industrial & Miscellaneous                       314,024,791            12,598,820               663,111          325,960,500
Foreign Governments-Agency                              2,988,202                     0               355,552            2,632,650
Foreign Banks, Trusts &
  Insurance Companies                                   5,000,000                     0                28,125            4,971,875
Foreign Industrial & Miscellaneous                     15,890,876               587,716                     0           16,478,592
                                              -------------------   -------------------   -------------------   ------------------
Total Fixed Maturities                        $       563,862,789   $        23,935,560   $         1,992,545   $      585,805,804


Included in the fixed maturity category are high-quality bonds with a carrying value of $581,113,654 that are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $370 million characterized as of the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners (NAIC). Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

If management determines that any declines in market value of these investments are other than temporary, the securities will be written-down to the realizable value of the investment and the write down reflected in income. If a bond is in default of interest payments and it is determined that liquidation of the security would be in the Company's best interest, the security will be sold to return the proceeds to income producing assets.

At March 31, 1998, the amortized cost of the Company's five largest investments in corporate debt securities totaled $34.5 million, none of which individually exceeded $8.0 million. These investments had a market value of $36.0 million.

Equity securities consist of common and preferred stocks which are carried on the balance sheet at market value. At March 31, 1998, common and preferred stock held by the Company had a cost of $106,879,850 and a market value of $119,846,559, representing an unrealized gain of $12,966,709. As with the fixed maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector. The preferred stocks are of very high-quality and extremely marketable, 95.2% or $81.7 million of which are of the "highest" or "high" quality, as defined by the NAIC. The remaining $4.1 million of preferred stocks have a "medium" NAIC rating. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC.

                          Equity Securities at 3-31-98


                                                                         Gross               Gross
                                                                        Unrealized          Unrealized             Market
                                                     Cost                Gains               Losses                Value


Common Stock
U.S. Industrial & Miscellaneous           $        30,106,514   $         6,580,728     $     2,724,426    $       33,962,816
                                          -------------------   -------------------     ---------------    ------------------
    Total Common Stock                             30,106,514             6,580,729           2,724,426            33,962,816
Preferred Stocks
  Public Utilities                                  4,000,000                20,000                   0             4,020,000
  U.S. Banks, Trusts &
    Insurance Companies                            48,667,465             8,038,935             143,645            56,562,755
  Foreign Banks, Trusts &
    Insurance Companies                             7,765,000               393,880             175,000             7,983,880
  U.S. Industrial & Miscellaneous                  12,440,871               848,862              32,625            13,257,108
  Foreign Industrial &
    Miscellaneous                                   3,900,000               160,000                   0             4,060,000
                                          -------------------   -------------------     ---------------    ------------------
    Total Preferred Stock                          76,773,336             9,461,677             351,270            85,883,743

Total Equity Securities                   $       106,879,850   $        16,042,405     $     3,075,696    $      119,846,559


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 11, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.


OVERVIEW

Erie Family Life Insurance Company (the Company) is incorporated in the Commonwealth of Pennsylvania. The Company is engaged primarily in the business of underwriting and selling nonparticipating individual and group life insurance policies, including universal life, and annuities. The Company markets its products through independent Agents and operates in eight states in the eastern United States and the District of Columbia and is subject to the supervision and regulation of the states in which it writes business. A large portion of the Company's business is written in Pennsylvania.

Net income increased to $6,497,809, or $.69 per share, in the first quarter of 1998 from $4,401,064 or $.47 per share, in the first quarter of 1997, an increase of 47.6%. The increase in nonrecurring realized gains on investments from $621,782 in the first quarter of 1997 to $1,836,161 in the first quarter of 1998 and a decrease in death benefits from $2,431,425 in the first quarter of 1997 to $1,478,145 in the first quarter of 1998 were the primary reasons for the increase in net income. Operating results continued to be strong as total policy revenue grew by 6% to $8,981,178 in the current period. Investment income net of expenses rose 3.1% from $12,401,283 in the first quarter of 1997 to $12,790,228 in the first quarter of 1998.


REVENUES, BENEFITS, AND EXPENSES

Policy Revenues. Total policy revenues increased 6.1% to $8,981,178 in the first quarter of 1998 from $8,468,025 in the first quarter of 1997. Included in these totals are first year life policy revenues of $1,621,867 in the first quarter of 1998 and $1,887,123 in the first quarter of 1997, a decrease of 14.1%. First year policy revenues in 1997 were bolstered by the Company's participation in an Erie Insurance Group multi-line sales promotion.

Group policy revenues increased from $544,242 in the first quarter of 1997 to $618,046 in the first quarter of 1998.

Deposits. First year and single universal life and annuity deposits remained steady with $14,696,826 in the first quarter of 1998 compared to $14,599,707 in the first quarter of 1997. Included in these amounts are structured settlement annuities sold to the Erie Insurance Group property/casualty affiliate companies which totaled $5,968,760 in the first quarter of 1998 and $5,363,165 in the first quarter of 1997.

Net Investment Income. Net investment income in the first quarter of 1998 was $12,790,228 compared to $12,401,283 in the first quarter of 1997, an increase of 3.1%. The majority of the increase in income generated by the investment portfolio was due to increased levels of investment from cash flows generated by the Company's operations and annuity and universal life deposits.

Realized Gain on Investment. During the first quarter of 1998 and 1997, the Company generated realized gains of $1,836,161 and $621,782, respectively, from the sale of equity and fixed maturity investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

Death Benefits. Net death benefits on life insurance policies decreased 39.2% in the first quarter of 1998 to $1,478,145, compared to $2,431,425, for the same period in 1997. Mortality experience should be evaluated over the long term, rather than over short periods where unusual fluctuations may influence the results. This is particularly true for a company the size of Erie Family Life, which is growing rapidly. The Company's mortality experience has been good over the past several years and management believes that its underwriting philosophy and practices are sound.

Interest on Annuity and Universal Life Deposits. Interest on deposits held by the Company for Policyholders grew 10.7% from $7,750,574 in the first quarter of 1997 to $8,580,245 in the first quarter of 1998. This increase was due to the $69 million in deposits made by Policyholders during the 12-month period ending March 31, 1998. At March 31, 1998, annuity deposits accruing interest were $502 million and universal life deposits accruing interest were $72 million. During the first quarter of 1998, the interest rate credited on universal life and annuity deposits remained unchanged. The current interest rate credited on universal life deposits is in the 6.25% to 7.00% range while the rate credited on annuity deposits is in the 5.00% to 6.25% range.

Increase in Future Life Policy Benefits. The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The 1998 first quarter increase in future life policy benefits was $932,831, compared to $1,824,778 in the first quarter of 1997. In the first quarter of 1997, the increase in future life policy benefits was due to the large amount of insurance placed in-force from a Company sales promotion. The first quarter 1998 increase in future life policy benefits is in line with the $1.1 million average quarterly increase recorded in 1997.

Commission Expense. Commission Expense increased $58,371 to $296,841 in the first quarter of 1998. That portion of commission costs, which vary with and are primarily related to the production of new business, have been deferred. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

General Expenses. General expenses amounted to $1,450,373 in the first quarter of 1998 compared to $1,422,590 for the same period in 1997. General expenses include wages and salaries, Employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company are deferred as policy acquisition costs. Medical inspection and exam fees related to new business production, wages, salaries and Employee benefits of underwriting personnel, and bonuses paid to branch sales Employees for the production of life and annuity business, are all deferred. Deferred acquisition costs are amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

Certain operating expenses of the Company are paid by Erie Indemnity Company and reimbursed monthly by the Company. Additionally, a portion of the common overhead expenses of the Erie Insurance Group are allocated to Erie Family Life. These expenses comprise the majority of Company general expenses. Erie Indemnity Company is a 21.6 percent shareholder of Erie Family Life Insurance Company and the Management Company for the Erie Insurance Exchange.

Taxes, Licenses, and Fees. Taxes, licenses and fees decreased by $831,441 to $(544,986) in the first quarter of 1998. The decrease in taxes, licenses, and fees was caused by a $954,000 refund that is due the Company from the Pennsylvania Life and Health Insurance Guaranty Association because of a recalculation of annuity assessments paid in previous years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums, annuity and universal life deposits and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the three months ended March 31, 1998 was $1,841,806, compared to $2,249,569 for the three months ended March 31, 1997. The Company's liquidity position remains strong as invested assets grew by $31 million during the first three months of 1998 to $734 million at March 31, 1998.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, provide cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $19,492,758 in the first quarter of 1998 and $19,318,567 in the first quarter of 1997.

The Company's current commitments for expenditures as of March 31, 1998, are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has in place a $10 million line of credit with a bank. At March 31, 1998, there were no borrowings on this line of credit.

The amount of dividends Erie Family Life, a Pennsylvania-domiciled life insurer, can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10 percent of its statutory surplus as regards policyholders as shown on its last annual statement on file with the commissioner, or (b) the net income as reported for the period covered by such annual statement, but shall not include pro rata distributions of any class of the insurer's own securities. Accordingly, the maximum dividend payout which may be made in 1998 without prior Pennsylvania Commissioner approval is $12,924,000.

Dividends to shareholders totaled $1,417,500 in the first quarter of 1998.

The Company's 1997 year-end Risk Based Capital Analysis as reflected in its 1997 statutory annual statement shows total adjusted capital of $90,727,646 and authorized control level risk based capital of $15,031,184. These results demonstrate a strong capital position for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

FINANCIAL CONDITION

Reserve Liabilities

The Company's primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On March 31, 1998, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments, as the underlying policy reserves are generally also of a long-term nature.

Investments

The Company's investment strategies are designed and portfolios are structured to match the features of the life insurance and annuity products sold by the Company. Annuities and life insurance policies are long-term products, therefore, the Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification, and superior investment returns. The Company's investments are managed prudently on a total return approach that focuses on current income and capital appreciation.

The Company's invested assets are also exceptionally liquid in order to meet the short and long-term commitments to our Policyholders. At March 31, 1998, the Company's investment portfolio of cash and money market investments, investment grade bonds, common stocks, and preferred stocks, all of which are extremely marketable, totaled $738 million or 86% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.


ACCOUNTING PRONOUNCEMENTS

FAS 130

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130) "Reporting Comprehensive Income". FAS 130 is effective for fiscal years beginning after December 31, 1997 and requires reporting of comprehensive income in a full set of general purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period. The two components of comprehensive income for Erie Family Life are net income from operations and unrealized gain or loss from investments, net of tax. Included in this report are statements of comprehensive income for the three months ended March 31, 1998 and 1997.

SOP 98-1

During the first quarter of 1998, the Company adopted AICPA Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1 the Company began capitalizing internal use software costs. A change in accounting estimate was recognized to reflect the adoption of this statement, resulting in an increase in net income of $211,000, or $.02 per share for the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

 "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management such as those contained in "Note B to the Financial Statements", the "Revenue Benefits and Expenses - Death Benefits", the "Liquidity and Capital Resources" and the "Investments" sections hereof, and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, catastrophic events, better (or worse) mortality rates, securities markets fluctuations and technological difficulties and advancements.


Item 4.  Submission of Matters to a Vote of Security Holders

On April 28, 1998, the Registrant held its Annual Meeting of Shareholders:

A. The following Directors were elected at the Annual Meeting of Shareholders for a one-year term and until a successor is elected and qualified:

                                          Peter B. Bartlett
                                          Samuel P. Black, III
                                          J. Ralph Borneman, Jr.
                                          Patricia A. Goldman
                                          Susan Hirt Hagen
                                          F. William Hirt
                                          Edmund J. Mehl
                                          Stephen A. Milne
                                          John M. Petersen
                                          Seth E. Schofield
                                          Jan R. Van Gorder, Esq.
                                          Harry H. Weil, Esq.

B. The following other matter was voted upon at the meeting and the following number of affirmative votes were cast with respect to such matter:

         The proposal to ratify the selection of Brown, Schwab, Bergquist & Company as independent public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 1998 was ratified. This proposal received 9,027,351 affirmative votes, 1,559 negative votes with 10,741 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three-month period ending March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Erie Family Life Insurance Company
                                                      (Registrant)

Date      May 6, 1998
                                              /s/ Stephen A. Milne
                                        (Stephen A. Milne, President & CEO)



                                                 /s/ Philip A. Garcia
                         (Philip A. Garcia, Executive Vice President & CFO)