Form 10-Q
period 1998-06-30
ERIE FAMILY LIFE INSURANCE CO
filed 1998-08-11
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on July 31, 1998.

                                      INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--June 30, 1998 and December 31, 1997

        Statements of Operations--three months ended June 30, 1998 and 1997, six months ended June 30, 1998 and 1997

        Statements of Comprehensive Income--three months ended June 30, 1998 and
          1997, six months ended June 30, 1998 and 1997

        Statements of Cash Flows--six months ended June 30, 1998 and 1997

        Notes to Financial Statements--June 30, 1998

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Part I.  Financial Information
                                            STATEMENTS OF FINANCIAL POSITION

                                                                               June 30,                  December 31,
ASSETS                                                                           1998                         1997
                                                                             (Unaudited)
Investments:
      Fixed Maturities available-for-sale, at fair
        value (amortized cost of $589,193,624
        and $535,792,641, respectively)                              $         615,409,210        $         558,177,487
      Equity Securities, at fair value
        (cost of $101,400,114 and $111,786,894,
        respectively)                                                          113,648,093                  120,841,893
      Real Estate                                                                1,582,876                    1,624,306
      Policy Loans                                                               5,557,098                    5,099,671
      Real Estate Mortgage Loans                                                 9,981,163                   10,049,733
      Other Invested Assets                                                     16,390,511                    7,240,282

        Total Investments                                            $         762,568,951         $        703,033,372

Cash and cash equivalents                                                       17,470,343                   42,287,398
Premiums Receivable from Policyholders                                           3,394,569                    3,471,385
Reinsurance Recoverable                                                             86,404                      350,837
Other Receivables                                                                  196,077                      182,711
Accrued Interest and Dividends                                                  10,563,384                   10,273,259
Deferred Policy Acquisition Costs                                               67,379,747                   64,567,085
Prepaid Federal Income Taxes                                                       925,845                      146,984
Reserve Credit For Reinsurance Ceded                                             5,485,953                    5,041,530
Other Assets                                                                     4,796,764                    3,179,302

        Total Assets                                                 $         872,868,037         $        832,533,863


See notes to financial statements.

                        STATEMENTS OF FINANCIAL POSITION

                                                                              June 30,                    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                            1998                           1997
                                                                             (Unaudited)
Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                                  $          61,930,550        $          59,413,782
        Policy and Contract Claims                                               1,078,953                    2,049,677
        Annuity Deposits                                                       506,319,118                  489,444,701
        Universal Life Deposits                                                 75,157,432                   68,890,312
        Supplementary Contracts Not
          including Life Contingencies                                             593,147                      825,927
      Other Policyholder Funds                                                   3,665,428                    6,595,330
      Deferred Federal Income Tax                                               28,728,430                   24,409,317
      Reinsurance Premium Due                                                      211,014                      424,745
      Accounts Payable and Accrued Liabilities                                   3,034,194                    2,668,688
      Note Payable to Affiliate                                                 15,000,000                   15,000,000
      Due to Affiliate                                                           1,557,479                    1,156,431
      Dividends Payable                                                          2,835,000                    1,275,752

        Total Liabilities                                            $         700,110,745        $         672,154,662

Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
      Authorized 15,000,000 Shares; 9,450,000
      Shares Issued And Outstanding                                  $           3,780,000        $           3,780,000
      Additional Paid-In Capital                                                   630,000                      630,000
      Accumulated Other Comprehensive Income,
        net of Deferred Tax of $13,463,871
        and $11,003,949, respectively                                           25,004,334                   20,435,901
      Retained Earnings                                                        143,342,958                  135,533,300

        Net Shareholders' Equity                                     $         172,757,292        $         160,379,201

        Total Liabilities and Shareholders'
          Equity                                                     $         872,868,037        $         832,533,863



See notes to financial statements.

                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                      Three Months Ended                     Six Months Ended
                                                                            June 30                                June 30
                                                                   1998              1997                 1998            1997
Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $971,074, $1,010,431, $1,742,307 and
    $1,721,638, respectively                                $     9,251,146  $      8,264,957      $     17,614,278  $    16,188,741
  Group                                                             582,074           549,381             1,200,120        1,093,623
    Total Policy Revenue                                    $     9,833,220  $      8,814,338      $     18,814,398  $    17,282,364
  Investment Income, Net of Expenses of
    $368,822, $353,852, $726,803 and
    $691,074, respectively                                       12,995,512        12,211,491            25,785,740       24,612,774
  Realized Gains on Investment                                      866,108           746,305             2,702,270        1,368,087
  Other Income                                                      225,625           185,125               389,533          325,424
    Total Revenues                                          $    23,920,465  $     21,957,259      $     47,691,941  $    43,588,649

Benefits and Expenses:
  Death Benefits, net of reinsurance recoveries
    of $53,384, $509,284, $568,735 and
    $515,902, respectively                                        1,760,225         2,220,839             3,238,370        4,652,264
  Interest on Annuity Deposits                                    7,319,108         6,870,451            14,813,290       13,718,676
  Interest on Universal Life Deposits                             1,151,303           941,881             2,237,366        1,844,231
  Surrender and Other Benefits                                      299,884           325,978               565,681          612,746
  Increase in Future Life Policy Benefits, net of
    the increase in reserve credit for reinsurance
    ceded of $192,838, $166,816, $444,423 and
    $720,510, respectively                                        1,139,514           935,151             2,072,345        2,759,929
  Amortization of Deferred Policy
    Acquisition Costs                                             1,350,161           756,093             2,645,951        1,560,404
  Commissions, net of reinsurance reimbursements
    of $414,936, $166,816, $624,246 and $720,510,
    respectively                                                    273,310           640,487               570,151          878,957
  General Expenses                                                1,665,434         1,983,824             3,115,807        3,406,414
  Taxes, Licenses and Fees                                          343,987           285,218              (200,999)         571,673
    Total Benefits and Expenses                             $    15,302,926  $     14,959,922      $     29,057,962  $    30,005,294

Income From Operations                                      $     8,617,539  $      6,997,337      $     18,633,979  $    13,583,355
Federal Income Tax
  Current                                                         2,078,993         1,795,374             4,712,636        3,459,150
  Deferred                                                          974,200           588,700             1,859,188        1,109,878
    Total Federal Income Tax                                      3,053,193         2,384,074             6,571,824        4,569,028

Net Income                                                  $     5,564,346  $      4,613,263      $     12,062,155  $     9,014,327

Net Income Per Share                                        $          0.59  $           0.49      $           1.28  $          0.95

Dividends Declared Per Share                                $          0.30  $           0.27      $           0.45  $         0.405


See notes to financial statements.

                 STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                      Three Months Ended                   Six Months Ended
                                                                              June 30                              June 30
                                                                    1998              1997                1998               1997

Net Income                                                $     5,564,346  $      4,613,263      $     12,062,155  $     9,014,327
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains Arising
    During Period                                               4,423,513        16,887,650             9,730,630        1,895,016
  Less:  Reclassification Adjustment for Gains
    Included in Net Income                                       (866,108)         (746,305)           (2,702,270)      (1,368,087)
    Net Unrealized Holding Gains
      Arising During Period                               $     3,557,405  $     16,141,345      $      7,028,360  $       526,929

Income Tax (Expense) Related to
  Unrealized Gains                                             (1,245,092)       (5,647,510)           (2,459,926)        (182,464)

Other Comprehensive Income,
  Net of Tax                                              $     2,312,313  $     10,493,835      $      4,568,434  $       344,465

Comprehensive Income                                      $     7,876,659  $     15,107,098      $     16,630,589  $     9,358,792



See notes to financial statements.

                      Statements of Cash Flows (Unaudited)

                                                                                  Six Months Ended             Six Months Ended
                                                                                    June 30, 1998                June 30, 1997
Cash flows from operating activities:
  Net income                                                                     $       12,062,155          $         9,014,327
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net amortization of bond and mortgage
        premium and discount                                                                296,516                      617,579
      Amortization of deferred policy acquisition
        costs                                                                             2,645,951                    1,560,404
      Real Estate Depreciation                                                               41,430                       43,200
      Deferred federal income taxes                                                       1,859,188                    1,109,878
      Realized gains on investments                                                      (2,702,270)                  (1,368,087)
  (Increase) decrease in other assets                                                    (1,617,462)                   2,521,206
  Increase in other receivables                                                             (13,366)                    (774,031)
  Decrease (increase) in premium receivable                                                  76,816                      (68,081)
  Increase in reinsurance recoverable
    and reserve credits                                                                    (179,990)                    (471,810)
  Increase in accrued investment income                                                    (290,125)                    (421,614)
  Increase in deferred policy acquisition
    costs                                                                                (5,458,613)                  (5,162,396)
  Increase in future policy benefits and claims                                           1,546,044                    3,235,248
  (Decrease) increase in other policyholder funds                                        (2,929,902)                   1,425,522
  (Decrease) increase in reinsurance premium due                                           (213,731)                      29,915
  Increase in accounts payable and accrued
    liabilities and due to affiliate                                                        766,556                       38,170
  Increase in prepaid federal income tax                                                   (778,861)                  (1,147,064)
      Net cash provided by operating
        activities                                                               $        5,110,336          $        10,182,366

Cash flows from investing activities:
  Purchase of investments:
    Fixed maturities                                                             $     (102,188,874)         $       (36,738,163)
    Equity securities                                                                   (15,978,933)                 (27,607,708)
    Mortgage loans                                                                                0                   (1,086,241)

  Sales/maturities of investments:
    Fixed maturities                                                                     49,554,055                   20,436,815
    Equity securities                                                                    28,009,764                   14,809,173
  Principal payments received on mortgage loans                                              68,747                       63,759
  Loans made to policyholders                                                              (749,872)                    (734,309)
  Payments received on policy loans                                                         292,445                      347,434
  Purchase of other invested assets                                                      (9,579,849)                    (603,581)
  Proceeds from other invested assets                                                       429,621                      284,763
      Net cash used in investing activities                                      $      (50,142,896)         $       (30,828,058)


                 Statements of Cash Flows--Continued (Unaudited)

                                                                                  Six Months Ended              Six Months Ended
                                                                                    June 30, 1998                 June 30, 1997
Cash flows from financing activities:
    Increase in annuity and supplementary
      contract deposits                                                          $       16,641,637          $        20,659,289
    Increase in Universal Life Deposits                                                   6,267,120                    6,201,681
    Dividends paid to shareholders                                                       (2,693,252)                  (2,457,004)
        Net cash provided by financing
          activities                                                             $       20,215,505          $        24,403,966
Net increase (decrease) in cash and
   short-term cash investments                                                          (24,817,055)                   3,758,274
Cash and short-term cash investments at
   beginning of year                                                                     42,287,398                    6,284,102
Cash and short-term cash investments at
   end of quarter                                                                $       17,470,343          $        10,042,376


Supplemental  disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                     $          483,750          $           483,750
    Income taxes                                                                          5,360,000                    4,473,896


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B -- INVESTMENTS

The total invested assets of the Company consist of investments in fixed maturities, preferred stock, common stock, real estate, mortgage and policy loans and other invested assets. At June 30, 1998, 80.7% of total invested assets were invested in fixed maturities. Preferred stocks represent 9.4% or $71.8 million and common stocks represent 5.5% or $41.9 million of total invested assets at June 30, 1998. Real estate and mortgage loans make up only 1.5% of total invested assets. Mortgage loan and real estate investments have the potential for higher returns but also carry more risk, including less liquidity and greater uncertainty of rate of return.

The Company has classified all of its fixed maturity portfolio as available-for sale at June 30, 1998. Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to restructure the Company's investments in response to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in shareholders' equity.

The Company's fixed maturities at June 30, 1998 consist of investments in bonds of $612 million and investments in redeemable preferred stock of $3 million. Consistent with the Company's investment objective, the fixed maturity portfolio is of very high quality and well diversified within each market sector. The portfolio is conservatively managed with the goal of achieving reasonable returns while limiting exposure to risk. At June 30, 1998, the amortized cost, gross unrealized gains, gross unrealized losses and carrying value for fixed maturities were as follows:

                                               Fixed Maturities at 6-30-98

                                                                             Gross                  Gross
                                                    Amortized              Unrealized             Unrealized            Carrying
                                                       Cost                   Gains                 Losses               Value
U.S. Treasuries                               $         4,382,143   $           642,644   $                 0   $        5,024,787
U.S. Government Agency                                 17,567,495               647,186               124,068           18,090,613
States & Political Subdivisions                         2,057,557               188,124                     0            2,245,681
Special Revenue                                        11,097,720               902,649                     0           12,000,369
Public Utilities                                       78,563,333             3,460,530               710,168           81,313,695
U.S. Banks, Trusts & Insurance
  Companies                                           118,606,250             7,089,127               850,721          124,844,656
U.S. Industrial & Miscellaneous                       329,048,811            15,350,831               778,408          343,621,234
Foreign Governments-Agency                              2,988,637                     0               564,787            2,423,850
Foreign Banks, Trusts &
  Insurance Companies                                   5,000,000               126,565                     0            5,126,565
Foreign Industrial & Miscellaneous                     19,881,678               836,082                     0           20,717,760
Total Fixed Maturities                        $       589,193,624   $        29,243,738   $         3,028,152   $      615,409,210


Included in the fixed maturity category are high-quality bonds with a carrying value of $605,740,100 that are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $357 million characterized as the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners (NAIC). Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

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

At June 30, 1998, the amortized cost of the Company's five largest investments in corporate debt securities totaled $35.5 million, none of which individually exceeded $8.1 million. These investments had a market value of $36.8 million.

Equity securities consist of common and preferred stocks which are carried on the balance sheet at market value. As with the fixed maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector. The preferred stocks are of very high-quality (all of the $71.8 million of preferred stock are rated "highest" or "high" quality as defined by the NAIC) and extremely marketable. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC.

                                           Equity Securities at 6-30-98

                                                                         Gross               Gross
                                                                       Unrealized          Unrealized             Market
                                                  Cost                   Gains               Losses               Value
Common Stock
U.S. Industrial & Miscellaneous           $        37,543,241   $         8,464,181     $     4,136,284    $       41,871,138
    Total Common Stock                             37,543,241             8,464,181           4,136,284            41,871,138
Preferred Stocks
  Public Utilities                                  4,000,000                50,080                   0             4,050,080
  U.S. Banks, Trusts &
    Insurance Companies                            41,611,509             7,166,686              22,440            48,755,755
  Foreign Banks, Trusts &
    Insurance Companies                             7,873,364               410,176             206,200             8,077,340
  U.S. Industrial & Miscellaneous                   6,472,000               301,780                   0             6,773,780
  Foreign Industrial &
    Miscellaneous                                   3,900,000               220,000                   0             4,120,000
    Total Preferred Stock                          63,856,873             8,148,722             228,640            71,776,955

Total Equity Securities                   $       101,400,114   $        16,612,903     $     4,364,924    $      113,648,093


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

Net income increased to $5,564,346, or $.59 per share, in the second quarter of 1998 from $4,613,262 or $.49 per share, in the second quarter of 1997, an increase of 20.6%. The increase in nonrecurring realized gains on investments from $746,305 in the second quarter of 1997 to $866,108 in the second quarter of 1998 and a decrease in death benefits from $2,220,839 in the second quarter of 1997 to $1,760,225 in the second quarter of 1998 were the primary reasons for the increase in net income. Operating results continued to be strong as total policy revenue grew by 11.6% to $9,833,220 in the current period. Investment income net of expenses rose 6.4% from $12,211,491 in the second quarter of 1997 to $12,995,512 in the second quarter of 1998.


REVENUES, BENEFITS, AND EXPENSES

Policy Revenues. Total policy revenues increased 11.6% to $9,833,220 in the second quarter of 1998 from $8,814,338 in the second quarter of 1997. Included in these totals are first year life policy revenues of $1,711,421 in the second quarter of 1998 and $1,647,211 in the second quarter of 1997, an increase of 3.8%.

Group policy revenues increased from $549,381 in the second quarter of 1997 to $582,074 in the second quarter of 1998.

Deposits. First year and single universal life and annuity deposits decreased 12.2% to $10,111,686 in the second quarter of 1998 compared to $11,519,126 in the second quarter of 1997. Included in these amounts are structured settlement annuities sold to the Erie Insurance Group property/casualty affiliate companies which totaled $3,693,903 in the second quarter of 1998 and $2,417,209 in the second quarter of 1997.

Net Investment Income. Net investment income in the second quarter of 1998 was $12,995,512 compared to $12,211,491 in the second quarter of 1997, an increase of 6.4%. The majority of the increase in income generated by the investment portfolio was due to increased levels of investment from cash flows generated by the Company's operations and annuity and universal life deposits.

Realized Gain on Investment. During the second quarter of 1998 and 1997, the Company generated realized gains of $866,108 and $746,305, respectively, from the sale of equity and fixed maturity investments.

Death Benefits. Net death benefits on life insurance policies decreased 20.7% in the second quarter of 1998 to $1,760,225, compared to $2,220,839, for the same period in 1997. Mortality experience should be evaluated over the long term, rather than over short periods where unusual fluctuations may influence the results. This is particularly true for a company the size of Erie Family Life, which is growing rapidly. The Company's mortality experience has been good over the past several years and management believes that its underwriting philosophy and practices are sound.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

Interest on Annuity and Universal Life Deposits. Interest on deposits held by the Company for Policyholders grew 8.4% to $8,470,411 in the second quarter of 1998 from $7,812,332 in the second quarter of 1997. This increase was due to the $68 million in deposits made by Policyholders during the 12-month period ending June 30, 1998. At June 30, 1998, annuity deposits accruing interest were $506 million and universal life deposits accruing interest were $75 million. During the second quarter of 1998, the interest rate credited on universal life and annuity deposits remained unchanged. The current interest rate credited on universal life deposits is in the 6.25% to 7.00% range while the rate credited on annuity deposits is in the 5.00% to 6.25% range.

Increase in Future Life Policy Benefits. The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The 1998 second quarter increase in future life policy benefits was $1,139,514, compared to $935,151 in the second quarter of 1997 an increase of 21.9%. The second quarter 1998 increase in future life policy benefits is in line with the $1.1 million average quarterly increase recorded in 1997.

Commission Expense. Direct commission costs include new and renewal commissions, production bonuses and Company contest awards. These direct commission expenses are reduced by commissions received from reinsurers and the expense is affected by the amount of commission expenses capitalized as part of the deferred policy acquisition costs (DAC). Commission costs, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and bonus commissions and some second-year commissions qualify for deferral, i.e., additions to the DAC. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. During the second quarter of 1998 commission expense decreased $367,177 to $273,310. Commission expense was affected by $414,936 in commission reimbursements received under ceded reinsurance contracts during the second quarter of 1998 compared to $166,816 received during the second quarter of 1997.

General Expenses. General expenses amounted to $1,665,434 in the second quarter of 1998 compared to $1,983,824 for the same period in 1997.

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

In accordance with AICPA Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Development or Obtained for Internal Use", the Company began capitalizing internal use software costs during the first quarter of 1998. This change resulted in a decrease in general expenses of $326,000 for the second quarter of 1998.

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

Taxes, Licenses, and Fees. Taxes, licenses and fees increased by $58,769 to $343,987 in the second quarter of 1998 compared ot $285,218 in the second quarter of 1997. For the six months ended June 30, 1998 taxes, licenses and fees amounted to ($200,999) compared to $571,673 at June 30, 1997. The $772,672 decrease was caused by a $954,000 refund that is due the Company from the Pennsylvania Life and Health Insurance Guaranty Association because of a recalculation of annuity assessments paid in previous years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums, annuity and universal life deposits and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the six months ended June 30, 1998 was $5,110,336, compared to $10,182,366 for the six months ended June 30, 1997. The Company's liquidity position remains strong as invested assets grew by $60 million during the first six months of 1998 to $763 million at June 30, 1998.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, provide cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $15,579,401 in the second quarter of 1998 and $17,049,670 in the second quarter of 1997.

The Company's current commitments for expenditures as of June 30, 1998 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has in place a $10 million line of credit with a bank. At June 30, 1998, there were no borrowings on this line of credit.

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

Dividends declared to shareholders totaled $2,835,000 in the second quarter of 1998.

The Company's 1997 year-end Risk Based Capital Analysis as reflected in its 1997 statutory annual statement shows total adjusted capital of $90,727,646 and authorized control level risk based capital of $15,031,184. These results are indicative of the strong capital position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

FINANCIAL CONDITION

Reserve Liabilities

The Company's primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On June 30, 1998, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments, as the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are liquid in order to meet commitments to our Policyholders. At June 30, 1998, the Company's investment portfolio of cash and money market investments, investment grade bonds, common stocks, and preferred stocks, all of which are readily marketable, totaled $746 million or 86% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.


ACCOUNTING PRONOUNCEMENTS

FAS 130

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130) "Reporting Comprehensive Income". FAS 130 is effective for fiscal years beginning after December 31, 1997 and requires reporting of comprehensive income in a full set of general purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period. The two components of comprehensive income for Erie Family Life are net income from operations and unrealized gain or loss from investments, net of tax. Included in this report are statements of comprehensive income for the three and six months ended June 30, 1998 and 1997.

SOP 98-1

During the first quarter of 1998, the Company adopted AICPA Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1 the Company began capitalizing internal use software costs. The adoption of this statement resulted in an increase in net income of $212,000, or $.02 per share for the second quarter of 1998 and $423,000 or .04 per share for the six months ended June 30, 1998.

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

The Company did not file any reports on Form 8-K during the three-month period ending June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Erie Family Life Insurance Company
                                                    (Registrant)

Date   August 5, 1998
                                    /s/ Stephen A. Milne
                                (Stephen A. Milne, President & CEO)



                                        /s/ Philip A. Garcia
                          (Philip A. Garcia, Executive Vice President & CFO)