Form 10-Q
period 1998-09-30
ERIE FAMILY LIFE INSURANCE CO
filed 1998-11-13
CIK 33416

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on October 31, 1998.

                                      INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--September 30, 1998 and
        December 31, 1997

        Statements of Operations--three and nine months ended
        September 30, 1998 and 1997

        Statements of Comprehensive Income--three and nine months ended September 30, 1998 and 1997

        Statements of Cash Flows--nine months ended September 30, 1998 and 1997

        Notes to Financial Statements--September 30, 1998

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  Financial Information
                                           STATEMENTS OF FINANCIAL POSITION

                                                                            September 30,                 December 31,
ASSETS                                                                          1998                            1997
                                                                     ---------------------             ----------------
                                                                          (Unaudited)
Investments:
      Fixed Maturities available-for-sale, at fair
        value (amortized cost of $570,227,004
        and $535,792,641, respectively)                              $         599,351,459             $    558,177,487
      Equity Securities, at fair value
        (cost of $129,558,063 and $111,786,894,
        respectively)                                                          129,475,091                  120,841,893
      Real Estate                                                                1,562,161                    1,624,306
      Policy Loans                                                               5,767,787                    5,099,671
      Real Estate Mortgage Loans                                                 9,946,716                   10,049,733
      Other Invested Assets                                                     13,598,814                    7,240,282
                                                                     ---------------------             ----------------

        Total Investments                                            $         759,702,028             $    703,033,372

      Cash and cash equivalents                                                 23,207,474                   42,287,398
      Premiums Receivable from Policyholders                                     3,435,467                    3,471,385
      Reinsurance Recoverable                                                      263,039                      350,837
      Other Receivables                                                            263,584                      182,711
      Accrued Interest and Dividends                                            12,218,934                   10,273,259
      Deferred Policy Acquisition Costs                                         68,828,802                   64,567,085
      Prepaid Federal Income Taxes                                               1,825,272                      146,984
      Reserve Credit for Reinsurance Ceded                                       5,672,925                    5,041,530
      Other Assets                                                               4,900,889                    3,179,302
                                                                     ---------------------             ----------------

        Total Assets                                                 $         880,318,414             $    832,533,863
                                                                     =====================             ================



See notes to financial statements.

                                          STATEMENTS OF FINANCIAL POSITION

                                                                         September 30,                    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                         1998                             1997
                                                                     ---------------------               --------------
                                                                         (Unaudited)
Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                                  $          63,344,945               $   59,413,782
        Policy and Contract Claims                                               1,406,449                    2,049,677
        Annuity Deposits                                                       511,408,978                  489,444,701
        Universal Life Deposits                                                 78,068,477                   68,890,312
        Supplementary Contracts Not
          including Life Contingencies                                             609,659                      825,927
      Other Policyholder Funds                                                   4,630,987                    6,595,330
      Deferred Federal Income Tax                                               26,806,302                   24,409,317
      Reinsurance Premium Due                                                      272,874                      424,745
      Accounts Payable and Accrued Liabilities                                   5,410,400                    2,668,688
      Note Payable to Affiliate                                                 15,000,000                   15,000,000
      Due to Affiliate                                                           1,649,002                    1,156,431
      Dividends Payable                                                          2,835,000                    1,275,752
                                                                     ---------------------               --------------

        Total Liabilities                                            $         711,443,073               $  672,154,662
                                                                     ---------------------               --------------

      Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
      Authorized 15,000,000 Shares; 9,450,000
      Shares Issued And Outstanding                                  $           3,780,000               $    3,780,000
      Additional Paid-In Capital                                                   630,000                      630,000
      Accumulated Other Comprehensive Income,
        net of Deferred Tax of $10,164,520
        and $11,003,949, respectively                                           18,876,966                   20,435,901
      Retained Earnings                                                        145,588,375                  135,533,300
                                                                     ---------------------               --------------

        Net Shareholders' Equity                                     $         168,875,341               $  160,379,201
                                                                     ---------------------               --------------

        Total Liabilities and Shareholders'
          Equity                                                     $         880,318,414               $  832,533,863
                                                                     =====================               ==============



See notes to financial statements.

                                         STATEMENTS OF OPERATIONS (Unaudited)



                                                                    Three Months Ended                      Nine Months Ended
                                                                       September 30                            September 30
                                                                  1998              1997                  1998             1997
Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $887,513, $887,210, $2,629,820 and
    $2,608,848, respectively                                $     8,905,059  $      8,097,260      $     26,519,337  $    24,285,999
  Group                                                             588,617           564,167             1,788,737        1,657,792
                                                            ---------------  ----------------      ----------------  ---------------
    Total Policy Revenue                                    $     9,493,676  $      8,661,427      $     28,308,074  $    25,943,791
  Investment Income, Net of Expenses of
    $328,078, $328,986, $1,054,881 and
    $976,860, respectively                                       12,574,958        12,418,846            38,360,698       37,031,620
  Realized Gains on Investment                                      775,430         2,507,707             3,477,700        3,875,794
  Other Income                                                      237,989           189,902               627,522          515,326
                                                            ---------------  ----------------      ----------------  ---------------
    Total Revenues                                          $    23,082,053  $     23,777,882      $     70,773,994  $    67,366,531
                                                            ---------------  ----------------      ----------------  ---------------

Benefits and Expenses:
  Death Benefits, net of reinsurance recoveries
    of $275,635, $244,888, $844,370 and
    $760,790, respectively                                        2,742,286         2,346,461             5,980,656        6,998,725
  Interest on Annuity Deposits                                    7,690,314         6,851,856            22,503,604       20,570,532
  Interest on Universal Life Deposits                             1,213,658         1,029,153             3,451,024        2,873,383
  Surrender and Other Benefits                                      262,445           269,319               828,126          882,066
  Increase in Future Life Policy Benefits, net of
    the increase in reserve credit for reinsurance
    ceded of $186,972, $166,048, $631,395 and
    $468,728, respectively                                        1,227,423         1,343,157             3,299,768        4,103,086
  Amortization of Deferred Policy
    Acquisition Costs                                             1,069,605           693,000             3,715,556        2,253,404
  Commissions, net of reinsurance reimbursements
    of $328,245, $331,582, $952,491 and $927,307,
    respectively                                                    418,405           327,071               988,556        1,206,028
  General Expenses                                                2,145,078         1,602,345             5,260,885        5,008,760
  Taxes, Licenses and Fees                                          402,953           257,666               201,954          829,338
                                                            ---------------  ----------------      ----------------  ---------------
    Total Benefits and Expenses                             $    17,172,167  $     14,720,028      $     46,230,129  $    44,725,322
                                                            ---------------  ----------------      ----------------  ---------------

Income From Operations                                      $     5,909,886  $      9,057,854      $     24,543,865  $    22,641,209
Federal Income Tax
  Current                                                           869,745         3,146,011             5,582,381        6,605,161
  Deferred                                                        1,377,224           385,172             3,236,412        1,495,050
                                                            ---------------  ----------------      ----------------  ---------------
    Total Federal Income Tax                                      2,246,969         3,531,183             8,818,793        8,100,211
                                                            ---------------  ----------------      ----------------  ---------------

Net Income                                                  $     3,662,917  $      5,526,671      $     15,725,072  $    14,540,998
                                                            ===============  ================      ================  ===============

Net Income Per Share                                        $          0.39  $           0.58      $           1.66  $          1.54
                                                            ===============  ================      ================  ===============

Dividends Declared Per Share                                $          0.15  $          0.135      $           0.60  $          0.54
                                                            ===============  ================      ================  ===============

See notes to financial statements.

                                STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                                                    Three Months Ended                      Nine Months Ended
                                                                       September 30                            September 30

                                                                  1998              1997                  1998             1997


Net Income                                                  $    3,662,917  $      5,526,671      $     15,725,072  $    14,540,998
                                                            ---------------  ----------------      ----------------  ---------------
Unrealized Gains (Losses) on Securities:
  Unrealized Holding (Losses) Gains Arising
    During Period                                               (8,651,292)       18,162,803             1,079,338       20,057,819
  Less:  Reclassification Adjustment for Gains
    Included in Net Income                                        (775,430)       (2,507,707)           (3,477,700)      (3,875,794)
                                                            ---------------  ----------------      ----------------  ---------------
    Net Unrealized Holding Gains (Losses)
      Arising During Period                                 $   (9,426,722) $     15,655,096      $     (2,398,362) $    16,182,025
                                                            ---------------  ----------------      ----------------  ---------------

Income Tax Benefit (Expense) Related to
  Unrealized Gains                                               3,299,353        (5,481,245)              839,427       (5,663,709)
                                                            ---------------  ----------------      ----------------  ---------------

Other Comprehensive (Loss) Income,
  Net of Tax                                                $   (6,127,369) $     10,173,851      $     (1,558,935) $    10,518,316
                                                            ---------------  ----------------      ----------------  ---------------

Comprehensive (Loss) Income                                 $   (2,464,452) $     15,700,522      $     14,166,137  $    25,059,314
                                                            ===============  ================      ================  ===============



See notes to financial statements.

                                       STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                  Nine Months Ended           Nine Months Ended
                                                                                  September 30, 1998          September 30, 1997
                                                                                  ------------------          ------------------
Cash flows from operating activities:
  Net income                                                                     $       15,725,072          $        14,540,998
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net amortization of bond and mortgage
        premium and discount                                                                370,567                      926,033
      Amortization of deferred policy acquisition
        costs                                                                             3,715,556                    2,253,404
      Real Estate Depreciation                                                               62,145                       64,798
      Deferred federal income taxes                                                       3,236,412                    1,495,050
      Realized gains on investments                                                      (3,477,700)                  (3,875,794)
  (Increase) decrease in other assets                                                    (1,721,587)                   2,264,169
  (Increase) decrease in other receivables                                                  (80,873)                     276,953
  Decrease (increase) in premium receivable                                                  35,918                      (90,322)
  Increase in reinsurance recoverable
    and reserve credits                                                                    (543,597)                    (483,510)
  Increase in accrued investment income                                                  (1,945,675)                  (1,950,862)
  Increase in deferred policy acquisition
    costs                                                                                (7,977,273)                  (7,403,257)
  Increase in future policy benefits and claims                                           3,287,935                    4,859,436
  (Decrease) increase in other policyholder funds                                        (1,964,343)                   1,980,960
  (Decrease) increase in reinsurance premium due                                           (151,871)                      70,021
  Increase (decrease) in accounts payable and accrued
    liabilities and due to affiliate                                                      3,234,283                   (1,228,824)
  Increase in prepaid federal income tax                                                 (1,678,288)                     (67,374)
                                                                                 ------------------          -------------------
      Net cash provided by operating
        activities                                                               $       10,126,681          $        13,631,879
                                                                                 ------------------          -------------------

Cash flows from investing activities:
  Purchase of investments:
    Fixed maturities                                                             $     (110,588,282)         $       (64,669,917)
    Equity securities                                                                   (49,349,639)                 (34,596,577)
  Sales/maturities of investments:
    Fixed maturities                                                                     76,957,477                   36,259,958
    Equity securities                                                                    33,702,953                   38,613,027
  Purchase of mortgage loans                                                                      0                   (1,183,667)
  Principal payments received on mortgage loans                                             103,284                       95,714
  Loans made to policyholders                                                            (1,120,633)                  (1,053,304)
  Payments received on policy loans                                                         452,517                      518,041
  Purchase of other invested assets                                                      (9,849,688)                    (774,745)
  Proceeds from other invested assets                                                     3,669,984                      475,464
                                                                                 ------------------          -------------------
      Net cash used in investing activities                                      $      (56,022,027)         $       (26,316,006)
                                                                                 ------------------          -------------------

See notes to financial statements

                                 STATEMENTS OF CASH FLOWS--Continued (Unaudited)


                                                                                  Nine Months Ended           Nine Months Ended
                                                                                  September 30, 1998          September 30, 1997
                                                                                  ------------------          ------------------
Cash flows from financing activities:
    Increase in annuity and supplementary
      contract deposits                                                          $       21,748,009          $        27,521,499
    Increase in Universal Life Deposits                                                   9,178,165                    9,283,893
    Dividends paid to shareholders                                                       (4,110,752)                  (3,732,756)
                                                                                 ------------------          -------------------
        Net cash provided by financing
          activities                                                             $       26,815,422          $        33,072,636
                                                                                 ------------------          -------------------
Net (decrease) increase in cash and
   cash equivalents                                                                     (19,079,924)                  20,388,509
Cash and cash equivalents at beginning of year                                           42,287,398                    6,284,102
                                                                                 ------------------          -------------------
Cash and cash equivalents at end of quarter                                      $       23,207,474          $        26,672,611
                                                                                 ==================          ===================


Supplemental  disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                     $          483,750          $           483,750
    Income taxes                                                                          7,060,000                    6,473,896

   See notes to the financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B -- INVESTMENTS

Invested assets of the Company consist of investments in fixed maturities, preferred stock, common stock, real estate, mortgage and policy loans and other invested assets. At September 30, 1998, 78.9% of total invested assets were invested in fixed maturities. Preferred stocks represent 10.7% or $81.5 million and common stocks represent 6.3% or $48 million of total invested assets at September 30, 1998. Real estate and mortgage loans make up only 1.5% of total invested assets. Mortgage loan and real estate investments have the potential for higher returns but also carry more risk, including less liquidity and greater uncertainty of rate of return.

The Company has classified all of its fixed maturity portfolio as available-for-sale at September 30, 1998. Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to restructure the Company's investments in response to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in shareholders' equity.

The Company's fixed maturities at September 30, 1998 consist of investments in bonds of $596.4 million and investments in redeemable preferred stock of $2.9 million. Consistent with the Company's investment objective, the fixed maturity portfolio is of very high quality and well diversified within each market sector. The portfolio is conservatively managed with the goal of achieving reasonable returns while limiting exposure to risk. At September 30, 1998, the amortized cost, gross unrealized gains, gross unrealized losses and carrying value for fixed maturities were as follows:

                                  Fixed Maturities at 9-30-98  (In Thousands)


                                                                          Gross              Gross
                                                    Amortized           Unrealized         Unrealized           Carrying
                                                       Cost                Gains             Losses               Value

U.S. Treasuries                                  $         4,382     $           886    $              0    $         5,268
U.S. Government Agency                                    17,545                 770                  56             18,259
States & Political Subdivisions                            2,057                 132                   0              2,189
Special Revenue                                           11,096                 849                   0             11,945
Public Utilities                                          74,566               3,796               1,103             77,259
U.S. Banks, Trusts & Insurance
  Companies                                              115,514               8,358               1,053            122,819
U.S. Industrial & Miscellaneous Bonds                    315,706              17,213                 575            332,344
Foreign Governments-Agency                                 2,989                   0                 665              2,324
Foreign Industrial & Miscellaneous                        23,372                 999                 373             23,998
                                                 ---------------     ---------------    ----------------    ---------------
     Total Bonds                                         567,227              33,003               3,825            596,405
Redeemable Preferred Stock                                 3,000                   0                  54              2,946
                                                 ---------------     ---------------    ----------------    ---------------
     Total Fixed Maturities                      $       570,227     $        33,003    $          3,879    $       599,351
                                                 ===============     ===============    ================    ===============

Included in the fixed maturity category are high-quality bonds with a carrying value of $590,227,699 that are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $350 million characterized as the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners (NAIC). Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

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

At September 30, 1998, the amortized cost of the Company's five largest investments in corporate debt securities totaled $35.5 million, none of which individually exceeded $8.1 million. These investments had a market value of $37.5 million.

Equity securities consist of common and preferred stocks, which are carried on the balance sheet at market value. As with the fixed maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector. The preferred stocks are of very high-quality (all of the $81.5 million of preferred stock are rated "highest" or "high" quality as defined by the NAIC) and extremely marketable. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC. Common stock provides capital appreciation potential within the portfolio. Common stock investments inherently provide no assurance of producing income since dividends are not guaranteed. As with all investments, the continuing value of common stock is subject to change based on the underlying value of the issuer. Common stocks also are subject to valuation fluctuations driven by investment market conditions.

                               Equity Securities at 9-30-98  (In Thousands)


                                                                    Gross                Gross
                                                                  Unrealized           Unrealized            Market
                                                 Cost               Gains                Losses              Value
Common Stock:
  U.S. Banks, Trusts &
    Insurance Companies                     $          3,891    $          3,619    $            15     $         7,495
  U.S. Industrial & Miscellaneous                     43,420               6,276              9,172              40,524
                                            ----------------    ----------------    ---------------     ---------------
    Total Common Stock                                47,311               9,895              9,187              48,019
Preferred Stock:
  Public Utilities                                     4,000                  50                  0               4,050
  U.S. Banks, Trusts &
    Insurance Companies                               43,654               1,333                377              44,610
  Foreign Banks, Trusts &
    Insurance Companies                               12,873                 310                500              12,683
  U.S. Industrial & Miscellaneous                     17,820                 248              1,895              16,173
  Foreign Industrial &
    Miscellaneous                                      3,900                  40                  0               3,940
                                            ----------------    ----------------    ---------------     ---------------
    Total Preferred Stock                             82,247               1,981              2,772              81,456
                                            ----------------    ----------------    ---------------     ---------------

Total Equity Securities                     $        129,558    $         11,876    $        11,959     $       129,475
                                            ================    ================    ===============     ===============

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

Net income decreased to $3,662,917, or $.39 per share, in the third quarter of 1998 from $5,526,671 or $.58 per share, in the third quarter of 1997, a decrease of 33.7%. The decrease in realized gains on investments from $2,507,707 in the third quarter of 1997 to $775,430 in the third quarter of 1998 and an increase in death benefits from $2,346,461 in the third quarter of 1997 to $2,742,286 in the third quarter of 1998 were the primary reasons for the decrease in net income. Revenue growth continued to be strong as total policy revenue increased by 9.6% to $9,493,676 in the current period.


REVENUES, BENEFITS, AND EXPENSES

Policy Revenues. Total policy revenues increased 9.6% to $9,493,676 in the third quarter of 1998 from $8,661,427 in the third quarter of 1997. Included in these totals are universal life premiums of $2,450,144 in the third quarter of 1998 compared to $2,226,773 in the third quarter of 1997, an increase of 10%. Group policy revenues increased from $564,167 in the third quarter of 1997 to $588,617 in the third quarter of 1998. For the nine months ended September 30, 1998, policy revenue rose 9.1% to $28,308,074 compared to $25,943,791 recorded for the same period in 1997.

Deposits. First year and single universal life and annuity deposits decreased 23.1% to $8,055,435 in the third quarter of 1998 compared to $10,480,444 in the third quarter of 1997. New ordinary annuity sales dropped from $5,602,109 in the third quarter of 1997 to $3,999,459 in the third quarter of 1998, a decrease of 28.6%. Generally, lower interest rates and a flattening interest yield curve have made fixed annuities less attractive compared to other investment alternatives. Also included in these amounts are structured settlement annuities sold to the Erie Insurance Group property/casualty affiliate companies which totaled $3,583,266 in the third quarter of 1998 and $4,030,897 in the third quarter of 1997.

Net Investment Income. Net investment income in the third quarter of 1998 was $12,574,958 compared to $12,418,846 in the third quarter of 1997. For the nine months ended September 30, 1998, net investment income was $38,360,698, an increase of 3.6% over the $37,031,620 reported for the same period in 1997. The majority of the increase in income generated by the investment portfolio was due to increased levels of investment from cash flows generated by the Company's operations and annuity and universal life deposits.

Realized Gain on Investments. During the third quarter of 1998 and 1997, the Company generated realized gains of $775,430 and $2,507,707, respectively, from the sale of equity and fixed maturity investments.

Death Benefits. Net death benefits on life insurance policies increased 16.9% in the third quarter of 1998 to $2,742,286, compared to $2,346,461, for the same period in 1997. For the nine month period ended September 30, 1998, death benefits totaled $5,980,656, a decrease of 14.5% from the $6,998,725 reported for the nine months ended September 30, 1997. Mortality experience should be evaluated over the long term, rather than over short periods where unusual fluctuations may influence the results. This is particularly true for a company the size of Erie Family Life, which is growing. The Company's mortality experience has been good over the past several years and management believes that its underwriting philosophy and practices are sound.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

Interest on Annuity and Universal Life Deposits. Interest on deposits held by the Company for Policyholders increased 13.0% to $8,903,972 in the third quarter of 1998 from $7,881,009 in the third quarter of 1997. This increase was due to the $65 million in deposits made by Policyholders during the 12-month period ended September 30, 1998. At September 30, 1998, annuity deposits accruing interest were $511 million and universal life deposits accruing interest were $78 million. During the third quarter of 1998, the interest rate credited on universal life and annuity deposits remained unchanged. The current interest rate currently credited on universal life deposits ranges from 6.25% to 7.00% while the rate currently credited on annuity deposits ranges from 5.00% to 6.25%.

Increase in Future Life Policy Benefits. The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The 1998 third quarter increase in future life policy benefits was $1,227,423, compared to $1,343,157 in the third quarter of 1997 a decrease of 8.6%. The third quarter 1998 increase in future life policy benefits is consistent with the $1.1 million average quarterly increase recorded in 1997.

Commission Expense. During the third quarter of 1998 commission expense increased $91,334 to $418,405. Direct commission costs include some new and most renewal commissions, production bonuses and Company contest awards. These direct commission expenses are reduced by commissions received from reinsurers and the expense is affected by the amount of commission expenses capitalized as part of the deferred policy acquisition costs (DAC). Commission costs, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and bonus commissions and some second-year commissions qualify for deferral, i.e., additions to the DAC. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

General Expenses. General expenses amounted to $2,145,078 in the third quarter of 1998 compared to $1,602,345 for the same period in 1997. General expenses include approximately $350,000 associated with the implementation of a new policy administration system known as "Cyberlife". There were no comparable expenses in the 1997 period.

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

Taxes, Licenses, and Fees. Taxes, licenses and fees increased by $145,287 to $402,953 in the third quarter of 1998 compared to $257,666 in the third quarter of 1997. The majority of this increase was due to a reduction in premium tax credits in the third quarter of 1998 when compared to the same period in 1997. For the nine months ended September 30, 1998 taxes, licenses and fees amounted to $201,954 compared to $829,338 at September 30, 1997. The $627,384 decrease was caused by a $954,000 refund that is due the Company from the Pennsylvania Life and Health Insurance Guaranty Association because of a recalculation of annuity assessments paid in previous years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums, annuity and universal life deposits and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the nine months ended September 30, 1998 was $10,126,681 compared to $13,631,879 for the nine months ended September 30, 1997. The Company's liquidity position remains strong as invested assets increased by $57 million during the first nine months of 1998 to $760 million at September 30, 1998.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, provide cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $11,730,903 in the third quarter of 1998 and $14,396,286 in the third quarter of 1997.

The Company's current commitments for expenditures as of September 30, 1998 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has in place a $10 million line of credit with a bank. At September 30, 1998, there were no borrowings on this line of credit.

The amount of dividends Erie Family Life, a Pennsylvania-domiciled life insurer, can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10 percent of its statutory surplus as regards policyholders as shown on its last annual statement on file with the commissioner, or (b) the net income as reported for the period covered by such annual statement, but shall not include pro rata distributions of any class of the insurer's own securities. Accordingly, the maximum dividend payout which may be made in 1998 without prior Pennsylvania Insurance Commissioner approval is $12,924,000.

Dividends declared to shareholders totaled $1,417,500 in the third quarter of 1998.

The Company's 1997 year-end Risk Based Capital Analysis as reflected in its 1997 statutory annual statement shows total adjusted capital of $90,727,646 and authorized control level risk based capital of $15,031,184. These results are indicative of the strong capital position of the Company.


FINANCIAL CONDITION

Reserve Liabilities

The Company's primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On September 30, 1998, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments, as the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are liquid in order to meet commitments to our Policyholders. At September 30, 1998, the Company's investment portfolio of cash and money market investments, investment grade bonds, common stocks, and preferred stocks, all of which are readily marketable, totaled $746 million or 84.7% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.


ACCOUNTING PRONOUNCEMENTS

SOP 98-1

During the first quarter of 1998, the Company adopted AICPA Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1 the Company began capitalizing internal use software costs. The adoption of this statement resulted in an increase in net income of $292,000, or $.03 per share for the third quarter of 1998 and $715,000 or $.08 per share for the nine months ended September 30, 1998.


YEAR 2000 READINESS DISCLOSURE

As a financial services enterprise, Erie Family Life Insurance Company is dependent on computer systems and applications to conduct business. Like all companies with information and systems dependencies, the Company is continually faced with significant information technology challenges. Among these challenges is the so-called "Year 2000 Issue," the inability of many computer systems to recognize dates beginning with the year 2000 and subsequent years.

The effect of the Year 2000 Issue cannot be exactly measured with certainty at the present time and any forecasts about the effect of the Year 2000 Issue and remediation projections are necessarily forward-looking statements and are subject to the risks and uncertainties noted on page 17.

Company's State Of Readiness

The Company is evaluating it's year 2000 readiness inclusive of it's existing legacy systems, it's replacement to the legacy systems, (collectively, "Internal Systems"), it's personal computer hardware and software and it's external business contacts.

Internal Systems: In 1997, the Company began implementation of a new, state of the art, life insurance processing and administrative system known as Cyberlife, a product of Cybertek Corporation. The system is vendor certified as year 2000 compliant. Applications are being implemented along product specific lines beginning with traditional life insurance products expected to be placed into production during the first half of 1999. Implementation will extend beyond year 2000 for many of the Cyberlife system applications. Consequently, the Company will be operating both in the Cyberlife and legacy systems into the year 2000.

As assessment of the state of readiness of those legacy systems and applications which will continue to function into the Year 2000 has been conducted by management. Based on this assessment project plans have been developed inclusive of programming effort and program testing. Management believes the remediation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

effort will entail less than 1400 hours of programming and program testing effort to make legacy systems Year 2000 compliant. The remediation plan calls for this work to be completed by the end of the first quarter of 1999.

Plans for integrated business testing will be developed, including an estimate of hours, during the fourth quarter of 1998. Integrated business testing is planned for the second quarter of 1999, following implementation and testing of traditional life on Cyberlife.

Personal Computer Software and Hardware: The Company in the conduct of everyday business uses personal computers extensively. Business critical uses include policy issuance, policy valuation and policy servicing functionality such as document storage and retrieval. Use of word processing and other administrative tools are also prevalent in the Company. The preponderance of personal computers in use by Company personnel were placed in service as compliant devices over the past 18 months. Related software applications are also relatively new and believed to be year 2000 compliant. An inventory of personal computer software was taken in the first quarter of 1998 and was used as a basis to obtain certification from vendors as to the year 2000 compliance of important applications. This inventory will be reviewed and updated each quarter and any important applications that are in question will be tested during the first half of 1999, if possible. To the extent necessary, personal computer hardware devices and software will be replaced with alternative products or available upgrades will be made, depending on the circumstances.

External Business Contacts: During the fourth quarter of 1998, the Company will prioritize an inventory of key outside parties whom management believes support mission critical operations of the Company. Dialogue with these vendors has been ongoing throughout 1998. For this category of outside party, extensive qualification of their year 2000 readiness will be established. Qualification will include some combination of testing and contingency planning depending upon management's relative comfort level with the outside parties state of readiness and the availability of suitable alternative providers. The qualification process will be planned during the fourth quarter of 1998 and qualification procedures will be conducted beginning in the first quarter of 1999.

Cost to Address Year 2000 Issues

Based upon known factors and the measures taken to date, management does not anticipate significant future costs in order to address the Year 2000 Issue. Costs anticipated include personnel costs (programming, testing internal systems, testing external party interfaces, developing contingency plans and replacing software and hardware devices that are not year 2000 compliant) and purchase of personal computer software and hardware. Costs that have been incurred to date have been charged to operations as incurred. Estimates of both the cost incurred to date and future costs are not anticipated to be material to the financial position and results of operations of the Company.

Risk of the Company's Year 2000 Issues

The proper functioning of the Company's computer systems and applications is critical to the continued operations of the Company. Management believes that all mission critical systems and applications will be Year 2000 compliant sufficiently in advance of January 1, 2000, and, therefore, believes Year 2000 will not adversely affect the operations of the Company.

It is possible that certain key external parties will certify their systems as year 2000 compliant but such readiness will not be verifiable. The inability of the Company to respond to uncontrollable circumstances is always a concern. For example, if numerous key third parties are unable to perform, operations of the Company could be adversely affected. The Company as part of overall risk management will be preparing contingency plans during the first half of 1999 in response to the possibility of key third party failure. Management does not anticipate, nor would management characterize these scenarios, as having a greater than remote possibility of occurrence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

Company's Contingency Plans if a Vendor or the Company fail to Address Year 2000 Issues

This risk described above will be addressed, as described, through contingency planning. The level of contingency planning will be commensurate with the relative importance of the external party to the operations of the Company and the relative risk that the party will be unable to operate satisfactorily in 2000. Such contingency plans will be developed during the first and second quarter of 1999.

The statements herein are forward-looking statements containing the beliefs of management that involve risks and uncertainties. These risks and uncertainties include but are not limited to, human or mechanical errors in correcting Year 2000 Issues; incorrect or improper (intentional or otherwise) representations by third parties as to their compliance or remediation efforts; the failure of third parties to follow through on their remediation efforts and the inability to identify and/or locate processing chips that are subject to Year 2000 problems.





                *********************************************






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

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three-month period ending September 30, 1998.

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


                                      Erie Family Life Insurance Company
                                                 (Registrant)

Date:   November 13, 1998

                                      /s/ Stephen A. Milne
                                         (Stephan A. Milne,President & CEO)




                                      /s/ Philip A. Garcia
                                         (Philip A. Garcia, Executive
                                          Vice President & CFO)