Form 10-K
period 1998-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 1999-03-30
CIK 33416

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                          (NO FEE REQUIRED)
For the fiscal year ended December 31, 1998

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

              Yes    X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on February 28, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Annual Report to shareholders for the fiscal year ended December 31, 1998 (the "Annual Report") are incorporated by reference into Parts II and IV of this Form 10-K Report.

                                  INDEX


PART    ITEM NUMBER AND CAPTION                                          PAGE

I       Item 1.    Business                                                 3

I       Item 2.    Properties                                               6

I       Item 3.    Legal Proceedings                                        6

I       Item 4.    Submission of Matters to a
                   Vote of Security Holders                                 6

II      Item 5.    Market for Company's Common Stock
                   and Related Shareholder Matters                          7

II      Item 6.    Selected Financial Data                                  7

II      Item 7.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                            7

II      Item 8.    Financial Statements and Supplementary Data              7

II      Item 9.    Changes In and Disagreements With
                   Accountants on Accounting and Financial
                   Disclosure                                               7

III     Item 10.   Directors and Executive Officers
                   of the Company                                           8

III     Item 11.   Executive Compensation                                  12

III     Item 12.   Security Ownership of Certain
                   Beneficial Owners and Management                        18

III     Item 13.   Certain Relationships and Related
                   Transactions                                            20

IV      Item 14.   Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                                 21

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

Products

       The Company's portfolio of life insurance includes the usual forms of permanent life, endowment and term policies, including whole life, family income, mortgage and decreasing term, group, and universal life insurance. In terms of face value, new life business issued in 1998 had a ratio of 6:1 of term insurance to whole life insurance coverage.

       Life insurance premiums and annuity deposits have been the primary sources of cash inflows for the Company.


                                                   Classes of Life Insurance
                                                   Percentage of Total Sales


                                                For the year ended December 31,

       Class                                           1998         1997          1996         1995          1994
       -----                                           ----         ----          ----         ----          ----
       Ordinary Life (including Total
       and Permanent Disability and
       Additional Accidental Death)                    93.4%        93.3%         93.3%        91.8%         92.1%
       Group                                            6.6          6.7           6.7          8.2           7.9
                                                      ------       ------        ------       ------        ------
                                                      100.0%       100.0%        100.0%       100.0%        100.0%

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

       Structured settlement annuities sold to affiliate companies represented $17,883,171 in annuity deposits in 1998, $17,780,582 in 1997 and
       $13,504,953 in 1996. Also included in the annuity deposits are annuity contracts purchased by the Erie Insurance Group Retirement Plan for Employees. These annuity contracts purchased totaled $6,413,460 in 1998, $1,992,060 in 1997 and $4,894,042 in 1996.

                                Classes of Deposits
                                   Total Deposits

                           For the year ended December 31,

       Class                                         1998              1997            1996           1995            1994
       -----                                         ----              ----            ----           ----            ----
       Universal Life Deposit                   $  10,692,515   $  10,773,738  $     9,465,576  $    8,490,667  $    7,482,156
       Annuity Deposit                             56,727,779      58,306,640       58,250,822      66,051,230      62,048,541
                                                -------------   -------------  ---------------  --------------  --------------
                                                $  67,420,294   $  69,040,378  $    67,716,398  $   74,541,897  $   69,530,697

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

Marketing

       The Company markets its products through independent agents throughout Pennsylvania, Maryland, Virginia, West Virginia, Ohio, Indiana, Tennessee, North Carolina, the District of Columbia, and most recently, Illinois. The policies sold are evaluated by the Company's Underwriting Department which selects or declines applicants for insurance. Premium on policies which are accepted may be standard or rated, depending on the nature of the risk.

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

Insurance Regulation

       The Company is subject to supervision and regulation by the insurance departments of the states in which it does business. Although the extent of the regulation varies from state to state, generally the supervisory agencies are vested with broad administrative powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, licensing of agents, approval of policy forms, deposits of security for the benefits of policy owners and investments and maintenance of specified reserves and capital, all designed primarily for the protection of policy owners. In accordance with the rules of the National Association of Insurance Commissioners (NAIC), the Company is examined periodically by one or more of the state supervisory agencies. The latest such examination of the Company was conducted by the Pennsylvania Insurance Department and covered the five years ended December 31, 1995.

       The Commonwealth of Pennsylvania follows the statutory accounting practices minimum risk-based capital requirements on domestic insurance companies that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. These formulas determine a ratio of the company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The NAIC levels and ratios are as follows:

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

       Erie Family Life has regulatory total adjusted capital of $108 million and a ratio of total adjusted capital to authorized control level risk-based capital of more than 5:1 at December 31, 1998. The Company's ratios significantly exceed the minimum NAIC risk-based capital requirements.

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

       Annuities are subject to varying interest rates determined at the discretion of the Company subject to certain minimums. During 1998, annuity deposits earned interest at rates ranging from 5.00% to 6.00%. Management believes the fair value of annuity and universal life deposits approximates the amounts recorded in the financial statements, since these obligations are generally subject to fluctuating interest rates.

Employees

       Services of 89 full-time Employees are provided through Erie Indemnity Company. All employees are salaried and 5 are officers. These Employee expenses along with other operating expenses are paid by the Erie Indemnity Company and reimbursed on a monthly basis. None of the Employees are covered by collective bargaining agreements and the Company believes its Employee relations are good.

Other Data

                    The Company's Lapse Rate for 1998 was 8.8%.

                    Reinsurance Profitability - Not Applicable.

                    New Types of Insurance - Not Applicable.

                    Total Insurance In Force for the last five years Net of Reinsurance was:

                                1998 - $11,961,512,000
                                1997 - $10,754,141,000
                                1996 - $ 9,646,962,000
                                1995 - $ 8,370,940,000
                                1994 - $ 7,481,537,000


ITEM 2.  PROPERTIES

The Company owns no real property and no tangible personal property used in the operation of its business except office supplies and forms. The Company does, however, own real property for investment purposes as provided in Schedule I
"Summary of Investments other than Investments in Related Parties." This property is leased to the Erie Indemnity Company. Rental income for 1998 was $343,000. The executive and administrative offices of the Company are located in the headquarters office of Erie Insurance Group in Erie, Pennsylvania. The Company pays other members of the group an amount determined by an arm's length agreement for office space and for the use of facilities, equipment and services.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote to shareholders during the fourth quarter of 1998.

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Currently there is no market on which the Company's stock is traded. The Company had 1,108 recordholders of Common Stock at December 31, 1998.

       Date Dividends Declared       Date Dividends Paid    Dividends per Share

         March 5, 1997               April 1,1997                 $  .135
         April 29, 1997              July 1, 1997                    .135
         June 17, 1997               October 1, 1997                 .135
         September 15, 1997          January 2, 1998                 .135
         February 17, 1998           April 1, 1998                   .150
         April 28, 1998              July 1, 1998                    .150
         June 15, 1998               October 1, 1998                 .150
         September 16, 1998          January 4, 1999                 .150


ITEM 6.  SELECTED FINANCIAL DATA

The information contained in "Selected Financial Data" on Page 16 of the Company's 1998 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The information set forth on pages 17 through 25 of the Company's 1998 Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 1998 Financial Statements and the Company's Independent Auditors' Report on pages 26 through 36 of the Company's 1998 Annual Report are incorporated herein by reference, as is the unaudited information set forth in the Notes to the Financial Statements under the caption "Quarterly Results of Operations (Unaudited)" on page 36.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                        Present Principal Position with Erie
Name and Age                            Family Life and Other Material Positions
as of 04/01/99                          Held During the Last Five Years

Peter B. Bartlett 3C,4,5                Director since 1996.  Partner, Brown Brothers Harriman & Co. since
       65                               1974; Director--the Company, Erie Insurance Company and Erie Indemnity
                                        Company, Attorney-in-Fact for Erie Insurance Exchange and Kennametal, Inc.

Samuel P. Black, III 2,4                Director since 1997.  President, Treasurer and Secretary, Samuel P.
       57                               Black & Associates, Inc.--insurance agency; Director--the Company, Erie Insurance Company,
                                        Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie
                                        Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange.

J. Ralph Borneman, Jr. 3,4              Director since 1992.  President and Chief Executive Officer, Body-Borneman
       60                               Associates, Inc., insurance agency.  President, Body-Borneman, Ltd. and Body-Borneman, Inc.,
                                        insurance agencies.  Director--the Company, Erie Insurance Company, Erie Indemnity Company,
                                        Attorney-in-Fact for Erie Insurance Exchange, Erie Insurance Company of New York and
                                        National Penn Bancshares.

John J. Brinling, Jr.                   Executive Vice President of the Company since December 1990.  Division
       52                               Officer 1984-present.

Robert H. Dreyer                        Senior Vice President of the Company since 1990.  Chief Actuary 1983-
       61                               Present.

Philip A. Garcia                        Executive Vice President and Chief Financial Officer of the Company,
       42                               Erie Insurance Company, Erie Indemnity Company, Attorney-in-Fact for Erie Insurance
                                        Exchange,   Flagship  City   Insurance Company,  Erie  Insurance  Property  &
                                        Casualty  Company  and Erie  Insurance Company  of  New  York  since  October
                                        1997.   Senior  Vice   President   and Controller 1993 - 1997. Vice President
                                        prior to 1993. Director--Flagship City Insurance   Company,   Erie  Insurance
                                        Property & Casualty  Company  and Erie Insurance Company of New York.




2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairman



                                        Present Principal Position with Erie
Name and Age                            Family Life and Other Material Positions
as of 04/01/99                          Held During the Last Five Years

Patricia A. Goldman 2,4C                Director since 1996.  Retired; Senior Vice President for Communications,
       57                               USAir, Inc. from 1988 to 1994; Director--the Company, Erie Insurance Company, Erie Indemnity
                                        Company, Attorney-in-Fact for Erie Insurance Exchange and Crown Central Petroleum Company.

Susan Hirt Hagen1,*                     Director since 1980.  Managing Partner, Hagen, Herr & Peppin, Group
       63                               Relations Consultants since 1990; Director--the Company, Erie Insurance Company and Erie
                                        Indemnity  Company,   Attorney-in-Fact for  Erie  Insurance  Exchange,  since
                                        1980; Director--Erie Insurance Property  &  Casualty  Company,   Erie
                                        Insurance Company of New York, and Flagship City Insurance  Company since 1995.

F. William Hirt1C,*                     Director since 1967.  Chairman of the Board of the Company, Erie Insurance Company,
       73                               Erie Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange, Erie Insurance
                                        Property & Casualty Company and Flagship  City  Insurance  Company since September 1993;
                                        Chairman of the Board of Erie Insurance Company of New York since April 1994. Chairman of the Executive Committee of the Company and the Erie Indemnity Company, Attorney-in-Fact for
                                        Erie  Insurance Exchange since November 1990; Interim President and Chief Executive Officer
                                        of   the   Company,   Erie   Indemnity Company,   Attorney-in-Fact  for  Erie Insurance
                                        Exchange,   Erie  Insurance Company,  Erie  Insurance  Property  & Casualty Company,
                                        Flagship City Insurance  Company and Erie  Insurance Company  of New York from  January  1,
                                        1996 to February 12, 1996; Chairman of the Board, Chief Executive Officer and Chairman of
                                        the Executive Committee of the Company,  Erie Indemnity  Company, Attorney-in-Fact  for
                                        Erie  Insurance Exchange  and Erie  Insurance  Company for  more   than  five  years  prior
                                        thereto;  Director--the  Company, Erie Insurance   Company,   Flagship   City Insurance
                                        Company,   Erie  Indemnity Company,   Attorney-in-Fact  for  Erie Insurance  Exchange,
                                        Erie  Insurance Property & Casualty  Company  and Erie Insurance Company of New York.


Edmund J. Mehl 1,2C,4                   Director since 1969.  Retired Chairman and Chief Executive Officer,
       75                               Dispatch Printing, Inc.; Director--the Company, Erie Insurance Company, Erie Indemnity
                                        Company,   Attorney-in-Fact  for  Erie Insurance   Exchange,   Flagship  City
                                        Insurance   Company,   Erie  Insurance Property & Casualty  Company  and Erie
                                        Insurance Company of New York.




1 Member of Executive Committee
2 Member of Audit Committee
4 Member of Nominating Committee
* F. William Hirt is the brother of Susan Hirt Hagen.
C Committee Chairman



                                        Present Principal Position with Erie
Name and Age                            Family Life and Other Material Positions
as of 04/01/99                          Held During the Last Five Years

Stephen A. Milne 1,5                    President, Chief Executive Officer and Director of the Company, Erie
       50                               Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange, and Erie
                                        Insurance  Company since  February 12, 1996.  President  and Chief  Executive
                                        Officer of the Company, Erie Insurance Company,   Erie   Indemnity   Company,
                                        Attorney-in-Fact  for  Erie  Insurance Exchange,   Flagship  City   Insurance
                                        Company,  Erie  Insurance  Property  & Casualty  Company  and Erie  Insurance
                                        Company  of  New  York   since   1996; Executive  Vice  President of the Erie
                                        Insurance   Company,   Erie  Indemnity Company,   Attorney-in-Fact  for  Erie
                                        Insurance   Exchange,   Flagship  City Insurance   Company,   Erie  Insurance
                                        Property & Casualty  Company  and Erie Insurance    Company   of   New   York
                                        1994-1996.   Owner,   Bennett-Damascus Insurance  Agency March  1991-December
                                        31, 1993; Senior Vice President-Agency Division    Erie    Insurance    Group
                                        1988-1991.   Director--Erie  Insurance Company,   Erie   Indemnity   Company,
                                        Attorney-in-Fact  for  Erie  Insurance Exchange and Erie Insurance Company of
                                        New  York,   Flagship  City  Insurance Company and Erie Insurance  Property &
                                        Casualty Company.

Timothy G. NeCastro                     Senior Vice President and Controller of the Company, Erie Insurance Company, Erie Indemnity
       38                               Company, Attorney-in-Fact for Erie Insurance Exchange, Flagship City Insurance Company, Erie
                                        Insurance Property & Casualty Company and Erie Insurance Company of New York since November
                                        1997.

John M. Petersen 1,5                    Director since 1980.  Retired; President and Chief Executive Officer of the Company, Erie
       70                               Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange, Erie Insurance Company,
                                        Flagship City Insurance Company and Erie Insurance Property & Casualty Company from 1993 to
                                        1995 and Erie Insurance  Company of New York from 1994-1995; President, Treasurer and Chief
                                        Financial Officer of the Erie Indemnity Company, Attorney-in-Fact for the Erie Insurance
                                        Exchange, Erie Insurance Company and Erie Family Life Insurance Company from November 1990, and of Flagship City Insurance Company and Erie  Insurance  Property  &  Casualty Company
                                        since 1992 and 1993, respectively, to September 1993; President, Treasurer and Chief
                                        Financial Officer of the Company and Executive Vice President, Treasurer and Chief Financial
                                        Officer of the Erie Indemnity Company, Attorney-in-Fact for the Erie Insurance Exchange and
                                        Erie Insurance Company for more than five years prior thereto; Director--the Company, Erie
                                        Insurance Company, Flagship City Insurance Company, Erie Indemnity Company, Attorney-in-Fact
                                        for Erie Insurance Exchange, Erie Insurance Property & Casualty Company, Erie Insurance
                                        Company of New York, and Spectrum Control.




1 Member of Executive Committee
5 Member of Investment Committee



                                        Present Principal Position with Erie
Name and Age                            Family Life and Other Material Positions
as of 04/01/99                          Held During the Last Five Years

Jan R. Van Gorder 1                     Director since 1990.  Senior Executive Vice President, Secretary and General Counseo of the
       51                               Company, Erie Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange, and Erie
                                        Insurance Company since 1990 and of Flagship City Insurance  Company and Erie  Insurance
                                        Property & Casualty Company since 1992 and 1993, respectively and of Erie Insurance Company of New York since April 1994. Senior Vice President, Secretary  and General  Counsel of the
                                        Company,  Erie  Insurance  Company and Erie Indemnity Company, Attorney-in-Fact for Erie
                                        Insurance Exchange for more than five years prior thereto; Director--the Company, Erie
                                        Insurance Company, Flagship City Insurance Company, Erie Insurance Property  &  Casualty
                                        Company, Erie Insurance Company of New York and Erie Indemnity Company,   Attorney-in-Fact
                                        for Erie Insurance Exchange.

Harry H. Weil 2,3,4C,5C                 Director since 1995.  Counsel, Reed, Smith, Shaw & McClay, Attorneys,
       65                               since 1998, Partner 1969 to 1997, Associate 1964 to 1969; Director--the Company, Erie
                                        Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange, Erie Insurance Company and
                                        Calgon Carbon Corporation

Douglas F. Ziegler                      Senior Vice President, Treasurer and Chief Investment Officer of the
       48                               Company since October 1993.  Senior Vice President, Treasurer and Chief Investment Officer
                                        of the Erie Insurance Company, Erie Indemnity Company, Attorney-in-Fact for Erie Insurance
                                        Exchange, Flagship City Insurance Company and Erie Insurance Property & Casualty Company and
                                        Erie Insurance Company of New York.  Director--Erie Insurance Company of New York.





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

The following table sets forth the compensation paid by the Company during each of the three fiscal years ended December 31, 1998, 1997, and 1996, to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company during 1998 for services rendered in all capacities to the Company, Erie Indemnity Company, Erie Insurance Exchange (the "Exchange") and their subsidiaries and affiliates.


                                     Annual Compensation

Name and                                           Other Annual     All Other
Principal Position      Year  Salary    Bonus(1)  Compensation   Compensation(2)

Stephen A. Milne        1998  $587,892  $437,391     $2,216           $66,051
President and Chief     1997   539,462   174,697      1,014            66,219
Executive Officer       1996   467,305    39,351      1,014            26,020

Jan R. Van Gorder       1998  $321,032  $143,511     $2,268           $27,887
Senior Executive Vice   1997   321,032   103,469      2,268            26,263
President, Secretary    1996   312,555    25,433      1,014            26,431
& General Counsel

John J. Brinling,       1998  $224,686  $103,143     $2,268           $25,731
Jr., Executive          1997   214,395    68,733      2,268            27,209
Vice President of       1996   202,126    34,652        946            24,098
EFL

Philip A. Garcia        1998  $224,040   $97,910       $510           $20,677
Executive Vice          1997   160,703    58,744        383             4,470
President & Chief       1996   142,255     9,039        332             3,966
Financial Officer

Douglas F. Ziegler      1998  $186,880   $77,753       $923            $5,153
Senior Vice             1997   160,847    53,941        784             4,643
President, Treasurer    1996   143,184     4,953        732             4,393
& Chief Investment
Officer


(1) The amounts indicated in the bonus column above represent amounts earned by the named executives during 1998 under the Company's Annual Incentive Plan. The purpose of the Annual Incentive Plan is to promote the best interests of the Erie Insurance Exchange while enhancing shareholder value of the Company by basing a portion of selected employees' compensation on the performance of such employee and the Company. Performance measures are established by the Executive Compensation Committee based on the attainment of individual performance goals and Company's financial goals compared to a selected peer group. The amounts indicated also include minor perquisites to the named executive officers. In 1998, these amounts were $11,323, $11,095, $11,288, $5,550 and $450
       for  Messrs.   Milne,  Van  Gorder,   Brinling,   Garcia,   and  Ziegler,
       respectively.

(2) Amounts indicated in the Annual Compensation column include the premiums for group life insurance policies and supplemental group life insurance policies for the named executive officers.

(3) Amounts shown include matching contributions made by the Company pursuant to the Company's Employee Savings Plan, premiums paid by the Company on behalf of the named individuals on the split dollar plan insurance policies and miscellaneous expense reimbursements. For the year 1998, contributions made to the Employee Savings Plan amounted to $15,507, $10,391, $7,911, $6,559, and $5,153, on behalf of Messrs. Milne, Van
       Gorder, Brinling, Garcia and Ziegler, respectively. For the year 1997, contributions made to the Employee Savings Plan amounted to $12,194, $8,676, $6,432, $4,470, and $4,643 on behalf of Messrs. Milne, Van
       Gorder, Brinling, Garcia and Ziegler, respectively. For the year 1996, contributions made to the Employee Savings Plan amounted to $11,729, $8,689, $6,026, $3,966, and $4,393 on behalf of Messrs. Milne, Van

       Gorder, Brinling, Garcia and Ziegler, respectively. Premiums paid during 1998 for split dollar life insurance policies for Messrs. Milne, Van Gorder, Brinling, Garcia and Ziegler, respectively, were as follows:
       $50,544,  $17,496,  $17,820,  $14,118 and $-0-. Premiums paid during 1997 for split dollar life insurance policies for Messrs. Milne, Van Gorder, Brinling, Garcia and Zeigler, respectively, were as follows: $51,531, $17,587, $17,700, $-0- and $-0-. Premiums paid during 1996 for split dollar life insurance policies for Messrs. Milne, Van Gorder, Brinling, Garcia and Ziegler, respectively, were as follows: $14,291, $17,742, $18,072, $-0- and $-0-. The Company is entitled to recover the premiums from any proceeds paid on such split dollar life insurance policies and has retained a collateral interest in each policy to the extent of the premiums paid with respect to such policies. For the year 1998, no miscellaneous expense reimbursements were incurred for Messrs. Milne, Van Gorder, Brinling, Garcia and Ziegler, respectively. For the year 1997, miscellaneous expenses reimbursements amounted to $2,494, $-0-, $3,077, $-0- and $-0- for Messrs. Milne, Van Gorder, Brinling, Garcia and Ziegler, respectively. For the year 1996, no miscellaneous expenses were incurred for Messrs. Milne, Van Gorder, Brinling, Garcia and Ziegler, respectively.


Agreements with Executive Officers

Upon the recommendation of the Executive Compensation Committee of the Company's Board of Directors, the Company entered into employment agreements in December 1997 with the following four senior executive officers of the Company: John J. Brinling, Jr., Executive Vice President of the Company; Stephen A. Milne,
President and Chief Executive Officer of the Company; Philip A. Garcia, Executive Vice President and Chief Financial Officer of the Company, and Jan R. Van Gorder, Senior Executive Vice President, Secretary and General Counsel of the Company. At a meeting of the Board of Directors held on March 9, 1999, the Board of Directors extended the term of each executive officer's employment agreement for one year. The employment agreements have the following principal terms:

(a) A four-year term for Mr. Milne, expiring in December 2002, and for the other executives a two-year term expiring in December 2000, unless the agreement is theretofore terminated in accordance with its terms, with or without cause, or due to the disability or death of the officer or notice of non-renewal is given by the Company or the executive 30 days before any anniversary date;

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

(d) The establishment of the terms and conditions upon which the executive's employment may be terminated by the Company and the compensation of the executive in such circumstances. The agreements provide generally, among other things, that if the employment of an executive is terminated without Cause (as defined in the agreement) by the Company or by the executive for Good Reason (as defined in the  agreement )  then  the  executive  shall be  entitled to  receive:
        (i) an amount  equal to the sum of three times the  executive's  highest annual  base  salary  during  the preceding  three years plus an amount equal to three times the total of the executive's highest award  during the  preceding  three years under the  Company's Annual Incentive Plan;
        (ii) any award or other  compensation to which the executive is entitled
         under  the   Company's   Long-Term   Incentive Plan;  (iii)  continuing
         participation in any employee benefit plans for a period of three years following termination to the extent the executive and his dependents were eligible to participate in such programs immediately prior to the executive's termination; and (iv) immediate vesting and nonforfeitability of accrued benefits under the Company's Supplemental Retirement Plan for Certain Members of the Erie Insurance Group
         Retirement  Plan  for  Employees  ("Supplemental  Employee   Retirement
         Plan");

(e) Provisions relating to confidentiality and nondisclosure following an executive's termination; and

(f) An agreement by the executive not to compete with the Company for a period of one year following his termination, unless his termination was without Cause.

Stock Options and Stock Appreciation Rights

The Company does not have a stock option plan, nor has it ever granted any stock option or stock appreciation right to any of the persons named in the Summary Compensation Table.

Long-Term Incentive Plan

The Company has established a Long-Term Incentive Plan that is designed to enhance the growth and profitability of the Company by providing the incentive of long-term rewards to key employees who are capable of having a significant impact on the performance of the Company; to attract and retain employees of outstanding competence and ability and to further align the interests of such employees with those of the shareholders of the Company. The Plan was approved by shareholders in 1997 as a performance-based plan under the Code. Each of the named executives has been granted awards of phantom share units under the Company's Long-Term Incentive Plan based upon a target award calculated as a percentage of the executive's base salary. The total value of any phantom share units will be determined at the end of the performance period based upon the growth in the Company's retained earnings. Each executive will then be entitled to receive restricted shares of Class A Common Stock of the Erie Indemnity Company equal to the dollar value of the phantom share units at the end of the performance period. The vesting period for the restricted shares of Class A Common Stock issued to each executive is three years after the end of the performance period. If an executive ceases to be an employee prior to the end of the performance period, the executive forfeits all phantom share units awarded. If an executive ceases to be an employee prior to the end of the vesting period, the executive forfeits all unvested restricted shares previously granted. The following table sets forth target awards granted to the Company's five highest paid executive officers in 1998 for the three-year performance period of 1998 through 2000 and for target awards granted to the Company's five highest paid executive officers in 1997 for the three-year performance period of 1997 through 1999.


                            LONG TERM INCENTIVE PLAN
                           AWARDS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------------------
Name              Number of Shares,                   Performance                          Estimated Future Payouts
                      Units or Other                or Other Period                            Under Non-Stock
                          Rights (#)               Until Maturation                            Price-Based Plans
                                                        or Payout
------------------------------------------------------------------------------------------------------------------------------------
                  Phantom Share Units                                  Threshold          Target          Maximum
------------------------------------------------------------------------------------------------------------------------------------

Milne, S.                    45,839                   1997-1999            -0-            $188,812          (1)
                             76,757                   1998-2000            -0-            $377,623          (1)

Van Gorder, J.               27,279                   1997-1999            -0-            $112,361          (1)
                             22,839                   1998-2000            -0-            $112,361          (1)

Brinling, J.                 18,218                   1997-1999            -0-            $ 75,038          (1)
                             15,253                   1998-2000            -0-            $ 75,038          (1)

Garcia, P.                   12,719                   1997-1999            -0-            $ 52,390          (1)
                             14,243                   1998-2000            -0-            $ 70,070          (1)

Ziegler, D.                  13,438                   1997-1999            -0-            $ 55,350          (1)
                             12,948                   1998-2000            -0-            $ 63,701          (1)

 (1) There is no maximum payout limitation for a specific performance period. However, the maximum value of phantom share units that may be earned by any named executive in any year shall not exceed $500,000.

Pension Plan

The following table sets forth the estimated total annual benefits payable upon retirement at age 65 under the Erie Insurance Group Retirement Plan for Employees and the Supplemental Employee Retirement Plan (the "Retirement Plans").

                              PENSION PLAN TABLE

                                            Years of Service
Remuneration             15           20          25          30          35
------------------------------------------------------------------------------
$  150,000          $  45,000   $   60,000   $  75,000   $  90,000   $  90,000
   200,000             60,000       80,000     100,000     120,000     120,000
   250,000             75,000      100,000     125,000     150,000     150,000
   300,000             90,000      120,000     150,000     180,000     180,000
   350,000            105,000      140,000     175,000     210,000     210,000
   400,000            120,000      160,000     200,000     240,000     240,000
   450,000            135,000      180,000     225,000     270,000     270,000
   500,000            150,000      200,000     250,000     300,000     300,000
   550,000            165,000      220,000     275,000     330,000     330,000
   600,000            180,000      240,000     300,000     360,000     360,000
   650,000            195,000      260,000     325,000     390,000     390,000
   700,000            210,000      280,000     350,000     420,000     420,000
   750,000            225,000      300,000     375,000     450,000     450,000

The compensation covered by the Retirement Plans is the base salary reported in the Summary Compensation Table.

Under the Retirement Plans, credited years of service is capped at 30 years. Credited years of service for each of the individuals named in the Summary Compensation Table is as follows: Stephen A. Milne - 22 years, Jan R. Van Gorder
- 18 years, John J. Brinling, Jr. - 30 years, Philip A. Garcia - 18 years and Douglas F. Ziegler - 10 years.

The benefits under Retirement Plans are computed on the basis of straight-life annuity amounts and a life annuity with a ten-year certain benefit. The benefits listed in the Pension Plan Table are not subject to deduction for Social Security or other offset amounts. The information in the foregoing table does not reflect certain limitations imposed by the Code. Beginning in 1994, the Code prohibits the inclusion of earnings in excess of $150,000 per year (adjusted periodically for cost of living increases) in the average earnings used to calculate benefits. The Code also limits the maximum annual pension (currently $130,000, but adjusted periodically for cost of living increases) that can be paid to each eligible employee. A Supplemental Employee Retirement Plan for senior management is in effect which provides benefits in excess of the earnings limitations imposed by the Code similar to those provided to all other full time employees as if the Code limitations were not in effect. Those benefits are incorporated into the Pension Plan Table.

Director Compensation

The annual retainer for the directors of all members of the Group, including the Company, is $25,000, plus $1,500 for each meeting attended and $1,500 for each committee meeting attended plus an additional $2,000 per year for each committee chairperson. In addition, all directors are reimbursed for their expenses incurred in attending meetings. Officers of the Company who serve as directors are not compensated for attendance at meetings of the Board of Directors and its committees. The total amount allocated to the Company for directors fees in 1998 was $78,437. Director Petersen also is compensated pursuant to a consulting arrangement as disclosed in Item 13.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee (the "Compensation Committee") of the Company presently consists of Peter B. Bartlett, Chairman, J. Ralph Borneman, Jr. and Harry H. Weil. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its affiliates*.
Furthermore, no executive officer of the Company serves as a member of a compensation committee of another entity, one of whose executive officers serves on the Compensation Committee, or as a director of the Company, nor does any executive officer of the Company serve as a director of another entity, one of whose executive officers serves on the Compensation Committee. Mr. Borneman is the President and a principal shareholder of Body-Borneman Associates, Inc., Body-Borneman, Inc. and Body-Borneman, Ltd., all of which are independent insurance agencies representing a number of insurers, including the Company and its insurance affiliates.
------------------------

  * - J. Ralph Borneman, Jr. is an officer and a principal shareholder of the insurance agencies named herein which receive commissions in the ordinary course of business from the Company. Mr. Borneman does not qualify as an outside director for purposes of approving performance-based incentive plans as qualified under section 162(m) of the Code. Mr. Borneman has recused himself from voting on such plans as a member of the Compensation Committee.

------------------------
Report of the Executive Compensation Committee of the Company

The Compensation Committee is charged with the duty of recommending to the Board of Directors the compensation of the three highest paid officers of the Company and such other officers as are determined by the Board of Directors;
recommending to the Board of Directors all forms of bonus compensation, including incentive programs, that would be appropriate for the Company and to undertake such other responsibilities as may be delegated to the Compensation Committee by the Board of Directors. The Board of Directors has authorized the Compensation Committee to consider the compensation of the four highest paid officers, including the Chief Executive Officer. The Compensation Committee is currently composed of three directors who are not officers or employees of the Company or any of its affiliates. The purpose of the Compensation Committee is to determine the level and composition of compensation that is sufficient to attract and retain top quality executives for the Company.

The objectives of the Company's executive compensation practices are to: (1) attract, reward and retain key executive talent and (2) to motivate executive officers to perform to the best of their abilities and to achieve short-term and long-term corporate objectives that will contribute to the overall goal of enhancing shareholder value and policyholder security. To that end, compensation comparisons are made to benchmark positions at other insurers in terms of compensation levels and composition of the total compensation mix.

Under Section 162(m) of the Code, the Company is not allowed a federal income tax deduction for compensation, under certain circumstances, paid to certain executive officers to the extent that such compensation exceeds $1 million per officer in any fiscal year. No officer of the Company has received compensation in excess of $1 million in any fiscal year to date with the exception of Stephen
A. Milne, President and Chief Executive Officer of the Company, in 1998. The Compensation Committee may consider adopting policies with respect to this limitation on deductibility when appropriate.

The Compensation Committee reviewed the salary ranges and base salaries of the four highest paid executives, including the Chief Executive Officer, in 1998. The Compensation Committee has position descriptions for the four highest paid executives of the Company, including the Chief Executive Officer, which define the responsibilities and duties of each position. The position descriptions also delineate the functional areas of accountability and the qualifications and skills required to perform such responsibilities and duties. The Compensation Committee then reviews the salary ranges for the Chief Executive Officer and the other three highest paid executives, comparing the ranges to third party data compiled for similar positions with other property and casualty insurers. In reviewing the salary ranges for the four highest paid executives, including the Chief Executive Officer, the Compensation Committee references Sibson's Management Compensation Survey published annually by Sibson & Company, Inc., which summarizes compensation data for more than 100 insurance companies. The data is reported by position, company asset size and premium volume. The unique aspects of each position, its duties and responsibilities, the effect on the performance of the Company, the number of employees supervised directly and other criteria are also considered in setting the base salaries. The Compensation Committee also consulted data obtained from Towers Perrin, a nationally recognized consulting firm with specific expertise in the insurance industry, to make recommendations regarding executive compensation.

The level of compensation for each executive reflects his or her skills, experience and job performance. Normally, base salary will not be less than the minimum for the salary range established for each position. Executives with a broader range of skills, experience and consistently high performance with the Company may receive compensation above the midpoint for the established salary range.

Compensation for the Chief Executive Officer consists primarily of salary, annual incentive and long-term incentive payments and minor perquisites which amount to less than 10% of the Chief Executive Officer's salary and bonus. The Board of Directors approved adoption of an annual incentive plan and long-term incentive plan for senior executives of the Company as recommended by the Executive Committee at its meeting of March 11, 1997 (the "Annual Incentive Plan" and the "Long-Term Incentive Plan," respectively). The purpose of the Annual Incentive Plan is to promote the best interests of the Company while enhancing shareholder value of the Company and to promote the attainment of significant business objectives for the Company by basing a portion of the executives' compensation on the attainment of both premium growth and underwriting profitability goals. The annual incentive awards will be paid in cash only.

Annual Incentive Plan target award levels, expressed as a percentage of base salary, are established annually by the Compensation Committee. Payments under the Annual Incentive Plan are based on a combination of individual executive performance and the Company's performance.

The Long-Term Incentive Plan, which was approved by shareholders on April 29, 1997, for purposes of qualifying the plan as a performance-based plan under
Section 162(m) of the Code, is designed to maximize returns to shareholders by linking executive compensation to the overall profitability of the Company. Target award amounts, expressed as a percentage of base salary, are determined by comparisons to peer companies and approved by the Compensation Committee.

Performance factors applicable to the Company, such as property and casualty insurance loss ratios, investment portfolio returns, overall Company profitability, as well as other factors are considered in evaluating the Chief Executive Officer's performance. Such performance factors were considered in approving Mr. Milne's 1998 compensation. Compensation of the next three most highly compensated individuals is determined by the Compensation Committee and is based upon the factors and processes enumerated, i.e., a determination of a salary range based upon market data and evaluation of the executive with respect to the executive's job description and his or her position within the salary range.

Compensation of the next highest paid executives (other than the four highest paid executives) is based upon the Company's established standard compensation policies and is not determined by the Compensation Committee.

The Company's Executive Compensation Committee:

                Peter B. Bartlett, Chairman
                J. Ralph Borneman, Jr.
                Harry H. Weil

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of 2/28/99

(a)
    Name & Address                      Shares
       of Beneficial                 Beneficially                  Percent of
           Owner                        Owned                         Class

  Erie Indemnity Company            2,043,900(1)                    21.6%(1)
  100 Erie Insurance Place              Direct
  Erie, PA  16530

  Erie Insurance Exchange           4,932,900(1)                    52.2%(1)
  100 Erie Insurance Place              Direct
  Erie, PA  16530

(b) Shares  beneficially  owned  directly or  indirectly  by all  Directors  and
Officers:

    Name & Address                        Shares
      of Beneficial                    Beneficially                Percent of
          Owner                           Owned                      Class


  Samuel P. Black, III                      132,397                  1.40%
  1091 Dutch Road
  Fairview, PA  16415

  J. Ralph Borneman                           1,536                   .02%
  160 N. Funk Road
  Boyertown, PA  19512

  Patricia A. Goldman                           100                    --
  30261/2Q Street, NW
  Washington, DC 20007

  Susan Hirt Hagen                          154,782                  1.64%
  5727 Grubb Rd.
  Erie, PA  16506

  F. William Hirt                           167,034                  1.77%
  3270 Kingston Court
  Erie, PA  16506

  Edmund J. Mehl                             12,150                   .13%
  504 Frontier Dr.
  Erie, PA  16505

  Stephen A. Milne                              200                    --
  100 Culbertson Drive
  Lake City, PA 16423

 (b) Shares  beneficially  owned  directly or  indirectly  by all  Directors and
Officers:

  Name & Address                          Shares
     of Beneficial                     Beneficially                Percent of
           Owner                         Owned                       Class

  John M. Petersen                             92,141                 .98%
  124 Voyageur Dr.
  Erie, PA  16505

  Jan R. Van Gorder                                75                  --
  6796 Manchester Beach Road
  Fairview, PA  16415

  Harry H. Weil                                   100                  --
  7 Foxwood Drive
  Pittsburgh, PA   15238

  John J. Brinling, Jr.                         1,260                 .01%
  1522 Sumner Drive
  Erie, PA  16505

  Robert H. Dreyer                                600                 .01%
  465 Hawthorne Trace
  Fairview, PA  16415

  Philip Alan Garcia                            1,275                 .01%
  786 Stockbridge Drive
  Erie, PA  16505


  Douglas F. Ziegler                              570                  --
  378 Ridgeview Drive
  Erie, PA  16505

  Officers and directors
  as a group (16 persons)                     564,220(2)             5.97%(2)

      (1)The Exchange is a reciprocal insurance exchange controlled by its subscribers, each of whom has designated Erie Indemnity Company as such subscriber's attorney-in-fact for certain purposes, including Erie Indemnity's holding of Common Stock of the Company. There are two H.O. Hirt Trusts, one for the benefit of F. William Hirt and one for the benefit of Susan Hirt Hagen. Each of the H.O. Hirt Trusts is the record owner of 1,170 shares of Class B Common Stock, or 38.11% of the outstanding shares of the Company's Class B Common Stock. The trustees of the H.O. Hirt Trusts are F. William Hirt, Susan Hirt Hagen and Banker's Trust Company of New York. Mr. Hirt and Mrs. Hagen, who are brother and sister, are each the beneficial owner of 1,170 shares of Class B Common Stock held by the H.O. Hirt Trusts. An additional 13.4% of the Erie Indemnity Company voting stock is beneficially owned by Samuel P. Black, III.

     (2) Includes direct and indirect beneficial ownership and shares owned by and with spouses.

(c) There are no contractual arrangements known to the Company which may result in a change in control of the Company.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND RELATED TRANSACTIONS

     Directors Borneman and Black are officers and principal shareholders of insurance agencies which receive insurance commissions in the ordinary course of business from Erie Family Life and its affiliates in accordance with the companies' standard commission schedules and agents' contracts. Such payments made in 1998 to the agencies for commissions written on insurance policies from the property and casualty affiliated insurers and Erie Family Life Insurance Company amounted to $2,843,333 and $541,307 for the Borneman and the Black insurance agencies, respectively. Of these amounts, the Company paid commissions of $121,310 and $33,437 to the Borneman and the Black insurance agencies, respectively.

     Director Borneman, in his capacity as an insurance agent, placed a worker's compensation insurance policy covering employees of the Company with Fireman's Fund Insurance Company. Although director Borneman has received no compensation to date in connection with the placement of that policy, in the future he may be entitled to receive a commission from Fireman's Fund in accordance with Fireman's Fund's standard commission schedules and agents' contracts for placing that insurance policy.

     Director Mehl is the retired Chairman and Chief Executive Officer of Dispatch Printing, Inc., a company owned by his family members. Payments for printing services provided to the Company, and its affiliates, by Dispatch Printing, Inc. amounted to $99,293 in 1998.

     John M. Petersen, a director and former President and Chief Executive Officer, and previous Chief Investment Officer of the Erie Insurance Group of Companies, who retired as an employee of the Company on December 31, 1995, entered into a consulting arrangement with the Company effective January 2, 1996. Under the terms of the arrangement, the Company engaged Mr. Petersen as a consultant to furnish the Company, the Erie Insurance Exchange, and Erie Indemnity Company and its pension trust, with investment services with respect to their investments in common stocks. As compensation for services rendered by Mr. Petersen, a fee of .15 of 1 percent, on an annualized basis, of the total fair market value of the common stocks under management, is paid to Mr. Petersen. The Company also pays for all necessary and reasonable expenses related to Mr. Petersen's consulting services performed under this arrangement. The compensation paid to Mr. Petersen under this arrangement in 1998 by the Company, the Erie Insurance Exchange, the Erie Indemnity Company, and the pension trust was $60,707, $3,230,854, $120,797 and $107,687, respectively.

     Director Bartlett is a partner of Brown Brothers Harriman & Co. ("Brown Brothers"). During 1998, the Company and its affiliates invested approximately $16,609,958 in various limited partnerships, of which Brown Brothers through its Corporate Finance Division is the general partner, and, as the general partner, was paid management fees by Partnerships, of which $429,113 was the combined amount allocable to the Company, the Erie Insurance Exchange and the Erie Indemnity Company, based upon their limited partnership interests. Director Bartlett has not and will not receive any compensation from Brown Brothers with respect to any income earned by Brown Brothers or its Corporate Finance Division from the management of the investments by the Company and its affiliates in such limited partnerships.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements of the Company and the report of independent certified public accountants are incorporated herein by reference to pages 26 through 36 in the Company's annual report to shareholders for the year ended December 31, 1998.

               Independent Auditors' Report
               Statements of Financial Position - December 31, 1998 and 1997 Statements of Operations for the years ended December 31, 1998,
                 1997  and 1996
               Statements of Cash Flows for the years ended December  31, 1998,
                 1997 and 1996
               Statements of Shareholders' Equity for the years ended
                 December 31, 1998, 1997 and 1996
               Notes to Financial Statements

      (2) The following financial statement schedules are included in this report on FORM 10-K:

                                                                           Page

               Independent Auditors' Report on Schedules                    24

               Schedule I - Summary of Investments other than
               Investments in Related Parties                               25

               Schedule III - Supplementary Insurance Information           26

               Schedule IV - Reinsurance                                    27

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

      (3) Exhibits:

          Exhibit
          Number        Description of Exhibit

             3.1        Amended and Restated By-laws of Registrant

            10.1*       1997 Annual Incentive Plan of Erie Indemnity Company

            10.2*       Erie Indemnity Company Long-Term Incentive Plan

            10.3* Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

            10.4* Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

            10.5* Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

            10.6* Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

            13 1998 Annual Report to Security Holders. Reference is made to the Annual Report furnished to the Commission, herewith.

            27          Financial Data Schedule
---------------------------

* Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 1997 that was filed with the Commission on March 11, 1998.

          All exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(b) No reports on Form 8-K have been filed or were required to be filed during the fourth quarter ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 9, 1999     ERIE FAMILY LIFE INSURANCE COMPANY
                                  (Registrant)


                              Principal Officers


                             /s/ Stephen A. Milne
                      Stephen A. Milne, President and CEO


                             /s/ Jan R. Van Gorder
   Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel


                             /s/ Philip A. Garcia
              Philip A. Garcia, Executive Vice President & CFO


                             /s/ Timothy G. NeCastro
             Timothy G. NeCastro, Senior Vice President & Controller


                                Board of Directors


/s/ Peter B. Bartlett
  Peter B. Bartlett                                          Edmund J. Mehl

/s/ Samuel P. Black, III                                   /s/ Stephen A. Milne
  Samuel P. Black, III                                       Stephen A. Milne

/s/ J. Ralph Borneman                                      /s/ John M. Petersen
  J. Ralph Borneman                                          John M. Petersen

/s/ Patricia A. Goldman                                    /s/ Jan R. Van Gorder
  Patricia A. Goldman                                        Jan R. Van Gorder

  Susan Hirt Hagen                                         /s/ Harry H. Weil
                                                             Harry H. Weil
/s/ F. William Hirt
  F. William Hirt

                      INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Erie Family Life Insurance Company

We have audited the statements of financial position of Erie Family Life Insurance Company (Company) as of December 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, as contained in the 1998 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Brown Schwab Bergquist & Co.





Erie, Pennsylvania
February 16, 1999

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES


                                                            December 31, 1998

                                                                   Cost or                                      Amount at which
                                                                  Amortized                 Market                Shown in the
Type of Investment                                                  Cost                    Value                Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------

Fixed Maturities Available-for-sale

U. S. Treasuries                                         $              4,406,278 $             5,179,278 $              5,179,278
U. S. Government Agency                                                16,025,013              16,584,434               16,584,434
States & Political Subdivisions                                         2,056,746               2,163,346                2,163,346
Special Revenue                                                        11,064,596              11,847,457               11,847,457
Public Utilities                                                       70,265,181              73,540,979               73,540,979
U. S. Banks, Trusts, and Insurance Companies                          113,542,943             120,988,299              120,988,299
U. S. Industrial and Miscellaneous                                    331,431,877             347,249,132              347,249,132
Foreign Governments - Agency                                            2,989,533               2,681,700                2,681,700
Foreign Industrial and Miscellaneous                                   24,692,963              25,288,612               25,288,612
-----------------------------------------------------------------------------------------------------------------------------------
      Total Fixed Maturities available-for-sale          $            576,475,130 $           605,523,237 $            605,523,237
-----------------------------------------------------------------------------------------------------------------------------------

Equity Securities

Common Stock
U. S. Banks, Trusts and Insurance Companies              $              7,254,301 $            11,605,477 $             11,605,477
U. S. Industrial and Miscellaneous                                     40,574,024              45,710,001               45,710,001

Non-Redeemable Preferred Stocks:
Public Utilities                                                        4,000,000               4,040,000                4,040,000
U. S. Banks, Trusts and Insurance Companies                            43,056,959              44,769,972               44,769,972
U. S. Industrial and Miscellaneous                                     12,951,292              12,638,260               12,638,260
Foreign Banks, Trusts, and Insurance Companies                         12,873,364              12,930,000               12,930,000
Foreign Industrial and Miscellaneous                                    3,900,000               4,100,000                4,100,000
-----------------------------------------------------------------------------------------------------------------------------------
Total Equity Securities                                  $            124,609,940 $           135,793,710 $            135,793,710
-----------------------------------------------------------------------------------------------------------------------------------
Real Estate
   Investment Property                                   $              1,541,445 $             1,541,445 $              1,541,445
Policy Loans                                                            6,013,130               6,013,130                6,013,130
Mortgage Loans                                                         10,070,394              10,070,394               10,070,394
Other Invested Assets                                                  15,940,561              15,940,561               15,940,561
-----------------------------------------------------------------------------------------------------------------------------------
Total Investments                                        $            734,650,600 $           774,882,477 $            774,882,477
-----------------------------------------------------------------------------------------------------------------------------------

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


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
Segment                               Costs               Deposits            Premium              Claims
---------------------------------------------------------------------------------------------------------------------

1998
Ordinary Life Insurance       $        61,387,166  $        144,849,922  $        138,375  $        1,594,030
Group Life Insurance                            0             1,043,324                 0             207,000
Annuities                               9,529,094           524,122,492                 0                   0
Supplemental Contracts                          0               607,094                 0                   0
---------------------------------------------------------------------------------------------------------------------
     Total                    $        70,916,260  $        670,622,832  $        138,375  $        1,801,030
---------------------------------------------------------------------------------------------------------------------

1997
Ordinary Life Insurance       $        55,958,508  $        127,064,469  $        131,926  $        1,839,677
Group Life Insurance                            0             1,189,498                 0             210,000
Annuities                               8,608,577           489,444,701                 0                   0
Supplemental Contracts                          0               876,054                 0                   0
---------------------------------------------------------------------------------------------------------------------
     Total                    $        64,567,085  $        618,574,722  $        131,926  $        2,049,677
---------------------------------------------------------------------------------------------------------------------

1996
Ordinary Life Insurance       $        50,586,096  $        107,704,284  $        119,145  $        1,612,105
Group Life Insurance                            0             1,135,755                 0              91,000
Annuities                               7,440,332           450,570,003                 0                   0
Supplemental Contracts                          0               889,669                 0                   0
---------------------------------------------------------------------------------------------------------------------
     Total                    $        58,026,428  $        560,299,711  $        119,145  $        1,703,105
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
Segment                           Revenues (a)           Income             Benefits              Costs           Expenses
----------------------------------------------------------------------------------------------------------------------------------

1998
Ordinary Life Insurance       $     35,732,584    $     16,128,825    $     17,265,146    $     4,147,159    $     8,828,794
Group Life Insurance                 2,501,243              75,545             834,674                  0            623,339
Annuities                                4,729          36,073,973          29,775,077            248,396            447,308
Supplemental Contracts                       0              51,000              95,026                  0              3,583
----------------------------------------------------------------------------------------------------------------------------------
     Total                    $     38,238,556    $     52,329,343    $     47,969,923    $     4,395,555    $     9,903,024
----------------------------------------------------------------------------------------------------------------------------------

1997
Ordinary Life Insurance       $     32,826,827    $     14,659,150    $     18,511,338    $     3,607,634    $     7,911,668
Group Life Insurance                 2,363,002              82,350           1,367,179                  0            590,861
Annuities                                3,643          35,110,681          27,614,299             87,332          1,088,065
Supplemental Contracts                       0              62,111              51,604                  0              4,163
----------------------------------------------------------------------------------------------------------------------------------
     Total                    $     35,193,472    $     49,914,292    $     47,544,420    $     3,694,966    $     9,594,757
----------------------------------------------------------------------------------------------------------------------------------

1996
Ordinary Life Insurance       $     29,038,797    $     13,165,970    $     17,434,872    $     2,456,879    $     7,078,531
Group Life Insurance                 2,073,494              75,877           1,040,741                  0            483,232
Annuities                                3,871          32,641,980          25,061,905            684,471          1,785,210
Supplemental Contracts                       0              65,142              47,430                  0              4,280
----------------------------------------------------------------------------------------------------------------------------------
     Total                    $     31,116,162    $     45,948,969    $     43,584,948    $     3,141,350    $     9,351,253
----------------------------------------------------------------------------------------------------------------------------------

(a) Net of reinsurance ceded

SCHEDULE IV - REINSURANCE

                                                                                                                         Percentage
                                                                     Ceded to           Assumed                           of Amount
                                                  Gross               Other           From Other             Net           Assumed
                                                  Amount             Companies          Companies            Amount         to Net
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998
Life Insurance in force                     $ 13,235,757,000    $ 1,307,123,000      $ 32,878,000      $ 11,961,512,000        0.27%
Premiums for the year
  Life Insurance                                  39,786,469          4,053,885                 0            35,732,584        -0-
  Group                                            2,409,053                  0            96,919             2,505,972        3.87%
-----------------------------------------------------------------------------------------------------------------------------------
     Total Premiums                         $     42,195,522    $     4,053,885      $     96,919      $     38,238,556        0.25%
-----------------------------------------------------------------------------------------------------------------------------------

December 31, 1997
Life Insurance in force                     $ 11,888,559,000    $ 1,167,467,000      $ 33,049,000      $ 10,754,141,000        0.31%
Premiums for the year
  Life Insurance                                  36,587,421          3,760,594                 0            32,826,827        -0-
  Group                                            2,257,474                  0           109,171             2,366,645        4.61%
-----------------------------------------------------------------------------------------------------------------------------------
     Total Premiums                         $     38,844,895    $     3,760,594      $    109,171      $     35,193,472        0.31%
-----------------------------------------------------------------------------------------------------------------------------------

December 31, 1996
Life Insurance in force                     $ 10,766,917,000    $ 1,151,610,000      $ 31,655,000      $  9,646,962,000        0.33%
Premiums for the year
  Life Insurance                                  32,673,673          3,634,876                 0            29,038,797        -0-
  Group                                            1,994,659                  0            82,706             2,077,365        3.98%
-----------------------------------------------------------------------------------------------------------------------------------
     Total Premiums                         $     34,668,332    $     3,634,876      $     82,706      $     31,116,162        0.27%
-----------------------------------------------------------------------------------------------------------------------------------



                         EXHIBIT INDEX

           (Pursuant to Item 601 of Regulation S-K)

                                                                    Sequentially
Exhibit                                                               Numbered
Number   Description of Exhibit                                         Page

 3.1     Amended and Restated By-laws of Registrant                      29

10.1*    1997 Annual Incentive Plan of Erie Indemnity Company

10.2*    Erie Indemnity Company Long-Term Incentive Plan

10.3* Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.4* Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.5* Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.6* Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

13       1998 Annual Report to Security Holders.  Reference is made
         to the Annual Report furnished to the Commission, herewith.     47

27       Financial Data Schedule                                         82

* Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 1997 that was filed with the Commission on March 11, 1998.