Form 10-Q
period 1999-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 1999-05-13
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on April 30, 1999.

                                    INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--March 31, 1999 and December 31, 1998

        Statements of Operations--Three months ended March 31, 1999 and 1998

        Statements of Comprehensive Income--Three months ended March 31, 1999 and 1998

        Statements of Cash Flows--Three months ended March 31, 1999 and 1998

        Notes to Financial Statements--March 31, 1999

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                       ERIE FAMILY LIFE INSURANCE COMPANY
                         STATEMENTS OF FINANCIAL POSITION

                                                                       March 31,                  December 31,
ASSETS                                                                   1999                         1998
                                                                     -------------               -------------
                                                                      (Unaudited)

Investments:
      Fixed Maturities at fair value (amortized cost
        of $599,997,161 and $576,475,130,
        respectively)                                                $ 616,856,693               $ 605,523,237
      Equity Securities, at fair value
        (cost of $130,884,988 and $124,609,940,
        respectively)                                                  143,412,220                 135,793,710
      Real Estate                                                        1,520,730                   1,541,445
      Policy Loans                                                       6,112,766                   6,013,130
      Real Estate Mortgage Loans                                        10,099,247                  10,070,394
      Other Invested Assets                                             16,898,579                  15,940,561
                                                                     -------------               -------------

        Total Investments                                            $ 794,900,235               $ 774,882,477

      Cash and cash equivalents                                         28,488,592                  44,808,427
      Premiums Receivable from Policyholders                             3,491,577                   3,830,625
      Reinsurance Recoverable                                               64,363                     568,521
      Other Receivables                                                    212,743                     355,067
      Accrued Investment Income                                         12,910,398                  10,282,002
      Deferred Policy Acquisition Costs                                 72,284,264                  70,916,261
      Reserve Credit for Reinsurance Ceded                               6,165,418                   5,994,390
      Other Assets                                                       6,252,575                   5,967,858
                                                                     -------------               -------------

        Total Assets                                                 $ 924,770,165               $ 917,605,628
                                                                     =============               =============

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                       March 31,                  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                     1999                         1998
                                                                     -------------               -------------
                                                                      (Unaudited)

Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                                  $  65,868,269               $  64,539,220
        Policy and Contract Claims                                       1,255,641                   1,801,030
        Annuity Deposits                                               537,745,361                 524,122,492
        Universal Life Deposits                                         84,520,639                  81,354,026
        Supplementary Contracts Not
          including Life Contingencies                                     590,706                     607,094
      Other Policyholder Funds                                           4,502,570                   8,166,371
      Federal Income Taxes Payable                                       1,132,969                     612,272
      Deferred Income Taxes                                             27,746,134                  31,252,214
      Reinsurance Premium Due                                              155,171                     301,487
      Accounts Payable and Accrued Expenses                              4,388,066                   4,215,186
      Note Payable to Erie Indemnity Company                            15,000,000                  15,000,000
      Due to Affiliate                                                   1,420,154                   1,686,227
      Dividends Payable                                                  1,559,252                   1,417,500
                                                                     -------------               -------------

        Total Liabilities                                            $ 745,884,932               $ 735,075,119
                                                                     -------------               -------------

      Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
        Authorized 15,000,000 Shares; 9,450,000
        Shares Issued And Outstanding                                $   3,780,000               $   3,780,000
      Additional Paid-In Capital                                           630,000                     630,000
      Accumulated Other Comprehensive Income                            19,204,023                  26,171,727
      Retained Earnings                                                155,271,210                 151,948,782
                                                                     -------------               -------------

        Total Shareholders' Equity                                   $ 178,885,233               $ 182,530,509
                                                                     -------------               -------------

        Total Liabilities and Shareholders'
          Equity                                                     $ 924,770,165               $ 917,605,628
                                                                     =============               =============

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                     Three Months Ended          Three Months Ended
                                                                       March 31, 1999              March 31, 1998
                                                                     ------------------          ------------------

Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $732,821 and $771,233, respectively                              $   9,220,899               $   8,363,132
  Group Premiums                                                           622,611                     618,046
                                                                     -------------               -------------
    Total Policy Revenue                                             $   9,843,510               $   8,981,178
  Investment Income, Net of Expenses of
    $408,481 and $337,266, respectively                                 13,370,193                  12,790,228
  Net Realized Gains on Investments                                        824,849                   1,836,161
  Other Income                                                             237,293                     163,909
                                                                     -------------               -------------
    Total Revenues                                                   $  24,275,845               $  23,771,476
                                                                     -------------               -------------

Benefits and Expenses:
  Death Benefits, net of reinsurance recoveries
    of $625,895 and $515,351, respectively                               2,561,242                   1,478,145
  Interest on Annuity Deposits                                           7,303,422                   7,494,182
  Interest on Universal Life Deposits                                    1,274,119                   1,086,063
  Surrender and Other Benefits                                             282,749                     265,797
  Increase in Future Life Policy Benefits, net of
    the increase in reserve credit for reinsurance
    ceded of $171,028 and $251,585, respectively                         1,158,021                     932,831
  Amortization of Deferred Policy
    Acquisition Costs                                                    1,593,866                   1,295,790
  Commissions, net of reinsurance reimbursements
    of $214,606 and $209,310, respectively                                 532,536                     296,841
  General Expenses                                                       1,736,349                   1,450,373
  Taxes, Licenses and Fees                                                 400,886                    (544,986)
                                                                     -------------               -------------
    Total Benefits and Expenses                                      $  16,843,190               $  13,755,036
                                                                     -------------               -------------

Income From Operations                                               $   7,432,655               $  10,016,440
Provision for Federal Income Taxes:
  Current                                                                2,305,216                   2,633,643
  Deferred                                                                 245,760                     884,988
                                                                     -------------               -------------
    Total Provision for Federal Income Taxes                             2,550,976                   3,518,631
                                                                     -------------               -------------

Net Income                                                           $   4,881,679               $   6,497,809
                                                                     =============               =============

Net Income Per Share                                                 $        0.52               $        0.69
                                                                     =============               =============

Dividends Declared Per Share                                         $       0.165               $        0.15
                                                                     =============               =============

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                 STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                     Three Months Ended          Three Months Ended
                                                                       March 31, 1999              March 31, 1998
                                                                     ------------------          ------------------

Net Income                                                           $   4,881,679               $   6,497,809
                                                                     -------------               -------------
Unrealized (Losses) Gains on Securities:
  Unrealized Holding (Losses) Gains Arising
    During Period                                                       (9,894,695)                  5,307,116
  Less:  Reclassification Adjustment for Gains
    Included in Net Income                                                (824,849)                 (1,836,161)
                                                                     -------------                ------------
    Net Unrealized Holding (Losses) Gains
      Arising During Period                                          $ (10,719,544)              $   3,470,955
                                                                     -------------               -------------

Income Tax Benefit (Expense) Related to
  Unrealized (Losses) Gains                                              3,751,840                  (1,214,834)
                                                                     -------------               -------------

Other Comprehensive (Loss) Income,
  Net of Tax                                                         $  (6,967,704)              $   2,256,121
                                                                     -------------               -------------

Comprehensive (Loss) Income                                          $  (2,086,025)              $   8,753,930
                                                                     =============               =============

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                     Three Months Ended          Three Months Ended
                                                                       March 31, 1999              March 31, 1998
                                                                     ------------------          ------------------

Cash flows from operating activities:
Net income                                                           $   4,881,679               $   6,497,809
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net amortization of bond and mortgage
      premium                                                               70,626                     155,949
    Amortization of deferred policy acquisition costs                    1,593,866                   1,295,790
    Real estate depreciation                                                20,715                      20,715
    Deferred federal income taxes                                          245,760                     884,988
    Realized gains on investments                                         (824,849)                 (1,836,161)
Decrease in premiums receivable                                            339,048                     296,592
Decrease (increase) in other receivables                                   142,324                     (43,666)
Increase in accrued investment income                                   (2,628,396)                 (1,627,934)
Policy acquisition costs deferred                                       (2,961,869)                 (2,602,633)
Increase in other assets                                                  (284,717)                 (1,041,368)
Decrease (increase) in reinsurance receivables
  and reserve credits                                                      333,130                    (376,252)
Increase in future life policy benefits and claims                         783,660                     986,296
Decrease in other policyholder funds                                    (3,663,801)                 (2,064,079)
Decrease in reinsurance premium due                                       (146,316)                   (188,487)
Increase in federal income tax payable                                     520,697                   2,267,895
Decrease in accounts payable and due to affiliate                          (93,189)                   (783,648)
                                                                     -------------                ------------
    Net cash (used in) provided by operating activities              $  (1,671,632)              $   1,841,806
                                                                     -------------                ------------

Cash flows from investing activities:
Purchase of investments:
  Fixed maturities                                                   $ (55,916,993)              $ (41,709,780)
  Equity securities                                                    (12,057,506)                 (6,215,468)
  Mortgage loans                                                           (66,286)                          0
  Other invested assets                                                   (848,937)                 (4,009,279)
Sales/maturities of investments:
  Fixed maturities                                                      32,502,381                  13,952,283
  Equity securities                                                      6,429,169                  12,491,060
  Other invested assets                                                     16,488                     148,031
Principal payments received on mortgage loans                               37,523                      34,870
Loans made to policyholders                                               (348,394)                   (294,345)
Payments received on policy loans                                          248,758                     132,041
                                                                     -------------               -------------
Net cash used in investing activities                                $ (30,003,797)              $ (25,470,587)
                                                                     -------------               -------------

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                 STATEMENTS OF CASH FLOWS--Continued (Unaudited)

                                                                     Three Months Ended          Three Months Ended
                                                                       March 31, 1999              March 31, 1998
                                                                     ------------------          ------------------

Cash flows from financing activities:
  Increase in annuity and supplementary
    contracts                                                        $  13,606,481               $  12,185,188
  Increase in universal life deposits                                    3,166,613                   3,259,398
  Dividends paid to shareholders                                        (1,417,500)                 (1,275,752)
                                                                     -------------               -------------
      Net cash provided by financing
        activities                                                   $  15,355,594               $  14,168,834
                                                                     -------------               -------------
Net decrease in cash and cash equivalents                              (16,319,835)                 (9,459,947)
Cash and cash equivalents at beginning of year                          44,808,427                  42,287,398
                                                                     -------------               -------------
Cash and cash equivalents at end of quarter                          $  28,488,592               $  32,827,451
                                                                     =============               =============


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
  Income taxes                                                       $   1,700,000               $     300,000


See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B -- INVESTMENTS

The Company has classified all of its fixed maturity portfolio as available-for-sale at March 31, 1999. Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to restructure the Company's investments in response to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses, net of tax, included in shareholders' equity.

At March 31, 1999, the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value for fixed maturities were as follows:

                                                     Fixed Maturities at 3-31-99
                                                            (In Thousands)

                                                                   Gross            Gross
                                              Amortized         Unrealized        Unrealized        Estimated
                                                 Cost              Gains            Losses          Fair Value

U.S. Treasuries and Government
  Agencies                                    $  17,617         $     801         $      11         $  18,407
States and Political Subdivisions                 2,056               113                 0             2,169
Special Revenue                                  11,063               617                 0            11,680
Public Utilities                                 67,377             2,704               178            69,903
U.S. Banks, Trusts and Insurance
  Companies                                     113,773             4,901             1,816           116,858
U.S. Industrial and Miscellaneous               358,448            11,450             1,842           368,056
Foreign Governments-Agency                        2,990                 0               135             2,855
Foreign Banks, Trusts and Insurance
  Companies                                       1,989                 0                 3             1,986
Foreign Industrial & Miscellaneous               24,684               690               431            24,943
                                              ---------         ---------         ---------         ---------
Total Fixed Maturities                        $ 599,997         $  21,276         $   4,416         $ 616,857
                                              =========         =========         =========         =========

Included in the fixed maturity category are high-quality bonds with a carrying value of $604,434,443 that are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $336.9 million characterized as the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners (NAIC). Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

If management determines that any declines in market value of these investments are other than temporary, the securities will be written-down to the realizable value and reflected in income. If a bond is in default of interest payments and it is determined that liquidation of the security would be in the Company's best interest, the security will be sold to return the proceeds to income producing assets.

At March 31, 1999, the amortized cost of the Company's five largest investments in corporate debt securities totaled $35.5 million, none of which individually exceeded $8.0 million. These investments had a market value of $36.4 million.

Equity securities consist of common and preferred stocks, which are carried on the balance sheet at market value. As with the fixed maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector. The preferred stocks are of very high-quality (all of the $76.3 million of preferred stock are rated "highest" or "high" quality as defined by the NAIC) and extremely marketable. Common stock provides capital appreciation potential within the portfolio. Common stock investments inherently provide no assurance of producing income since dividends are not guaranteed. As with all investments, the continuing value of common stock is subject to change based on the underlying value of the issuer. Common stocks also are subject to valuation fluctuations driven by investment market conditions.

                                                    Equity Securities at 3-31-99
                                                            (In Thousands)

                                                                  Gross             Gross
                                              Amortized         Unrealized        Unrealized        Estimated
                                                 Cost             Gains             Losses          Fair Value

Common Stock:
  U.S. Banks, Trusts and
    Insurance Companies                       $   7,849         $   4,974         $     235         $  12,588
  U.S. Industrial and Miscellaneous              46,992            13,049             6,182            53,859
  Foreign Industrial and
    Miscellaneous                                   725                 0                80               645
                                              ---------         ---------         ---------         ---------
    Total Common Stock                           55,566            18,023             6,497            67,092
Preferred Stock:
  Public Utilities                                4,000                10                 0             4,010
  U.S. Banks, Trusts and
    Insurance Companies                          41,106             1,676               115            42,667
  U.S. Industrial and Miscellaneous              13,440               210             1,094            12,556
  Foreign Banks, Trusts and
    Insurance Companies                          12,873               472               318            13,027
  Foreign Industrial and
    Miscellaneous                                 3,900               160                 0             4,060
                                              ---------         ---------         ---------         ---------
    Total Preferred Stock                        75,319             2,528             1,527            76,320
                                              ---------         ---------         ---------         ---------

Total Equity Securities                       $ 130,885         $  20,551         $   8,024         $ 143,412
                                              =========         =========         =========         =========

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


FINANCIAL OVERVIEW

Net income decreased to $4,881,679, or $.52 per share, in the first quarter of 1999 from $6,497,809 or $.69 per share, in the first quarter of 1998. A $1,011,312 reduction in realized gains on investments, to $824,849 in the first quarter of 1999, an increase in death benefits of 73.3% in the first quarter of 1999 and a $954,000 refund due from the Pennsylvania Life and Health Guaranty Association in the first quarter of 1998 were the primary reasons for the decline in net income. Revenue growth continued to be strong as total policy revenue increased by 9.6% to $9,843,510 in the current period.


REVENUES

Analysis of Policy Revenue

Total policy revenues increased $862,332 or 9.6%, to $9,843,510 in the first quarter of 1999 from $8,981,178 in the first quarter of 1998. Premiums on traditional life insurance policies increased 9.7% to $7,442,458 for the quarter ended March 31, 1999. Annuity products generated deposits of $18,228,042 in the first quarter of 1999 compared to $16,773,956 generated in the first quarter of 1998, an increase of $1,454,086, or 8.7%. Of this amount, structured settlement deposits increased $1,762,093, or 29.5%, to $7,730,853 at March 31, 1999.
Universal life products generated premiums and deposits of $5,555,962 in the first quarter of 1999 compared to $5,079,635 produced in the first quarter of 1998, an increase of 9.4%.

Overall application production for the Company was strong in the first quarter of 1999, up 2.4% from the first quarter of 1998. During the first quarter of 1999, more than 7,150 life and annuity applications have been submitted. Of the total submissions, 1,986, or 27.8% were from our "Term Protector Series" products and 1,020, or 14.3% were from our universal life products.

Analysis of Investment-related Income

Net investment income in the first quarter of 1999 increased $579,965, or 4.5%, to $13,370,193. The majority of the increase in income generated by the investment portfolio was due to increased levels of investment from cash flows generated by the Company's operations and annuity and universal life deposits.

During the first quarter of 1999 and 1998, the Company generated realized gains of $824,849 and $1,836,161, respectively, from the sale of equity and fixed maturity investments.


BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies increased 73.3% in the first quarter of 1999 to $2,561,242, compared to $1,478,145, for the same period in 1998. Mortality experience is best viewed over the long term, since short-term fluctuations may significantly influence results. The Company's mortality experience has been good over the past several years and management believes that its underwriting philosophy and practices are sound.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

Interest on deposits held by the Company for Policyholders decreased slightly to $8,577,541 in the first quarter of 1999 from $8,580,245 in the first quarter of 1998. During the first quarter of 1999, the interest rate credited on universal life and annuity deposits decreased slightly. The overall reduction in credited interest was caused by a reduction in the credited interest rate approved by the Board of Directors in the fourth quarter of 1998. The interest rate currently credited on universal life deposits ranges from 6.00% to 6.75% while the rate currently credited on annuity deposits ranges from 5.00% to 5.75%.

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The 1999 first quarter increase in future life policy benefits was $1,158,021, compared to $932,831 in the first quarter of 1998, an increase of 24.1%.

Analysis of Other Expenses

During the first quarter of 1999 commission expense increased $235,695 to $532,536. A portion of this increase is the result of an increase in premiums of 9.6% and an increase in promotional incentive costs to agents due to the Company's participation in the "Caribbean Classic" contest. This contest runs from June 1998 to August 1999. Direct commission costs include new and renewal commissions, production bonuses and Company contest awards. These direct commission expenses are reduced by commissions received from reinsurers and commission expenses capitalized as part of the deferred policy acquisition costs
(DAC). Commission costs, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

General expenses amounted to $1,736,349 in the first quarter of 1999 compared to $1,450,373 for the same period in 1998, an increase of 20%. Personnel costs included in general expenses increased $387,798 due to a 10.3% increase in the number of employees plus normal merit-based salary growth.

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

Taxes, licenses and fees increased $945,872 to $400,880 in the first quarter of 1999 compared to ($544,986) in the first quarter of 1998. This increase was the result of a $954,000 refund due the Company, in the first quarter of 1998, from the Pennsylvania Life and Health Insurance Guaranty Association because of a recalculation of annuity assessments paid in previous years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

FINANCIAL CONDITION

Reserve Liabilities

The Company's primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On March 31, 1999, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments, as the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are liquid in order to meet commitments to our Policyholders. At March 31, 1999, the Company's investment portfolio consisting of cash, marketable short-term investments, investment grade bonds, common stock, and preferred stock, totaled $776.3 million or 84% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash used in operating activities for the three months ended March 31, 1999 was $1,671,632 compared to cash provided by operating activities of $1,841,806 for the three months ended March 31, 1998. The Company's liquidity position remains strong as invested assets increased by $20 million during the first three months of 1999 to almost $795 million.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $21,151,535 in the first quarter of 1999 and $19,492,758 in the first quarter of 1998.

The Company's current commitments for expenditures as of March 31, 1999 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet any foreseeable cash requirements. The Company has also arranged for a $10 million line of credit with a commercial bank. At March 31, 1999, there were no borrowings on this line of credit.

Dividends declared to shareholders totaled $1,559,250 in the first quarter of 1999.

The Company's 1998 year-end Risk Based Capital Analysis as reflected in its 1998 statutory annual statement shows total adjusted capital of $107,639,503 and authorized control level risk based capital of $19,737,569. These results are indicative of the strong capital position of the Company.


YEAR 2000 READINESS DISCLOSURE

Erie Family Life Insurance Company is dependent on electronic processing and information systems to conduct business. Like all companies with such dependencies, the Company is continually faced with significant decisions and technology challenges. Among these challenges is the so-called "Year 2000 Issue," the inability of many computer systems to recognize dates beginning with the year 2000 and beyond. The Year 2000 Issue presents a risk management issue which is perhaps more pervasive than any previous issue faced by businesses of all types. To effectively manage the risks associated with the Year 2000 Issue, management has taken measures designed to reduce exposure to business interruption.

The effect of the Year 2000 Issue cannot be measured exactly with certainty and any forecasts about the effect of the Year 2000 Issue and remediation projections are necessarily forward-looking statements and are subject to the risks and uncertainties noted on page 16.

Company's State of Readiness

Exposure to systems failure is a risk faced by the Company every day. Unlike these other risks, the date change to the Year 2000 is predictable. Efforts to mitigate the Company's exposure through effective identification, remediation and contingency planning at the Company are organized and being conducted on all major business processes to minimize the risks.

To assure that the Company effectively addresses this risk management has in place a structure that provides oversight of Year 2000 risk management activities. Oversight by Executive and Senior Management is being facilitated through a dedicated project office. This office, (the "Y2K Office") works in consultation with each business unit to assure consistency and adequacy of risk management activities and to collect companywide project status and cost information.

Each key business process is being evaluated to assure that underlying systems and components exposed to potential Year 2000 failure are appropriately identified and addressed. Underlying system components include internal operating systems (hardware and software), infrastructure elements, including non-information technology components and systems, communications systems and devices, internally developed mainframe applications, personal computer hardware and software, external parties and providers and peripheral devices.

Each of the underlying components supporting key business processes were identified and mission critical business processes were prioritized during 1998. Priority was assigned based on the relative importance of the component to the business process and based on the importance of the business process relative to other business processes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

Efforts to remediate non-compliant internal components began in January of 1999 and are continuing throughout the first quarter of 1999. It is estimated that the total effort for all remediation, including application reviews conducted in 1998, will amount to approximately 1,000 hours. Management believes minimal effort remains to be completed during 1999.

As individual components are being re-coded, component functionality is being tested prior to placing remediated systems into production. To supplement component testing and to provide a greater degree of assurance that our business functions will be uninterrupted, full systems Year 2000 simulation testing is planned for the second quarter of 1999. Full systems testing will entail simultaneous testing of the underlying components necessary to support key business processes. This effort incorporates key third parties with which we are coordinating our testing efforts.

As testing is nearing completion, each business unit is consulting with the Y2K Office to develop contingency plans to address the possibility of component or business process failures addresses both business continuity and system recovery.

Cost to Address Year 2000 Issues

Based upon known factors and the measures taken to date, management does not anticipate significant total costs in order to address the Year 2000 Issue. Costs incurred include personnel costs (to test internal systems, test external party interfaces, develop contingency plans and replace software and hardware devices that are not Year 2000 compliant) consulting fees and personal computer software and hardware replacement costs. Costs that have been incurred to date have been charged to operations as incurred.Estimates of both the cost incurred to date and future costs are not material to the financial position and results of operations of the Company.

Risk of the Company's Year 2000 Issues

The proper functioning of the Company's computer systems and applications is critical to the continued operations of the Company. By systematically addressing the Year 2000 Issue, the costs and uncertainty associated with it have been reduced significantly. Management believes that all critical business process systems and applications will be Year 2000 compliant sufficiently in advance of January 1, 2000 and, therefore, will not adversely affect the operations of the Company.

It is possible that certain key external parties will certify their systems as year 2000 compliant when in fact they are not. The inability of the Company to respond to uncontrollable circumstances is always a concern. For example, if numerous key third parties are unable to support the operations of the Company, operations could be adversely affected. The Company, as part of overall risk management, will be preparing contingency plans during 1999 in response to the possibility of key third party failure. Management does not anticipate these scenarios as having a greater than remote possibility of occurrence.

Company's Contingency Plans if a Vendor or the Company fail to Address Year 2000 Issues

The risk described above will be addressed through contingency planning. The level of contingency planning will be commensurate with the relative importance of the external party to the operations of the Company and the relative risk that the party will be unable to operate satisfactorily in 2000. Such contingency plans are being developed and will be finalized during the first nine months of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

The statements herein are forward-looking statements containing the beliefs of management that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, human or mechanical errors in correcting Year 2000 issues; incorrect or improper (intentional or otherwise) representations by third parties as to their compliance or remediation efforts; the failure of third parties to follow through on their remediation efforts and the inability to identify and/or locate processing chips that are subject to Year 2000 problems.




                      ***********************************




"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management such as those contained in "Note B to the Financial Statements", the "Benefits and Expenses - Analysis of Policy-related Benefits and Expenses", the "Financial Condition - Investments" and the "Liquidity and Capital Resources" sections hereof, and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, catastrophic events, better (or worse) mortality rates, securities markets fluctuations and technological difficulties and advancements.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 27, 1999, the Registrant held its Annual Meeting of Shareholders:

A. The Following Directors were elected at the Annual Meeting of Shareholders for a one-year term and until a successor is elected and qualified:

           Peter B. Bartlett              Edmund J. Mehl
           Samuel P. Black, III           Stephen A. Milne
           J. Ralph Borneman, Jr.         John M. Petersen
           Patricia A. Goldman            Jan R. Van Gorder, Esq.
           Susan Hirt Hagen               Harry H. Weil, Esq.
           F. William Hirt

B. The following other matter was voted upon at the meeting and the following number of affirmative votes were cast with respect to such matter:

         The proposal to ratify the selection of Brown, Schwab, Bergquist & Company as independent public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 1999 was ratified. This proposal received 8,836,906 affirmative votes, 760 negative votes with 15,412 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Erie Family Life Insurance Company
                                                         (Registrant)

Date:   May 10, 1999
                                                    \s\ Stephen A. Milne
                                             (Stephen A. Milne, President & CEO)



                                                    \s\ Philip A. Garcia
                              (Philip A. Garcia, Executive Vice President & CFO)