Form 10-Q
period 1999-06-30
ERIE FAMILY LIFE INSURANCE CO
filed 1999-08-12
CIK 33416

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on July 29, 1999.

                             INDEX

               ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--June 30, 1999 and December 31, 1998

        Statements of Operations--three and six months ended June 30, 1999 and 1998

        Statements of Comprehensive Income--three and six months ended June 30, 1999 and 1998

        Statements of Cash Flows--six months ended June 30, 1999 and 1998

        Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  FINANCIAL INFORMATION

                       ERIE FAMILY LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                         June 30,           December 31,
                                                                          1999                 1998
                                                                     --------------       ---------------
                                                                       (Unaudited)

ASSETS
Invested Assets:
   Fixed Maturities available-for-sale, at fair
     value (amortized cost of $638,733,440
     and $576,475,130, respectively)                                 $  636,785,293       $   605,523,237
   Equity Securities, at fair value
     (cost of $135,420,824 and $124,609,940,
    respectively)                                                       150,463,356           135,793,710
   Real Estate                                                            1,500,015             1,541,445
   Policy Loans                                                           6,322,957             6,013,130
   Real Estate Mortgage Loans                                            10,062,729            10,070,394
   Other Invested Assets                                                 18,024,942            15,940,561
                                                                     --------------       ---------------

       Total Invested Assets                                         $  823,159,292       $   774,882,477

   Cash and cash equivalents                                                884,124            44,808,427
   Premiums Receivable from Policyholders                                 3,816,006             3,830,625
   Reinsurance Recoverable                                                  150,060               568,521
   Other Receivables                                                        188,837               355,067
   Accrued Investment Income                                             10,919,693            10,282,002
   Deferred Policy Acquisition Costs                                     74,415,571            70,916,261
   Reserve Credit for Reinsurance Ceded                                   6,387,866             5,994,390
   Federal Income Tax Recoverable                                           864,538                     0
   Other Assets                                                           7,179,128             5,967,858
                                                                     --------------       ---------------

       Total Assets                                                  $  927,965,115       $   917,605,628
                                                                     ==============       ===============

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION



                                                                        June 30,            December 31,
                                                                          1999                 1998
                                                                     --------------       ---------------
                                                                      (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Policy Liabilities and Accruals:
     Future Life Policy Benefits                                     $   67,253,960       $   64,539,220
     Policy and Contract Claims                                           1,195,333            1,801,030
     Annuity Deposits                                                   547,069,459          524,122,492
     Universal Life Deposits                                             87,924,419           81,354,026
     Supplementary Contracts Not
       including Life Contingencies                                         567,097              607,094
   Other Policyholder Funds                                               5,670,418            8,166,371
   Federal Income Taxes Payable                                                   0              612,272
   Deferred Income Taxes                                                 22,749,082           31,252,214
   Reinsurance Premium Due                                                  326,484              301,487
   Accounts Payable and Accrued Expenses                                  4,614,554            4,215,186
   Note Payable to Erie Indemnity Company                                15,000,000           15,000,000
   Due to Affiliate                                                       1,539,622            1,686,227
   Dividends Payable                                                      3,118,504            1,417,500
                                                                     --------------       --------------

       Total Liabilities                                             $  757,028,932       $  735,075,119
                                                                     --------------       --------------

Shareholders' Equity:
   Common Stock, $.40 Par Value Per Share;
     Authorized 15,000,000 Shares; 9,450,000
     Shares Issued And Outstanding                                   $    3,780,000       $    3,780,000
   Additional Paid-In Capital                                               630,000              630,000
   Accumulated Other Comprehensive Income                                 8,494,788           26,171,727
   Retained Earnings                                                    158,031,395          151,948,782
                                                                     --------------       --------------

       Total Shareholders' Equity                                    $  170,936,183       $  182,530,509
                                                                     --------------       --------------

       Total Liabilities and Shareholders' Equity                    $  927,965,115       $  917,605,628
                                                                     ==============       ==============

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                            June 30                           June 30
                                                            ---------------------------------      --------------------------------
                                                                   1999             1998                 1999             1998
Revenues:
   Policy:
   Life Premiums, net of premiums ceded of
     $763,000, $971,074, $1,495,821 and
     $1,742,307, respectively                               $    10,350,242  $      9,251,146      $     19,571,141  $   17,614,278
   Group Premiums                                                   627,586           582,074             1,250,197       1,200,120
                                                            ---------------  ----------------      ----------------  --------------
       Total Policy Revenue                                 $    10,977,828  $      9,833,220      $     20,821,338  $   18,814,398
   Investment Income, Net of Expenses of
     $459,471, $368,822, $867,952 and
     $726,803, respectively                                      13,929,662        12,995,512            27,299,855      25,785,740
   Net Realized Gains on Investment                               1,825,792           866,108             2,650,641       2,702,270
   Other Income                                                     135,443           225,625               372,736         389,533
                                                            ---------------  ----------------      ----------------  --------------
       Total Revenues                                       $    26,868,725  $     23,920,465      $     51,144,570  $   47,691,941
                                                            ---------------  ----------------      ----------------  --------------

Benefits and Expenses:
   Death Benefits, net of reinsurance recoveries
     of $134,979, $53,384, $760,874 and
     $568,735, respectively                                       2,670,125         1,760,225             5,231,367       3,238,370
   Interest on Annuity Deposits                                   8,033,420         7,319,108            15,336,842      14,813,290
   Interest on Universal Life Deposits                            1,254,473         1,151,303             2,528,592       2,237,366
   Surrender and Other Benefits                                     261,749           299,884               544,498         565,681
   Increase in Future  Life  Policy  Benefits,  net of
     the  increase  in reserve credit for reinsurance
     ceded of $222,448, $192,838, $393,476 and $444,423,
     respectively                                                 1,163,242         1,139,514             2,321,263       2,072,345
   Amortization of Deferred Policy Acquisition Costs              1,409,685         1,350,161             3,003,551       2,645,951
   Commissions, net of reinsurance reimbursements
     of $201,710, $414,936, $416,316 and $624,246,
     respectively                                                   535,292           273,310             1,067,828         570,151
   General Expenses                                               1,796,814         1,665,434             3,533,163       3,115,807
   Taxes, Licenses and Fees                                         404,696           343,987               805,582        (200,999)
                                                            ---------------  ----------------      ----------------  --------------
       Total Benefits and Expenses                          $    17,529,496  $     15,302,926      $     34,372,686  $   29,057,962
                                                            ---------------  ----------------      ----------------  --------------

Income From Operations                                      $     9,339,229  $      8,617,539      $     16,771,884  $   18,633,979
Provision for Federal Income Taxes:
   Current                                                        2,691,183         2,078,993             4,996,399       4,712,636
   Deferred                                                         769,357           974,200             1,015,117       1,859,188
                                                            ---------------  ----------------      ----------------  --------------
       Total Provision for Federal Income Taxes                   3,460,540         3,053,193             6,011,516       6,571,824
                                                            ---------------  ----------------      ----------------  --------------

Net Income                                                  $     5,878,689  $      5,564,346      $     10,760,368  $   12,062,155
                                                            ===============  ================      ================  ==============

Net Income Per Share                                        $          0.62  $           0.59      $           1.14  $         1.28
                                                            ===============  ================      ================  ==============

Dividends Declared Per Share                                $          0.33  $           0.30      $           0.50  $         0.45
                                                            ===============  ================      ================  ==============

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                 STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                   Three Months Ended                         Six Months Ended
                                                                        June 30                                  June 30
                                                            ---------------------------------      --------------------------------
                                                                    1999            1998                   1999             1998

Net Income                                                  $     5,878,689  $      5,564,346      $     10,760,368  $   12,062,155
                                                            ---------------  ----------------      ----------------  --------------
Unrealized (Losses) Gains on Securities:
   Unrealized Holding (Losses) Gains Arising
     During Period                                              (14,649,852)        4,423,513           (24,544,547)      9,730,630
   Less:  Reclassification Adjustment for Gains
     Included in Net Income                                      (1,825,792)         (866,108)           (2,650,641)     (2,702,270)
                                                            ---------------  ----------------      ----------------  --------------
     Net Unrealized Holding (Losses) Gains
       Arising During Period                                $   (16,475,644) $      3,557,405      $    (27,195,188) $    7,028,360
                                                            ---------------  ----------------      ----------------  --------------

Income Tax Benefit (Expense) Related to
   Unrealized (Losses) Gains                                      5,766,409        (1,245,092)            9,518,249      (2,459,926)
                                                            ---------------  ----------------      ----------------  --------------

Other Comprehensive (Loss) Income, Net of Tax               $   (10,709,235) $      2,312,313      $    (17,676,939) $    4,568,434
                                                            ---------------  ----------------      ----------------  --------------

Comprehensive (Loss) Income                                 $    (4,830,546) $      7,876,659      $     (6,916,571) $   16,630,589
                                                            ===============  ================      ================  ==============


See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                  Six Months Ended              Six Months Ended
                                                                                   June 30, 1999                  June 30, 1998
                                                                                  -----------------            -----------------
Cash flows from operating activities:
Net income                                                                        $      10,760,368            $      12,062,155
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net amortization of bond and mortgage premium                                          140,546                      296,516
     Amortization of deferred policy acquisition costs                                    3,003,551                    2,645,951
     Real estate depreciation                                                                41,430                       41,430
     Deferred federal income taxes                                                        1,015,117                    1,859,188
     Realized gains on investments                                                       (2,650,641)                  (2,702,270)
Decrease in premiums receivable                                                              14,619                       76,816
Decrease (increase) in other receivables                                                    166,230                      (13,366)
Increase in accrued investment income                                                      (637,691)                    (290,125)
Policy acquisition costs deferred                                                        (6,502,861)                  (5,458,613)
Increase in other assets                                                                 (1,211,270)                  (1,617,462)
Decrease (increase) in reinsurance recoverables
   and reserve credits                                                                       24,985                     (179,990)
Increase in future policy benefits and claims                                             2,109,043                    1,546,044
Decrease in other policyholder funds                                                     (2,495,953)                  (2,929,902)
Increase (decrease) in reinsurance premium due                                               24,997                     (213,731)
Decrease in federal income tax payable                                                   (1,476,810)                    (778,861)
Increase in accounts payable and due to affiliate                                           252,771                      766,556
                                                                             ----------------------       ----------------------
       Net cash provided by operating activities                             $            2,578,431       $            5,110,336
                                                                             ----------------------       ----------------------

Cash flows from investing activities:
Purchase of investments:
   Fixed maturities                                                          $         (115,055,239)      $         (102,188,874)
   Equity securities                                                                    (36,301,753)                 (15,978,933)
   Mortgage loans                                                                           (66,286)                           0
   Other invested assets                                                                 (3,409,377)                  (9,579,849)
Sales/maturities of investments:
   Fixed maturities                                                                      58,515,103                   49,554,055
   Equity securities                                                                     22,282,604                   28,009,764
   Other invested assets                                                                  1,267,298                      429,621
Principal payments received on mortgage loans                                                74,132                       68,747
Loans made to policyholders                                                                (718,905)                    (749,872)
Payments received on policy loans                                                           409,078                      292,445
                                                                             ----------------------       ----------------------
       Net cash used in investing activities                                 $          (73,003,345)      $          (50,142,896)
                                                                             ----------------------       ----------------------

Cash flows from financing activities:
   Increase in annuity and supplementary contracts                           $           22,906,970       $           16,641,637
   Increase in universal life deposits                                                    6,570,393                    6,267,120
   Dividends paid to shareholders                                                        (2,976,752)                  (2,693,252)
                                                                             ----------------------       ----------------------
       Net cash provided by financing activities                             $           26,500,611       $           20,215,505
                                                                             ----------------------       ----------------------
Net decrease in cash and cash equivalents                                               (43,924,303)                 (24,817,055)
Cash and cash equivalents at beginning of year                                           44,808,427                   42,287,398
                                                                             ----------------------       ----------------------
Cash and cash equivalents at end of quarter                                  $              884,124       $           17,470,343
                                                                             ======================       ======================

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
   Income taxes                                                              $            6,325,208       $            5,360,000
   Interest                                                                                 483,750                      483,750

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


NOTE B -- INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and non-redeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date.

The following is a summary of available-for-sale securities:

                                                                             Gross              Gross
                                                      Amortized           Unrealized          Unrealized           Estimated
(In Thousands)                                           Cost                Gains              Losses            Fair Value

June 30, 1999
Fixed Maturities:
U.S. Treasuries and Government
   Agencies                                           $   15,607          $      485           $      15         $   16,077
States and Political Subdivisions                          2,056                  80                   0              2,136
Special Revenue                                           11,046                 449                   0             11,495
Public Utilities                                          62,327               1,317               1,051             62,593
U.S. Banks, Trusts and Insurance
   Companies                                             111,456               2,042               3,111            110,387
U.S. Industrial and Miscellaneous                        383,355               4,723               5,412            382,666
Foreign Governments-Agency                                 2,990                   0                 146              2,844
Foreign Banks, Trusts and Insurance
   Companies                                               5,989                   0                 200              5,789
Foreign Industrial and Miscellaneous                      38,907                 533               1,450             37,990
                                                      ----------          ----------           ---------         ----------
     Total Bonds                                      $  633,733          $    9,629           $  11,385         $  631,977
Redeemable Preferred Stock                                 5,000                   0                 192              4,808
                                                      ----------          ----------           ---------         ----------
     Total Fixed Maturities                           $  638,733          $    9,629           $  11,577         $  636,785
                                                      ----------          ----------           ---------         ----------

Equity Securities:
Common Stock                                          $   60,102          $   20,302           $   5,291         $   75,113
Non-Redeemable Preferred Stock                            75,319               1,684               1,653             75,350
                                                      ----------          ----------           ---------         ----------
     Total Equity Securities                          $  135,421          $   21,986           $   6,944         $  150,463
                                                      ----------          ----------           ---------         ----------
       Total Available-for-Sale Securities            $  774,154          $   31,615           $  18,521         $  787,248
                                                      ==========          ==========           =========         ==========

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

At June 30, 1999, the amortized cost of the Company's five largest investments in corporate debt securities totaled $35.5 million, none of which individually exceeded $8.0 million. These investments had a market value of $35.7 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 9, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.


OVERVIEW

Net income increased 5.6% to $5,878,689, or $0.62 per share, in the second quarter of 1999 from $5,564,346 or $0.59 per share, in the second quarter of 1998. A $1,144,608, or 11.6% increase in total policy revenue and a $959,684 increase in realized gains on investments in the second quarter of 1999 were the primary reasons for this increase in net income. Net income for the six months ended June 30, 1999 decreased 10.8% to $10,760,368, or $1.14 per share, compared to $12,062,155 or $1.28 per share for the same period in 1998. A 61.5% increase in death claims in the first six months of 1999, combined with a $954,000 refund from the Pennsylvania Life and Health Guaranty Association in the first quarter of 1998, accounted for this decline in earnings.


REVENUES

Analysis of Policy Revenue

Total policy revenue increased $1,144,608 or 11.6%, to $10,977,828 in the second quarter of 1999. Premiums on traditional life insurance policies increased 8.3% to $8,125,039 for the quarter ended June 30, 1999. Annuity products generated deposits of $16,835,092 in the second quarter of 1999 compared to $12,825,768 generated in the second quarter of 1998, an increase of $4,009,324, or 31.3%. Of this amount, ordinary annuity deposits increased $4,768,417, or 55.5%, to $13,367,107 for the quarter ended June 30, 1999. Universal life products generated premiums and deposits of $5,565,697 in the second quarter of 1999 compared to $5,175,254 produced in the second quarter of 1999, an increase of 7.5%. Total policy revenue increased $2,006,940 or 10.7%, to $20,821,338 for the six months ended June 30, 1999.

Analysis of Investment-related Income

Net investment income increased $934,150, or 7.2% in the second quarter of 1999 due to increased levels of investment from cash flows generated by the Company's operations and by cash from annuity and universal life deposits. For the six months ended June 30, 1999, net investment income increased $1,514,115, or 5.9%, to $27,299,855.

During the second quarter of 1999 and 1998, the Company generated net realized gains of $1,825,792 and $866,108, respectively, from the sale of equity and fixed maturity investments.

Total investments of the Company were $823,159,292 at June 30, 1999, an increase of $48,276,815, or 6.2%, over the December 31, 1998 levels.


BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Death benefits on life insurance policies increased $909,900 or 51.7% to $2,670,125 in the second quarter of 1999. For the six months ended June 30, 1999, death benefits on life insurance policies increased $1,992,997, or 61.5%, to $5,231,367. Mortality experience is best viewed over the long term, since short-term fluctuations can significantly influence quarterly results without impacting long-term profitability. The Company's mortality experience has been good over the past several years and management believes that its underwriting philosophy and practices are sound.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

Interest on deposits held by the Company for Policyholders increased $817,482, or 9.7%, to $9,287,893 in the second quarter of 1999. Interest on deposits held by the Company increased $814,778, or 4.8%, for the six months ended June 30, 1999. The increase in interest on deposits in the second quarter of 1999 was caused by the 9.2% increase in annuity and universal life deposits in the second quarter of 1999 when compared to the same period in 1998. The interest rate currently credited on universal life deposits ranges from 6.00% to 6.75% while the rate currently credited on annuity deposits ranges from 5.00% to 5.75%.

Analysis of Other Expenses

During the second quarter of 1999 commission expense increased $261,982 to $535,292. A portion of this increase is the result of an increase in premiums of 11.6% and an increase in promotional incentive costs to agents due to the Company's participation in the "Caribbean Classic" contest. This contest runs from June 1998 to August 1999. Direct commission costs include new and renewal commissions, production bonuses and Company contest awards. These direct commission expenses are reduced by commissions received from reinsurers and commission expenses capitalized as part of the deferred policy acquisition costs
(DAC). Commissions received from reinsurers totaled $201,709 in the second quarter of 1999 and $414,936 in the second quarter of 1998. Commission costs, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. These costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

General expenses increased to $131,380, or 7.9%, to $1,796,814 in the second quarter of 1999. For the six months ended June 30, 1999, general expenses increased $417,356, or 13.4%, to $3,533,163. Personnel costs included in general expenses increased $392,484 for the six months ended June 30, 1999, due to a 9.0% increase in the number of employees plus normal merit-based salary growth. General expenses, other than personnel costs, increased 29.0% for the second quarter of 1999 due to consulting fees paid related to the new policy administration system, Cyberlife.

Erie Indemnity Company is a 21.6% shareholder of Erie Family Life Insurance Company and the management company for the Erie Insurance Exchange. Certain operating expenses of the Company are paid by Erie Indemnity Company and reimbursed monthly by the Company. Additionally, a portion of the common overhead expenses of the Erie Insurance Group are allocated to Erie Family Life. These expenses comprise the majority of the Company's general expenses.

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

Taxes, licenses and fees increased $60,709 in the second quarter of 1999 to $404,696 and increased $1,006,581 in the first six months of 1999 to $805,582. This year to date increase was the result of a $954,000 refund due the Company, in the first quarter of 1998, from the Pennsylvania Life and Health Insurance Guaranty Association which reduced the 1998 expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

FINANCIAL CONDITION

Reserve Liabilities

The Company's primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On June 30, 1999, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments, as the underlying policy reserves are generally also of a long-term nature.

Investments

The Company's investment strategies are designed and portfolios are structured to match the features of the life insurance and annuity products sold by the Company. Annuities and life insurance policies are long-term products, therefore, the Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification, and superior investment returns. The Company's investments are managed on a total return approach that focuses on current income and capital appreciation.

The Company's invested assets are liquid in order to meet commitments to our Policyholders. At June 30, 1999, the Company's investment portfolio consisting of cash, marketable short-term investments, investment grade bonds, common stock, and preferred stock, totaled $779.6 million or 84.0% of total assets.

Included in the fixed maturity category are high-quality bonds with a carrying value of $628,287,603 that are rated at investment grade levels (Baa/BBB or better). Included in this investment-grade category are $335 million characterized as the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners (NAIC). Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

As with the fixed maturity portfolio, the Company's preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector. The preferred stocks are of a high-quality (all of the $80.1 million of preferred stock are rated "highest" or "high" quality as defined by the NAIC) and extremely marketable. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC. Common stock provides capital appreciation potential within the portfolio. Common stock investments inherently provide no assurance of producing income since dividends are not guaranteed. As with all investments, the continuing value of common stock is subject to change based on the underlying value of the issuer. Common stocks also are subject to valuation fluctuations driven by investment market conditions.


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

used  to  fund   Company  commitments  and  to  build  the investment portfolio,
thereby   increasing   future   investment   returns.  Net  cash   provided   by
operating activities for the six months ended June 30, 1999 was $2,578,431 compared to $5,110,336 for the six months ended June 30, 1998. The Company's liquidity position remains strong as invested assets increased by $48 million during the first six months of 1999 to $823 million at June 30, 1999.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, provide cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $19,825,121 in the second quarter of 1999 and $17,049,670 in the second quarter of 1998.

The Company's current commitments for expenditures as of June 30, 1999 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has in place a $10 million line of credit with a bank. At June 30, 1999, there were no borrowings on this line of credit.

Dividends declared to shareholders totaled $3,118,504 in the second quarter of 1999.

The Company's 1998 year-end Risk Based Capital Analysis as reflected in its 1998 statutory annual statement shows total adjusted capital of $107,639,503 and authorized control level risk based capital of $19,737,569. These results are indicative of the strong capital position of the Company.


YEAR 2000 READINESS DISCLOSURE

Erie Family Life Insurance Company is dependent on electronic processing and information systems to conduct business. Like all companies with such dependencies, the Company is continually faced with significant decisions and technology challenges. Among these challenges is the so-called "Year 2000 Issue," the inability of many computer systems to recognize dates beginning with the year 2000 and beyond. The Year 2000 Issue is perhaps more pervasive than any previous risk management issue faced by businesses of all types. To effectively manage the risks associated with the Year 2000 Issue, management has taken measures designed to reduce exposure to business interruption.

The effect of the Year 2000 Issue cannot be measured exactly with certainty and any forecasts about the effect of the Year 2000 Issue and remediation projections are necessarily forward-looking statements and are subject to the risks and uncertainties noted on page 15.

Company's State of Readiness

Exposure to systems failure is a risk faced by the Company every day. Unlike the every day risks, the date change to the Year 2000 is predictable. Efforts to mitigate the Company's exposure through effective identification, remediation and contingency planning at the Company are organized and being conducted on all major business processes to minimize the risks.

To assure that the Company effectively addresses this risk, management has in place a structure that provides oversight of Year 2000 risk management activities. Oversight by Executive and Senior Management is being facilitated through a dedicated project office. This office, (the "Y2K Office") works in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

consultation with each business area to assure consistency and adequacy of risk management activities and to collect companywide project status and cost information.

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

Efforts to remediate non-compliant internal components began in January of 1999 and continued throughout the second quarter of 1999. It is estimated that the total effort for all remediation, including application reviews conducted in 1998, will amount to approximately 1,000 hours. Less than 150 hours of remediation effort remains to be completed during the second half of 1999.

As individual components were re-coded, component functionality was tested. To supplement component testing and to provide a greater degree of assurance that business functions will be uninterrupted, full systems Year 2000 simulation testing is being conducted in the second and third quarters of 1999. Full systems testing entails simultaneous testing of the underlying components necessary to support key business processes. Where possible and practical, this effort incorporates key third parties with whom we are coordinating our testing efforts.

As testing is nearing completion, each business area is consulting with the Y2K Office to develop contingency plans to address the possibility of component or business process failures. Contingency plans were developed during the second quarter of 1999. Testing and facilitation of the plans will be conducted during the third quarter.

Cost to Address Year 2000 Issues

Based upon known factors and the measures taken to date, management does not anticipate significant total costs in order to address the Year 2000 Issue. Costs incurred include personnel costs (to re-code and test internal systems, test external party interfaces, develop contingency plans and replace software and hardware devices that are not Year 2000 compliant) consulting fees and personal computer software and hardware replacement costs. Costs that have been incurred to date have been charged to operations as incurred. Estimates of both the cost incurred to date and future costs are not material to the financial position and results of operations of the Company.

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

example, if numerous key third parties are unable to support the operations of the Company, operations could be adversely affected. The Company, as part of overall risk management, is preparing contingency plans during the last nine months of 1999 in response to the possibility of key third party failure. Management does not anticipate these scenarios as having a greater than remote possibility of occurrence.

Company's Contingency Plans if a Vendor or the Company fail to Address Year 2000 Issues

The risk described above will be addressed through contingency planning. The level of contingency planning will be commensurate with the relative importance of the external party to the operations of the Company and the relative risk that the party will be unable to operate satisfactorily in 2000. Such contingency plans are being developed and will be finalized during the last six months of 1999.



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




        ***********************************




"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management such as those contained in the "Benefits and Expenses - Analysis of Policy-related Benefits and Expenses", the "Financial Condition - Investments" and the "Liquidity and Capital Resources" sections hereof, and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, catastrophic events, better (or worse) mortality rates, securities markets fluctuations and technological difficulties and advancements.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Erie Family Life Insurance Company
                                                       (Registrant)

Date:   July 29, 1999
                                                    \s\ Stephen A. Milne
                                          (Stephen A. Milne, President & CEO)


                                                    \s\ Philip A. Garcia
                             (Philip A. Garcia, Executive Vice President & CFO)