Form 10-Q
period 1999-09-30
ERIE FAMILY LIFE INSURANCE CO
filed 1999-11-08
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on October 31, 1999.

                                INDEX

                 ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--September 30, 1999 and
        December 31, 1998

        Statements of Operations--Three and nine months ended September 30, 1999 and 1998

        Statements of Comprehensive Income--Three and nine months ended September 30, 1999 and 1998

        Statements of Cash Flows--Nine months ended September 30, 1999 and 1998

        Notes to Financial Statements--September 30, 1999

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  FINANCIAL INFORMATION

                       ERIE FAMILY LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                           September 30,         December 31,
                                                                               1999                 1998
                                                                           -------------         ------------
                                                                             (Unaudited)
ASSETS
Invested Assets:
   Fixed Maturities available-for-sale, at fair
     value (amortized cost of $639,756,018
     and $576,475,130, respectively)                                       $   627,722,189       $   605,523,237
   Equity Securities, at fair value
     (cost of $133,729,227 and $124,609,940,
     respectively)                                                             141,100,515           135,793,710
   Real Estate                                                                   1,479,300             1,541,445
   Policy Loans                                                                  6,519,804             6,013,130
   Real Estate Mortgage Loans                                                   10,020,416            10,070,394
   Other Invested Assets                                                        24,331,556            15,940,561
                                                                           ---------------       ---------------

       Total Invested Assets                                               $   811,173,780       $   774,882,477

   Cash and Cash Equivalents                                                     9,094,354            44,808,427
   Premiums Receivable from Policyholders                                        3,842,963             3,830,625
   Reinsurance Recoverable                                                         857,561               568,521
   Other Receivables                                                               259,337               355,067
   Accrued Investment Income                                                    13,692,241            10,282,002
   Deferred Policy Acquisition Costs                                            75,629,758            70,916,261
   Reserve Credit for Reinsurance Ceded                                          6,592,286             5,994,390
   Other Assets                                                                  6,545,994             5,967,858
                                                                           ---------------       ---------------

       Total Assets                                                        $   927,688,274       $   917,605,628
                                                                           ===============       ===============

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION


                                                                           September 30,          December 31,
                                                                               1999                   1998
                                                                           ---------------       --------------
                                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Policy Liabilities and Accruals:
     Future Life Policy Benefits                                           $    68,896,789       $   64,539,220
     Policy and Contract Claims                                                  1,272,579            1,801,030
     Annuity Deposits                                                          554,949,236          524,122,492
     Universal Life Deposits                                                    90,977,959           81,354,026
     Supplementary Contracts Not Including
       Life Contingencies                                                          567,993              607,094
   Other Policyholder Funds                                                      5,483,953            8,166,371
   Federal Income Taxes Payable                                                     44,897              612,272
   Deferred Federal Income Tax                                                  16,990,271           31,252,214
   Reinsurance Premium Due                                                         588,577              301,487
   Accounts Payable and Accrued Expenses                                         4,844,812            4,215,186
   Note Payable to Erie Indemnity Company                                       15,000,000           15,000,000
   Due to Affiliate                                                              1,297,003            1,686,227
   Dividends Payable                                                             1,559,252            1,417,500
                                                                           ---------------       --------------

       Total Liabilities                                                   $   762,473,321       $  735,075,119
                                                                           ---------------       --------------

Shareholders' Equity:
   Common Stock, $.40 Par Value Per Share;
     Authorized 15,000,000 Shares; 9,450,000
     Shares Issued and Outstanding                                         $     3,780,000       $    3,780,000
   Additional Paid-In Capital                                                      630,000              630,000
   Accumulated Other Comprehensive (Loss) Income                                (2,399,545)          26,171,727
   Retained Earnings                                                           163,204,498          151,948,782
                                                                           ---------------       --------------

       Total Shareholders' Equity                                          $   165,214,953       $  182,530,509
                                                                           ---------------       --------------

       Total Liabilities and Shareholders' Equity                          $   927,688,274       $  917,605,628
                                                                           ===============       ==============

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                    Three Months Ended                      Nine Months Ended
                                                                       September 30                           September 30
                                                            ---------------------------------      ---------------------------------
                                                               1999                   1998            1999                   1998
Revenues:
   Policy:
   Life Premiums, net of premiums ceded of
     $947,927, $887,513, $2,443,748 and
     $2,629,820, respectively                               $     9,548,834  $      8,905,059      $     29,119,975  $    26,519,337
   Group Premiums                                                   627,310           588,617             1,877,507        1,788,737
                                                            ---------------  ----------------      ----------------  ---------------
       Total Policy Revenue                                 $    10,176,144  $      9,493,676      $     30,997,482  $    28,308,074
   Investment Income, net of expenses of
     $453,855, $328,078, $1,321,807 and
     $1,054,881, respectively                                    14,138,823        12,574,958            41,438,678       38,360,698
   Net Realized Gains on Investment                               2,236,192           775,430             4,886,833        3,477,700
   Other Income                                                     219,046           237,989               591,782          627,522
                                                            ---------------  ----------------      ----------------  ---------------
       Total Revenues                                       $    26,770,205  $     23,082,053      $     77,914,775  $    70,773,994
                                                            ---------------  ----------------      ----------------  ---------------

Benefits and Expenses:
   Death Benefits, net of reinsurance recoveries
     of $823,033, $275,635, $1,583,907 and
     $844,370, respectively                                 $     2,505,123  $      2,742,286      $      7,736,490  $     5,980,656
   Interest on Annuity Deposits                                   7,933,179         7,690,314            23,270,021       22,503,604
   Interest on Universal Life Deposits                            1,362,008         1,213,658             3,890,600        3,451,024
   Surrender and Other Benefits                                     279,198           262,445               823,696          828,126
   Increase in Future  Life  Policy  Benefits,  net of
     the  increase  in reserve credit for reinsurance
     ceded of $204,420, $186,972, $597,896 and $631,395,
     respectively                                                 1,438,409         1,227,423             3,759,672        3,299,768
   Amortization of Deferred Policy  Acquisition Costs             1,145,121         1,069,605             4,148,672        3,715,556
   Commissions, net of reinsurance reimbursements
     of $265,924, $328,245, $682,240 and $952,491,
     respectively                                                   403,927           418,405             1,471,755          988,556
   General Expenses                                               1,882,376         2,145,078             5,415,539        5,260,885
   Taxes, Licenses and Fees                                         370,854           402,953             1,176,436          201,954
                                                            ---------------  ----------------      ----------------  ---------------
       Total Benefits and Expenses                          $    17,320,195  $     17,172,167      $     51,692,881  $    46,230,129
                                                            ---------------  ----------------      ----------------  ---------------

Income From Operations                                      $     9,450,010  $      5,909,886      $     26,221,894  $    24,543,865
Federal Income Tax
   Current                                                        2,610,287           869,745             7,606,686        5,582,381
   Deferred                                                         107,368         1,377,224             1,122,485        3,236,412
                                                            ---------------  ----------------      ----------------  ---------------
       Total Federal Income Tax                                   2,717,655         2,246,969             8,729,171        8,818,793
                                                            ---------------  ----------------      ----------------  ---------------

Net Income                                                  $     6,732,355  $      3,662,917      $     17,492,723  $    15,725,072
                                                            ===============  ================      ================  ===============

Net Income Per Share                                        $          0.71  $           0.39      $           1.85  $          1.66
                                                            ===============  ================      ================  ===============

Dividends Declared Per Share                                $         0.165  $           0.15      $           0.66  $          0.60
                                                            ===============  ================      ================  ===============

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                 STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30                          September 30
                                                            ---------------------------------     ---------------------------------
                                                                    1999             1998                1999              1998

Net Income                                                  $     6,732,355  $      3,662,917     $     17,492,723  $    15,725,072
                                                            ---------------  ----------------     ----------------  ---------------
Unrealized Gains (Losses) on Securities:
   Unrealized Holding (Losses) Gains Arising
     During Period                                              (14,524,321)       (8,651,292)         (39,068,868)       1,079,338
   Less:  Reclassification Adjustment for Gains
     Included in Net Income                                      (2,236,192)         (775,430)          (4,886,833)      (3,477,700)
                                                            ---------------  ----------------     ----------------  ---------------
     Net Unrealized Holding Losses
       Arising During Period                                $   (16,760,513) $     (9,426,722)    $    (43,955,701) $    (2,398,362)
                                                            ---------------  ----------------     ----------------  ---------------

Income Tax Benefit Related to
   Unrealized Losses                                              5,866,180         3,299,353           15,384,429          839,427
                                                            ---------------  ----------------     ----------------  ---------------

Other Comprehensive Loss,
   Net of Tax                                               $   (10,894,333) $     (6,127,369)    $    (28,571,272) $    (1,558,935)
                                                            ---------------  ----------------     ----------------  ---------------

Comprehensive (Loss) Income                                 $    (4,161,978) $     (2,464,452)    $    (11,078,549) $    14,166,137
                                                            ===============  ================     ================  ===============


See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                Nine Months Ended             Nine Months Ended
                                                                                September 30, 1999            September 30, 1998
                                                                             ------------------------     ------------------------
Cash flows from operating activities:
Net income                                                                   $             17,492,723     $             15,725,072
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net amortization of bond and mortgage premium                                            211,532                      370,567
     Amortization of deferred policy acquisition costs                                      4,148,672                    3,715,556
     Real estate depreciation                                                                  62,145                       62,145
     Deferred federal income taxes                                                          1,122,485                    3,236,412
     Realized gains on investments                                                         (4,886,833)                  (3,477,700)
(Increase) decrease in premium receivable                                                     (12,338)                      35,918
Decrease (increase) in other receivables                                                       95,730                      (80,873)
Increase in accrued investment income                                                      (3,410,239)                  (1,945,675)
Policy acquisition costs deferred                                                          (8,862,169)                  (7,977,273)
Increase in other assets                                                                     (578,136)                  (1,721,587)
Increase in reinsurance recoverable and reserve credits                                      (886,936)                    (543,597)
Increase in future policy benefits and claims                                               3,829,118                    3,287,935
Decrease in other policyholder funds                                                       (2,682,418)                  (1,964,343)
Increase (decrease) in reinsurance premium due                                                287,090                     (151,871)
Decrease in federal income tax                                                               (567,375)                  (1,678,288)
Increase in accounts payable and due to affiliate                                             240,402                    3,234,283
                                                                             ------------------------     ------------------------
       Net cash provided by operating activities                             $              5,603,453     $             10,126,681
                                                                             ------------------------     ------------------------

Cash flows from investing activities:
Purchase of investments:
   Fixed maturities                                                          $           (137,081,056)    $           (110,588,282)
   Equity securities                                                                      (42,994,613)                 (49,349,639)
   Mortgage loans                                                                             (66,286)                           0
   Other invested assets                                                                   (9,105,027)                  (9,849,688)
Sales/maturities of investments:
   Fixed maturities                                                                        79,518,818                   76,957,477
   Equity securities                                                                       32,820,528                   33,702,953
   Other invested assets                                                                    1,663,926                    3,669,984
Principal payments received on mortgage loans                                                 116,538                      103,284
Loans made to policyholders                                                                (1,107,867)                  (1,120,633)
Payments received on policy loans                                                             601,193                      452,517
                                                                             ------------------------     ------------------------
       Net cash used in investing activities                                 $            (75,633,846)    $            (56,022,027)
                                                                             ------------------------     ------------------------

Cash flows from financing activities:
   Increase in annuity and supplementary contract deposits                   $             30,787,643     $             21,748,009
   Increase in universal life deposits                                                      9,623,933                    9,178,165
   Dividends paid to shareholders                                                          (6,095,256)                  (4,110,752)
                                                                             ------------------------     ------------------------
       Net cash provided by financing activities                             $             34,316,320     $             26,815,422
                                                                             ------------------------     ------------------------
Net decrease in cash and cash equivalents                                                 (35,714,073)                 (19,079,924)
Cash and cash equivalents at beginning of year                                             44,808,427                   42,287,398
                                                                             ------------------------     ------------------------
Cash and cash equivalents at end of quarter                                  $              9,094,354     $             23,207,474
                                                                             ========================     ========================

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
   Income taxes                                                              $              7,967,531     $              7,060,000
   Interest                                                                                   483,750                      483,750

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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

The following is a summary of available-for-sale securities:

                                                                           Gross             Gross
                                                    Amortized          Unrealized         Unrealized           Estimated
(In Thousands)                                         Cost                Gains             Losses            Fair Value


September 30, 1999
Fixed Maturities:
U.S. Treasuries and Government
   Agencies                                      $         6,623     $           269    $             14    $         6,878
States and Political Subdivisions                          2,055                  63                   0              2,118
Special Revenue                                           11,045                 363                   0             11,408
Public Utilities                                          61,897                 946               2,011             60,832
U.S. Banks, Trusts and Insurance
   Companies                                             113,455               1,110               3,455            111,110
U.S. Industrial and Miscellaneous                        382,812               2,843               9,499            376,156
Foreign Governments-Agency                                 2,991                   0                 145              2,846
Foreign Banks, Trusts and Insurance
   Companies                                               9,980                  12                 329              9,663
Foreign Industrial and Miscellaneous                      43,898                 288               2,188             41,998
                                                 ---------------     ---------------    ----------------    ---------------
     Total Bonds                                 $       634,756     $         5,894    $         17,641    $       623,009
Redeemable Preferred Stock                                 5,000                   0                 287              4,713
                                                 ---------------     ---------------    ----------------    ---------------
     Total Fixed Maturities                      $       639,756     $         5,894    $         17,928    $       627,722
                                                 ---------------     ---------------    ----------------    ---------------

Equity Securities:
Common Stock                                     $        62,310     $        17,695    $          8,801    $        71,204
Non-Redeemable Preferred Stock                            71,419                 716               2,238             69,897
                                                 ---------------     ---------------    ----------------    ---------------
     Total Equity Securities                     $       133,729     $        18,411    $         11,039    $       141,101
                                                 ---------------     ---------------    ----------------    ---------------
       Total Available-for-Sale Securities       $       773,485     $        24,305    $         28,967    $       768,823
                                                 ===============     ===============    ================    ===============

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

At September 30, 1999, the amortized cost of the Company's five largest investments in corporate debt securities totaled $35.5 million, none of which individually exceeded $8.0 million. These investments had a market value of $35.3 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 9, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.


OVERVIEW

Net income increased 83.8% to $6,732,355, or $0.71 per share, in the third quarter of 1999 from $3,662,917 or $0.39 per share, in the third quarter of 1998. Solid premium growth and investment gains contributed to the outstanding financial results for the third quarter of 1999. Net income for the nine months ended September 30, 1999 increased 11.2% to $17,492,723, or $1.85 per share, compared to $15,725,072 or $1.66 per share for the same period in 1998.


REVENUES

Analysis of Policy Revenue

Total policy revenue increased $682,468 or 7.2%, to $10,176,144 in the third quarter of 1999. Premiums on traditional life insurance policies increased 6.2% to $7,793,150 for the quarter ended September 30, 1999. Annuity products generated deposits of $12,650,232 in the third quarter of 1999 compared to $9,254,180 generated in the third quarter of 1998, an increase of $3,396,052, or 36.7%. Of this amount, ordinary annuity deposits increased $1,769,446, or 33.5%, to $7,047,687 for the quarter ended September 30, 1999. Universal life products generated premiums and deposits of $5,453,252 in the third quarter of 1999 compared to $4,923,456 produced in the third quarter of 1998, an increase of 10.8%. Total policy revenue increased $2,689,408 or 9.5%, to $30,997,482 for the nine months ended September 30, 1999.

Analysis of Investment-related Income

Net investment income increased $1,563,865, or 12.4% in the third quarter of 1999 due to increased levels of investment from cash flows generated by the Company's operations and by cash from annuity and universal life deposits. For the nine months ended September 30, 1999, net investment income increased $3,077,980, or 8.0%, to $41,438,678.

During the third quarter of 1999 and 1998, the Company generated net realized gains on investments of $2,236,192 and $775,430, respectively, from the sale of equity and fixed maturity investments.

Total invested assets of the Company were $811,173,780 at September 30, 1999, an increase of $36,291,303, or 4.7%, over the December 31, 1998 levels.


BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Death benefits on life insurance policies were down $237,163 or 8.6% to $2,505,123 in the third quarter of 1999. For the nine months ended September 30, 1999, death benefits on life insurance policies increased $1,755,834, or 29.4%, to $7,736,490. This comparison is heavily influenced by death benefits incurred on life insurance policies the first six months of 1998, which were unusually low. Random fluctuations of this kind can be expected when mortality results are measured over a short time period, due to the fairly small number of claims involved. These short-term fluctuations can significantly influence quarterly results without impacting long-term profitability. The Company's mortality experience has been favorable over the past several years and management believes that its underwriting philosophy and practices continue to be sound.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Interest on deposits held by the Company for Policyholders increased $391,215, or 4.4%, to $9,295,187 in the third quarter of 1999. Interest on deposits held by the Company increased $1,205,993, or 4.6%, for the nine months ended September 30, 1999. The increase in interest on deposits for the first nine months of 1999 was caused by the 6.7% increase in annuity and universal life deposits during the first nine months of 1999. The interest rate currently credited on universal life deposits ranges from 6.0% to 6.75% while the rate currently credited on annuity deposits ranges from 5.0% to 5.75%.

Analysis of Other Expenses

Total operating expenses, excluding taxes, licenses and fees, declined 10.8% to $2,286,303 for the quarter ended September 30, 1999 from $2,563,483 for the same period in 1998. Included in the third quarter 1998 expenses were nonrecurring costs associated with the implementation of the policy administration system "Cyberlife". As a result, third quarter 1999 operating expenses relative to 1998 operating expenses were lower. For the nine months ended September 30, 1999 and 1998, these operating expenses totaled $6,887,294 and $6,249,441, respectively, an increase of $637,853, or 10.2%.

Certain operating expenses of the Company are paid by Erie Indemnity Company, the management company of the Erie Insurance Exchange, and reimbursed monthly by the Company. Additionally, a portion of the common overhead expenses of the Erie Insurance Group are allocated to Erie Family Life. These expenses comprise the majority of the Company's general expenses.

General expenses, a component of total operating expenses, include wages and salaries, Employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company are deferred as policy acquisition costs. Medical inspection and exam fees related to new business production, wages, salaries and Employee benefits of underwriting personnel, and bonuses paid to branch sales Employees for the production of life and annuity business, are all deferred. Deferred policy acquisition costs are amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

Another component of total operating expenses is commissions. Direct commission costs include new and renewal commissions, production bonuses and Company contest awards. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers and commission expenses capitalized as part of the deferred policy acquisition costs (DAC). Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. These deferred policy acquisition costs are being amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.

Taxes, licenses and fees declined $32,099 in the third quarter of 1999 to $370,854 and increased $974,482 in the first nine months of 1999 to $1,176,436. This year to date increase was the result of a $954,000 refund due the Company, in the first quarter of 1998, from the Pennsylvania Life and Health Insurance Guaranty Association which reduced the 1998 expense.


FINANCIAL CONDITION

Reserve Liabilities

The Company's primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On September 30, 1999, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments, as the underlying policy reserves are generally also of a long-term nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

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

The Company's invested assets are liquid in order to meet commitments to our Policyholders. At September 30, 1999, the Company's investment portfolio consisting of cash, marketable short-term investments, investment grade bonds, common stock, and preferred stock, totaled $769 million or 82.9% of total assets.

Included in the fixed maturity category are high-quality bonds with a carrying value of $618,984,939 that are rated at investment grade levels (Baa/BBB or better). This represents 98.6% of the Company's total fixed maturities held at September 30, 1999. Included in this investment-grade category are $339 million or 54.0% of total fixed maturities, characterized as the "highest" quality or "Class 1" securities as defined by the National Association of Insurance Commissioners (NAIC). Generally, the fixed maturity securities in the Company's portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

As with the fixed maturity portfolio, the Company's non-redeemable preferred stock portfolio provides a source of highly predictable current income that is very competitive with high-grade bonds. These securities are well diversified within each market sector. The preferred stocks are of a high-quality (all of the almost $70 million of preferred stock are rated "highest" or "high" quality as defined by the NAIC) and extremely marketable. There are no preferred stocks in the Company's portfolio rated in the "low," "lowest," or "in or near default" quality categories established by the NAIC. Common stock provides capital appreciation potential within the portfolio. Common stock investments inherently provide no assurance of producing income since dividends are not guaranteed. As with all investments, the continuing value of common stock is subject to change based on the underlying value of the issuer. Common stocks also are subject to valuation fluctuations driven by investment market conditions.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums and deposits are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the nine months ended September 30, 1999 was $5,603,453 compared to $10,126,681 for the nine months ended September 30, 1998. The Company's liquidity position remains strong as total invested assets increased by $36 million, or 4.7%, during the first nine months of 1999 to $811 million at September 30, 1999.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, provide cash. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $15,408,713 in the third quarter of 1999 and $11,730,903 in the third quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

The Company's current commitments for expenditures as of September 30, 1999 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has in place a $10 million line of credit with a bank. At September 30, 1999, there were no borrowings on this line of credit.

Dividends declared and unpaid to shareholders totaled $1,559,252 at September 30, 1999.

The Company's 1998 year-end Risk Based Capital Analysis as reflected in its 1998 statutory annual statement shows total adjusted capital of $107,639,503 and authorized control level risk based capital of $19,737,569. These results are indicative of the strong capital position of the Company.


YEAR 2000 READINESS DISCLOSURE

Erie Family Life Insurance Company is dependent on electronic processing and information systems to conduct business. Like all companies with such dependencies, the Company is continually faced with significant decisions and technology challenges. Among these challenges is the so-called "Year 2000 Issue," the inability of many computer systems to recognize dates beginning with the year 2000 and beyond. The Year 2000 Issue is perhaps more pervasive than any previous risk management issue faced by businesses of all types. To effectively manage the risks associated with the Year 2000 Issue, management has taken measures over the past six years designed to reduce the Company's potential for business interruption.

The effect of the Year 2000 Issue cannot be measured exactly with certainty; any forecasts about the effect of the Year 2000 Issue and remediation projections are necessarily forward-looking statements and are subject to the risks and uncertainties noted on page 14.

Company's State of Readiness

Exposure to systems failure is a risk faced by the Company every day. Unlike the every day risks, the date change to the Year 2000 is predictable. Efforts to mitigate the Company's exposure through effective identification, remediation, testing and contingency planning are organized and have been conducted on all major business processes to minimize the risks.

To assure that the Company effectively addresses this risk, management put in place a structure that provides oversight of Year 2000 project activities, which were organized along the major business processes of the Company. Oversight by Executive and Senior Management is being facilitated through a dedicated project office. This office, (the "Y2K Office") works in consultation with each business area to assure consistency and adequacy of risk management activities and to collect companywide project status and cost information.

Each key business process was evaluated to assure that underlying systems and components exposed to potential Year 2000 failure were appropriately identified and addressed. Underlying system components include internal operating systems (hardware and software), infrastructure elements, including non-information technology components and systems, communications systems and devices, internally developed mainframe applications, personal computer hardware and software, external parties and providers and peripheral devices.

Each underlying component supporting key business processes were identified and mission critical business processes were prioritized during 1998. Priority was assigned based on the relative importance of the component to the business process and based on the importance of the business process relative to other business processes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Remediation of the Company's mainframe applications was completed and component testing was conducted during the first quarter of 1999. As individual components were re-coded, component functionality was tested. To supplement component testing and to provide a greater degree of assurance that business functions will be uninterrupted, full systems Year 2000 simulation testing was conducted in the second and third quarters of 1999. Full systems testing entails simultaneous testing of the underlying components necessary to support key business processes. Where possible and practical, this effort incorporated key third parties with whom we were coordinating our testing efforts. The results of testing did not indicate that key business processing applications will encounter any material problems in the Year 2000 due to the inability to recognize dates in the Year 2000.

As testing neared completion, each business area consulted with the Y2K Office to develop contingency plans to address the possibility of component or business process failures. Contingency plans were developed during the third quarter of 1999. Testing and facilitation of the plans began during the third quarter and will be complete by mid-fourth quarter 1999.

Cost to Address Year 2000 Issues

Costs incurred to address the Year 2000 Issue include personnel costs (to re-code and test internal systems, test external party interfaces, develop contingency plans and replace software and hardware devices that are not Year 2000 compliant) consulting fees and personal computer software and hardware replacement costs. Costs that have been incurred to date have been charged to operations as incurred. The estimated cost incurred to date and future costs through completion approximate $150,000. Total third quarter 1999 costs incurred approximated $50,000.

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

Company's Contingency Plans if a Vendor or the Company fail to Address Year 2000 Issues

The risk described above will be addressed through contingency planning. The level of contingency planning will be commensurate with the relative importance of the external party to the operations of the Company and the relative risk that the party will be unable to operate satisfactorily in 2000. Such contingency plans are being developed and will be finalized during the last three months of 1999.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

 "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management such as those contained in the "Benefits and Expenses - Analysis of Policy-related Benefits and Expenses", the "Liquidity and Capital Resources" and the "Investments" sections hereof, and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, catastrophic events, better (or worse) mortality rates, securities markets fluctuations and technological difficulties and advancements.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ended September 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Erie Family Life Insurance Company
                                                 (Registrant)

Date: November 8, 1999
                                               \s\ Stephen A. Milne
                                         (Stephen A. Milne, President & CEO)


                                               \s\ Philip A. Garcia
                             (Philip A. Garcia, Executive Vice President & CFO)