Form 10-K
period 1999-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 2000-03-29
CIK 33416

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                                                         (NO FEE REQUIRED)
For the fiscal year ended December 31, 1999

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

                        Common Stock, $0.40 par value
                               (Title of class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on February 29, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Annual Report to shareholders for the fiscal year ended December 31, 1999 (the "Annual Report") are incorporated by reference into Parts II and IV of this Form 10-K Report.

                                     INDEX

ITEM NUMBER AND CAPTION                                                   PAGE

                                     Part I

Item 1.    Business                                                         3

Item 2.    Properties                                                       7

Item 3.    Legal Proceedings                                                7

Item 4.    Submission of Matters to a Vote of Security Holders              7

                                    Part II

Item 5.    Market for the Registrant's Common Stock and Related
           Shareholder Matters                                              8

Item 6.    Selected Financial Data                                          8

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk       8

Item 8.    Financial Statements and Supplementary Data                      8

Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                         8

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                9

Item 11.  Executive Compensation                                           13

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                       20

Item 13.  Certain Relationships and Related Transactions                   22

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                      23

                                    PART I


ITEM 1.  BUSINESS

       Erie Family Life Insurance Company (hereinafter referred to as the "Company" or "Erie Family Life") was incorporated in the Commonwealth of Pennsylvania on May 23, 1967 and commenced business on September 1, 1967. The Company is primarily engaged in the business of underwriting and selling nonparticipating individual and group life insurance policies, including universal life. Erie Family Life also sells individual and group annuities. Erie Family Life's common stock is owned by Erie Indemnity Company (21.6%) and by Erie Insurance Exchange (53.2%). The remaining stock is held by the public, predominantly by directors, agents and employees of Erie Indemnity Company.

       Erie Indemnity Company is a Pennsylvania business corporation formed in 1925 to be the attorney-in-fact for Erie Insurance Exchange, a Pennsylvania-domiciled reciprocal insurance exchange. The Erie Indemnity Company's principal business activity consists of the management of the Exchange. The Erie Indemnity Company also is engaged in the property/casualty insurance business through its wholly owned subsidiaries, Erie Insurance Company (Erie Insurance Co.), Erie Insurance Company of New York (Erie NY) and Erie Insurance Property & Casualty Company (Erie P&C) and through its management of Flagship City Insurance Company (Flagship), a subsidiary of the Erie Insurance Exchange. Together with the Erie Insurance Exchange, the Erie Indemnity Company and its subsidiaries and affiliates, including Erie Family Life, operate collectively under the name "Erie Insurance Group."

Products

       The Company's portfolio of life insurance includes permanent life, endowment and term policies, including whole life, mortgage and decreasing term, group, and universal life insurance. In terms of face value, new life business issued in 1999 had a ratio of 5:1 of term insurance to whole life insurance coverage.

       Life insurance premiums and annuity deposits have been the primary sources of cash inflows for the Company.


                                             Classes of Life Insurance
                                   Percentage of Total Sales, Net of Reinsurance

                                           For the year ended December 31,

       Class                                      1999         1998         1997         1996         1995
       -----                                      ----         ----         ----         ----         ----
       Ordinary Life (including Term,
       Whole Life and Universal Life              93.7%        93.4%        93.3%        93.3%        91.8%
       Group                                       6.3          6.6          6.7          6.7          8.2
                                                 ------       ------       ------       ------       ------
                                                 100.0%       100.0%       100.0%       100.0%       100.0%


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

       The Erie Insurance Group affiliated property and casualty insurance companies periodically purchase annuities from the Company in connection with the structured settlement of claims. Structured settlement annuities sold to affiliated property/casualty companies totaled $23,312,225, $17,883,171 and $17,780,582 in 1999, 1998, and 1997, respectively. Also included in the annuity deposits are annuity contracts purchased by the Erie Insurance Group Retirement Plan for Employees. These annuity contracts totaled $5,321,738 in 1999, $6,413,460 in 1998 and $1,992,060
       in 1997.

                              Classes of Deposits
                         For the year ended December 31,


       Class                                       1999            1998           1997             1996            1995
       -----                                       ----            ----           ----             ----            ----
       Universal Life Deposit                   $11,792,172     $10,692,515    $10,733,738      $ 9,465,576     $ 8,490,667
       Annuity Deposit                           67,114,641      56,727,779     58,306,640       58,250,822      66,051,230
                                                -----------     -----------    -----------      -----------     -----------
                                                $78,906,813     $67,420,294    $69,040,378      $67,716,398     $74,541,897


       The Company reinsures a portion of its business under a number of different reinsurance agreements. The primary purpose of this reinsurance is to enable the Company to write a policy in an amount larger than the Company is willing to assume for itself. The secondary purposes are to receive commissions on the reinsurance ceded and in some instances to participate in the profits of the reinsured business by way of an "experience rating refund." The Company currently reinsures with other insurance companies the portion of the insurance coverage above acceptable retentions. The retention limits on an acceptable risk is $300,000 on each individual life policy written.

Marketing

       The Company markets its products through independent agents in ten jurisdictions. The 1999 statutory direct premium revenue for those jurisdictions is made up of: Pennsylvania (69.54%), Maryland (6.47%), Virginia (5.60%), West Virginia (3.43%), Ohio (7.20%), Indiana (2.76%),
       Tennessee (1.75%), North Carolina (2.84%), the District of Columbia (.01%) and Illinois (.40%). The policies sold are evaluated by the Company's Underwriting Department which selects or declines applicants for insurance. Premium on policies which are accepted may be standard or rated, depending on the nature of the risk.

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

       Federal legislative initiatives on financial services reform, begun in 1997, culminated in the enactment of Senate Bill 900, the Financial Modernization Reform Act, which significantly changes the way insurance companies, banks and securities firms are regulated. The elimination of some regulatory barriers to banks entering the insurance market, privacy initiatives concerning the consumer data held by financial institutions and the interjection of federal government agencies into the traditionally state-regulated insurance industry may materially change the ground rules under which insurance products are marketed.

       Additionally, current and proposed future federal measures may affect the way the life insurance industry distributes, prices, and services their products. These proposals may include possible changes to laws governing the taxation of insurance companies and life insurance products.

       In addition to competing insurance products from current and future sources, the Company's interest sensitive products compete with other available investment products including but not limited to common and preferred stocks, bonds, mutual funds and other instruments.

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

       Annuities are subject to varying interest rates determined at the discretion of the Company subject to certain minimums. During 1999, deposits to individual annuities earned interest at rates ranging from 5% to 5.75%. Management believes the fair value of annuity and universal life deposits approximates the amounts recorded in the financial statements, since these obligations are generally subject to fluctuating interest rates.

Insurance Regulation

       The Company is subject to supervision and regulation by the insurance departments of the states in which it does business. Although the extent of the regulation varies from state to state, generally the supervisory agencies are vested with broad regulatory powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, licensing of agents, approval of policy forms, deposits of securities as for the benefits of policy owners, and investments and maintenance of specified reserves and capital, all designed primarily for the protection of policy owners. In accordance with the rules of the National Association of Insurance Commissioners (NAIC), the Company is examined periodically by one or more of the state supervisory agencies. The latest such examination of the Company was conducted by the Pennsylvania Insurance Department and covered the five years ended December 31, 1995.

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

       Erie Family Life has regulatory total adjusted capital of $128 million and a ratio of total adjusted capital to authorized control level risk-based capital of more than 5:1 at December 31, 1999. The Company's ratios significantly exceed the minimum NAIC risk-based capital requirements.


Employees

       Services of 106 full-time Employees are provided through Erie Indemnity Company. Five of the employees are officers. Employee expenses along with other operating expenses are paid by the Erie Indemnity Company and reimbursed by the Company on a monthly basis. None of the Employees are covered by collective bargaining agreements and the Company believes its Employee relations are good.

Other Data

                    The Company's Lapse Rate for 1999 was 8.0%.

                    Reinsurance Profitability - Not Applicable.

                    New Types of Insurance - Not Applicable.

                    Total Insurance In Force for the last five years Net of Reinsurance was:

                                1999 - $13,031,595,000
                                1998 - $11,961,512,000
                                1997 - $10,754,141,000
                                1996 - $ 9,646,962,000
                                1995 - $ 8,370,940,000



Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management and the other statements which are not historical facts contained in this report, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, catastrophic events, better (or worse) mortality rates and securities market fluctuations.

ITEM 2.  PROPERTIES

The Company owns real property for investment purposes as provided in Schedule I "Summary of Investments other than Investments in Related Parties." This investment property is leased to the Erie Indemnity Company. Rental income for 1999 was $303,000. The executive and administrative offices of the Company are located in the headquarters office of Erie Insurance Group in Erie, Pennsylvania. The Company pays other members of the group an amount determined by an arm's length agreement for office space and for the use of facilities, equipment and services.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote to shareholders during the fourth quarter of 1999.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The information set forth on page 29 of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information contained in "Selected Financial Data" on Page 21 of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The information set forth on pages 22 through 28 of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on page 27 of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 1999 Financial Statements and the Company's Independent Auditors' Report on pages 30 through 43 of the Company's 1999 Annual Report are incorporated herein by reference, as is the unaudited information set forth in the Notes to the Financial Statements under the caption "Quarterly Results of Operations (Unaudited)" on pages 42 through 43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                          Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 04/01/00                            Held During the Last Five Years

Peter B. Bartlett 1,3C,4,5                Director since 1996.  Partner, Brown Brothers Harriman & Co. since 1974;   Director--the
       66                                 Company,  Erie  Insurance  Company  and  Erie  Indemnity  Company, Attorney-in-Fact
                                          for Erie Insurance Exchange and Kennametal, Inc.

Samuel P. Black, III 2,4,5                Director since 1997.  President, Treasurer and Secretary, Samuel P. Black & Associates,
       58                                 Inc.--insurance agency; Director--the Company, Erie Insurance Company, Flagship City
                                          Insurance  Company,  Erie  Insurance Property  & Casualty  Company  and Erie Indemnity
                                          Company, Attorney-in-Fact for Erie Insurance Exchange.

J. Ralph Borneman, Jr. 3,4                Director since 1992.  President and Chief Executive Officer, Body-Borneman Associates,
       61                                 Inc.,  insurance  agency.  President,  Body-Borneman,  Ltd.  and  Body-Borneman, Inc.,
                                          insurance agencies. Director--the Company, Erie Insurance Company, Erie Indemnity Company,
                                          Attorney-in-Fact for Erie Insurance  Exchange,  Erie  Insurance  Company  of New  York and
                                          National Penn Bancshares.

John J. Brinling, Jr.                     Executive Vice President of the Company since December 1990. Division Office 1984-present.
       53

Robert H. Dreyer                          Senior Vice President of the Company since 1990.  Chief Actuary 1983-Present.
       62

Philip A. Garcia                          Executive Vice President and Chief Financial Officer of the Company, Erie Insurance
       43                                 Company, Erie Indemnity Company,   Attorney-in-Fact  for  Erie Insurance   Exchange,
                                          Flagship  City Insurance   Company,  Erie Insurance Property & Casualty  Company  and Erie
                                          Insurance Company of New York since October  1997. Senior Vice President and Controller
                                          1993 - 1997. Director--Flagship  City Insurance Company,  Erie  Insurance  Property  &
                                          Casualty  Company  and Erie  Insurance Company of New York.



1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairman


                                          Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 04/01/00                            Held During the Last Five Years

Patricia A. Goldman 2,4C                  Director since 1996. Retired; Senior Vice President for Communications, USAir,  Inc.
       58                                 1988 - 1994; Director--the  Company,  Erie  Insurance  Company,  Erie  Indemnity Company,
                                          Attorney-in-Fact for Erie Insurance Exchange and Crown Central Petroleum Company.

Susan Hirt Hagen 1,*                      Director since 1980.  Managing Partner, Hagen, Herr & Peppin, Group Relations  Consultants
       64                                 since 1990;  Director--the  Company,  Erie Insurance  Company and Erie Indemnity Company,
                                          Attorney-in-Fact for Erie Insurance Exchange,  since 1980;  Director--Erie Insurance
                                          Property & Casualty Company,  Erie Insurance Company of New York, and Flagship City
                                          Insurance Company since 1995.

F. William Hirt 1C,*                      Director since 1967.  Chairman of the Board of the Company, Erie Insurance Company, Erie
       74                                 Indemnity  Company,   Attorney-in-Fact  for  Erie  Insurance  Exchange,  Erie Insurance
                                          Property & Casualty Company and Flagship  City  Insurance  Company  since September 1993;
                                          Chairman of the Board of Erie Insurance Company of New  York since April 1994. Chairman of the Executive Committee of the Company and the Erie Indemnity Company, Attorney-in-Fact
                                          for  Erie  Insurance Exchange since November 1990; Interim President and Chief Executive
                                          Officer of  the Company, Erie Indemnity Company, Attorney-in-Fact for Erie Insurance
                                          Exchange, Erie Insurance Company, Erie Insurance Property & Casualty Company, Flagship
                                          City Insurance Company and Erie Insurance Company of New York from January 1, 1996 to
                                          February 12, 1996; Chairman of the Board, Chief Executive Officer and Chairman of the
                                          Executive Committee of the Company, Erie Indemnity Company, Attorney-in-Fact for Erie
                                          Insurance Exchange and Erie Insurance Company for more than five years prior thereto;
                                          Director--the  Company, Erie Insurance Company, Flagship City Insurance Company, Erie
                                          Indemnity Company,   Attorney-in-Fact  for  Erie  Insurance  Exchange,   Erie  Insurance
                                          Property & Casualty  Company  and Erie Insurance Company of New York.

Gwendolyn S. King 4                       Director since 1999.  Retired; Senior Vice President for Corporate and Public Affairs,
        60                                PECO Energy Company 1992 - 1998; Director - the Company, Erie Insurance Company and Erie
                                          Indemnity Company,  Attorney-in-Fact for Erie Insurance Exchange, Lockheed Martin Corp.,
                                          Monsanto Company and Marsh & McLennan Companies.

Martin J. Lippert 2                       Director since 1999. Vice Chairman, Executive Vice President and Chief Information Officer
        40                                of Systems and Technology, Royal Bank of Canada 1997 - Present; Executive Vice  President,
                                          Mellon Bank 1995 - 1997;  Director - the Company,  Erie Insurance Company and Erie
                                          Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange.



1 Member of Executive Committee
2 Member of Audit Committee
4 Member of Nominating Committee
* F. William Hirt is the brother of Susan Hirt Hagen.
C Committee Chairman


                                          Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 04/01/00                            Held During the Last Five Years

Stephen A. Milne 1, 5                     President, Chief Executive Officer and Director of the Company, Erie Indemnity Company,
       51                                 Attorney-in-Fact  for Erie Insurance  Exchange,  and Erie  Insurance  Company since
                                          February 12, 1996. President and Chief Executive Officer of the Company, Erie Insurance
                                          Company, Erie Indemnity Company, Attorney-in-Fact for  Erie  Insurance Exchange,  Flagship
                                          City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance
                                          Company  of New York  since 1996;  Executive Vice President of the Erie Insurance Company,
                                          Erie Indemnity Company, Attorney-in-Fact  for  Erie Insurance   Exchange,   Flagship  City
                                          Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance  Company
                                          of New York 1994 - 1996. Director--Erie  Insurance  Company,   Erie   Indemnity   Company,
                                          Attorney-in-Fact  for  Erie  Insurance Exchange and Erie Insurance Company of New  York,
                                          Flagship  City  Insurance Company and Erie Insurance  Property & Casualty Company.

Timothy G. NeCastro                       Senior Vice President and Controller of the Company, Erie Insurance Company, Erie
       39                                 Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange, Flagship City Insurance
                                          Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York
                                          since 1997.  Department  Manager - Internal Audit 1996 - 1997.

John M. Petersen 1                        Director since 1980.  Retired; President and Chief Executive Officer of the Company, Erie
       71                                 Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange,  Erie Insurance  Company,
                                          Flagship City Insurance Company and Erie Insurance Property  &  Casualty  Company  1993 -
                                          1995 and Erie Insurance Company of New York 1994 - 1995; President, Treasurer and  Chief
                                          Financial Officer of the Erie Indemnity Company, Attorney-in-Fact for the Erie Insurance
                                          Exchange, Erie  Insurance Company and Erie Family Life Insurance Company 1990 - 1993,  and
                                          of Flagship City   Insurance   Company   and  Erie  Insurance  Property & Casualty Company
                                          since 1992 and 1993, respectively,  to September 1993;  President,  Treasurer and  Chief
                                          Financial  Officer  of the Company and Executive Vice  President, Treasurer and Chief
                                          Financial  Officer of the Erie   Indemnity   Company, Attorney-in-Fact  for  the  Erie
                                          Insurance  Exchange and Erie Insurance Company for more than five years prior thereto;
                                          Director--the Company, Erie Insurance Company, Flagship  City  Insurance   Company,   Erie
                                          Indemnity Company,   Attorney-in-Fact  for  Erie Insurance  Exchange,   Erie  Insurance
                                          Property & Casualty Company, Erie Insurance  Company  of New  York,  and Spectrum Control.




1 Member of Executive Committee
5 Member of Investment Committee


                                          Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 04/01/00                            Held During the Last Five Years

Jan R. Van Gorder 1                       Director since 1990.  Senior Executive Vice President, Secretary and General Counsel  of
       52                                 the  Company,  Erie  Indemnity  Company,  Attorney-in-Fact  for  Erie  Insurance Exchange,
                                          and Erie Insurance  Company since  1990  and  of Flagship City Insurance  Company and Erie
                                          Insurance Property & Casualty Company since 1992 and  1993,  respectively  and of  Erie
                                          Insurance  Company  of New York  since 1994. Senior Vice President, Secretary and  General
                                          Counsel  of  the  Company, Erie   Insurance   Company   and  Erie Indemnity  Company,
                                          Attorney-in-Fact for Erie  Insurance  Exchange  for more than five  years  prior  thereto;
                                          Director--the  Company, Erie Insurance Company,  Flagship  City  Insurance Company,  Erie
                                          Insurance  Property  & Casualty   Company,   Erie   Insurance Company of New York and Erie
                                          Indemnity Company,   Attorney-in-Fact  for  Erie Insurance Exchange.

Harry H. Weil 2C,3,5                      Director since 1995. Retired; Reed, Smith, Shaw & McClay, Attorneys, since  1998,  Partner
       66                                 1969 to 1997,  Associate  1964 to  1969;  Director--the  Company,  Erie Indemnity Company,
                                          Attorney-in-Fact for Erie Insurance Exchange,  Erie Insurance Company and Calgon Carbon
                                          Corporation.

Douglas F. Ziegler                        Senior Vice President, Treasurer and Chief Investment Officer of the Company   since 1993.
       49                                 Senior  Vice  President, Treasurer and  Chief  Investment   Officer   of   the   Erie
                                          Insurance Company, Erie Indemnity Company, Attorney-in-Fact for  Erie Insurance  Exchange,
                                          Flagship  City Insurance Company and Erie Insurance Property & Casualty  Company  and Erie
                                          Insurance   Company   of   New   York. Director--Erie  Insurance  Company  of New York.

Robert C. Wilburn 3                       Director since 1999.  Distinguished Service Professor, Carnegie Mellon University  since
       56                                 1999; Retired, President and Chief Executive Officer, Colonial Williamsburg  Foundation,
                                          1992 - 1999; Director - the Company,  Erie Insurance Company and Erie Indemnity Company,
                                          Attorney-in-Fact for Erie Insurance Exchange.



1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
5 Member of Investment Committee
C Committee Chairman

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The Company is a member of an insurance holding company system pursuant to Pennsylvania law under which insurance companies are required to have nominating, audit and executive compensation committees composed solely of directors who are not officers, employees or controlling shareholders of the Company or any entity controlling the Company. Insurance companies can satisfy this requirement if the insurance company is controlled by an insurer or a publicly held corporation that has committees that comply with this requirement. Erie Indemnity Company, holder of 21.6% of the Company's stock directly and 53.2% of the Company's stock as attorney-in-fact for Erie Insurance Exchange, has committees which meet these requirements.

The following table sets forth the compensation during each of the three fiscal years ended December 31, 1999, 1998, and 1997, paid to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company during 1999 for services rendered in all capacities to the Company, Erie Indemnity Company, Erie Insurance Exchange (the "Exchange") and their subsidiaries and affiliates.

                                      Annual Compensation

Name and                                           Other Annual    All Other
Principal Position      Year    Salary    Bonus(1) Compensation  Compensation(2)

Stephen A. Milne        1999   $633,600   $495,201   $2,595           $64,649
President and Chief     1998    587,892    436,683    2,924            66,051
Executive Officer       1997    539,462    173,989    1,722            66,219

Jan R. Van Gorder       1999   $335,482   $150,653   $2,614           $26,492
Senior Executive Vice   1998    321,032    142,340    3,439            27,887
President, Secretary    1997    321,032    102,761    2,976            26,263
& General Counsel

Philip A. Garcia        1999   $244,720   $119,302     $763           $13,475
Executive Vice          1998    224,040     97,641      779            20,677
President & Chief       1997    160,703     58,555      572             4,470
Financial Officer

John J. Brinling,       1999   $238,168   $101,575   $2,454           $24,875
Jr., Executive          1998    224,686    102,132    3,279            25,731
Vice President of       1997    214,395     68,166    2,835            27,209
EFL

Jeffrey A. Ludrof       1999   $216,432    $95,769      $76           $13,063
Executive Vice          1998    171,019     74,860      -0-             5,444
President               1997    159,831        -0-      -0-             3,581


(1) The amounts indicated in the bonus column above represent amounts earned by the named executives during 1999 under the Company's Annual Incentive Plan. The purpose of the Annual Incentive Plan is to promote the best interests of the Erie Insurance Exchange while enhancing shareholder value of the Company by basing a portion of selected employees' compensation on the performance of such employee and the Company. Performance measures are established by the Executive Compensation Committee based on the attainment of individual performance goals and the Company's financial goals compared to a selected peer group. The amounts indicated also include reimbursement of club dues for Mr. Milne in the amount of $56,912 and a special merit bonus of $90,662 in addition to reimbursement for other minor perquisites. For the other named executives, the amounts indicated include reimbursements for minor perquisites in the amounts of $10,192, $16,794, $3,804 and $7,985 for Messrs. Van Gorder, Garcia, Brinling, and Ludrof, respectively.

(2) Amounts indicated in the "Other Annual Compensation" column include the taxable value of group term life insurance in excess of $50,000 and the associated tax reimbursement for the named executive officers. The amounts exclude Long-Term Incentive Plan benefits awarded in February, 2000. (See Long-Term Incentive Plan Awards in Last Fiscal Year table ).

(3) Amounts shown include matching contributions made by the Company pursuant to the Company's Employee Savings Plan, premiums paid by the Company on behalf of the named individuals on the split dollar plan insurance policies and miscellaneous expense reimbursements. For the year 1999, contributions made to the Employee Savings Plan amounted to $14,308, $9,084, $6,461, $7,145 and $6,365, on behalf of Messrs. Milne, Van
       Gorder, Garcia, Brinling and Ludrof, respectively. For the year 1998, contributions made to the Employee Savings Plan amounted to $15,507, $10,391, $6,559, $7,911 and $5,444 on behalf of Messrs. Milne, Van
       Gorder, Garcia, Brinling and Ludrof, respectively. For the year 1997, contributions made to the Employee Savings Plan amounted to $12,194, $8,676, $4,470, $6,432 and $3,581 on behalf of Messrs. Milne, Van Gorder, Garcia, Brinling and Ludrof, respectively. Premiums paid during 1999 for split dollar life insurance policies for Messrs. Milne, Van Gorder, Garcia, Brinling and Ludrof, respectively, were as follows: $50,341, $17,408, $7,014, $17,730 and $6,698. Premiums paid during 1998 for split dollar life insurance policies for Messrs. Milne, Van Gorder, Garcia, Brinling and Ludrof, respectively, were as follows: $50,544, $17,496, $14,118, $17,820 and $-0-. Premiums paid during 1997 for split dollar life insurance policies for Messrs. Milne, Van Gorder, Garcia, Brinling and Ludrof, respectively, were as follows: $51,531, $17,587, $-0-, $17,700 and $-0-. The Company is entitled to recover the premiums from any proceeds paid on such split dollar life insurance policies and has retained a collateral interest in each policy to the extent of the premiums paid with respect to such policies. For the year 1999, no miscellaneous expense reimbursements were incurred for Messrs. Milne, Van Gorder, Garcia, Brinling and Ludrof. For the year 1998, no miscellaneous expense reimbursements were incurred for Messrs. Milne, Van Gorder, Garcia, Brinling and Ludrof. For the year 1997, miscellaneous expenses reimbursements amounted to $2,494, $-0-, $3,077, $-0- and $-0- for Messrs. Milne, Van Gorder, Garcia, Brinling and Ludrof, respectively.

Agreements with Executive Officers

     The Company has entered into employment agreements with the following senior executive officers of the Company: Stephen A. Milne, President and Chief Executive Officer of the Company; Jan R. Van Gorder, Senior Executive Vice President, Secretary and General Counsel of the Company; Philip A. Garcia, Executive Vice President and Chief Financial Officer of the Company; Jeffrey A. Ludrof, Executive Vice President of the Company and John J. Brinling, Jr., Executive Vice President of EFL. At a meeting of the Board of Directors held on December 14, 1999, the Board of Directors extended the term of each executive officer's employment agreement for one year. The employment agreements have the following principal terms:

(a) A four-year term for Mr. Milne, expiring in December 2003, and for the other executives a two-year term expiring in December 2001, unless the agreement is theretofore terminated in accordance with its terms, with or without cause, or due to the disability or death of the officer or notice of nonrenewal is given by the Company or the executive 30 days before any anniversary date;

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

(d) The establishment of the terms and conditions upon which the executive's employment may be terminated by the Company and the compensation of the executive in such circumstances. The agreements provide generally, among other things, that if the employment of an executive is terminated without Cause (as defined in the agreement) by the Company or by the executive for Good Reason (as defined in the agreement) then the executive shall be entitled to receive: (i) an amount equal to the sum of three times the executive's highest annual base salary during the preceding three years plus an amount equal to three times the total of the executive's highest award during the preceding three years under the Company's Annual Incentive Plan; (ii) any award or other compensation to which the executive is entitled under the Company's Long-Term Incentive Plan; (iii) continuing participation in any employee benefit plans for a period of three years following termination to the extent the executive and his dependents were eligible to participate in such programs immediately prior to the executive's termination; and (iv) immediate vesting and nonforfeitability of accrued benefits under the Company's Supplemental Retirement Plan for Certain Members of the Erie Insurance Group
         Retirement  Plan  for  Employees   ("Supplemental  Employee  Retirement
         Plan");

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

Long-Term Incentive Plan

The Company has established a Long-Term Incentive Plan that is designed to enhance the growth and profitability of the Company by providing the incentive of long-term rewards to key employees who are capable of having a significant impact on the performance of the Company; to attract and retain employees of outstanding competence and ability and to further align the interests of such employees with those of the shareholders of the Company. The Plan was approved by shareholders in 1997 as a performance-based plan under the Internal Revenue Code of 1986, as amended (the Code). Each of the named executives has been granted awards of phantom share units under the Company's Long-Term Incentive Plan based upon a target award calculated as a percentage of the executive's base salary. The total value of any phantom share units will be determined at the end of the performance period based upon the growth in the Company's retained earnings. Each executive will then be entitled to receive restricted shares of Class A Common Stock of the Erie Indemnity Company equal to the dollar value of the phantom share units at the end of the performance period. The vesting period for the restricted shares of Class A Common Stock issued to each executive is three years after the end of the performance period. If an executive ceases to be an employee prior to the end of the performance period, the executive forfeits all phantom share units awarded. If an executive ceases to be an employee prior to the end of the vesting period, the executive forfeits all unvested restricted shares previously granted. The following table sets forth target awards granted to the Company's five highest paid executive officers (i) for the three-year performance period 1999 through 2001, (ii) for the three-year performance period of 1998 through 2000 and (iii) for the three-year performance period of 1997 through 1999.



                            LONG-TERM INCENTIVE PLAN
                           AWARDS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------------------
Name              Number of Shares,                   Performance                          Estimated Future Payouts
                      Units or Other                or Other Period                            Under Non-Stock
                          Rights (#)               Until Maturation                            Price-Based Plans
                                                        or Payout
------------------------------------------------------------------------------------------------------------------------------------
                  Phantom Share Units                                  Threshold          Target          Maximum
------------------------------------------------------------------------------------------------------------------------------------

Milne, S.                    45,656                   1997-1999            -0-            $188,812             (1)
                             76,286                   1998-2000            -0-            $377,623             (1)
                             79,863                   1999-2001            -0-            $420,000             (1)

Van Gorder, J.               27,170                   1997-1999            -0-            $112,361             (1)
                             22,699                   1998-2000            -0-            $112,361             (1)
                             33,574                   1999-2001            -0-            $176,568             (1)

Garcia, P.                   12,668                   1997-1999            -0-            $ 52,390             (1)
                             14,155                   1998-2000            -0-            $ 70,070             (1)
                             24,054                   1999-2001            -0-            $126,500             (1)

Brinling, J.                 18,145                   1997-1999            -0-            $ 75,038             (1)
                             15,159                   1998-2000            -0-            $ 75,038             (1)
                             23,767                   1999-2001            -0-            $124,992             (1)

Ludrof, J.                   13,493                   1997-1999            -0-            $ 55,801             (1)
                             12,062                   1998-2000            -0-            $ 59,707             (1)
                             23,673                   1999-2001            -0-            $124,498             (1)


 (1) There is no maximum payout limitation for a specific performance period. However, the maximum value of phantom share units that may be earned by any named executive in any year shall not exceed $500,000.

Pension Plan

The following table sets forth the estimated total annual benefits payable upon retirement at age 65 under the Erie Insurance Group Retirement Plan for Employees and the Supplemental Employee Retirement Plan collectively, (the "Retirement Plans").

                              PENSION PLAN TABLE

                               Years of Service
Remuneration            15            20           25           30          35
--------------------------------------------------------------------------------
$ 150,000          $  45,000     $  60,000   $   75,000   $   90,000   $  90,000
   200,000            60,000        80,000      100,000      120,000     120,000
   250,000            75,000       100,000      125,000      150,000     150,000
   300,000            90,000       120,000      150,000      180,000     180,000
   350,000           105,000       140,000      175,000      210,000     210,000
   400,000           120,000       160,000      200,000      240,000     240,000
   450,000           135,000       180,000      225,000      270,000     270,000
   500,000           150,000       200,000      250,000      300,000     300,000
   550,000           165,000       220,000      275,000      330,000     330,000
   600,000           180,000       240,000      300,000      360,000     360,000
   650,000           195,000       260,000      325,000      390,000     390,000
   700,000           210,000       280,000      350,000      420,000     420,000
   750,000           225,000       300,000      375,000      450,000     450,000
   800,000           240,000       320,000      400,000      480,000     480,000


The compensation covered by the Retirement Plans is the base salary reported in the Summary Compensation Table.

Under the Retirement Plans, credited years of service is capped at 30 years. Credited years of service for each of the individuals named in the Summary
Compensation Table is as follows: Stephen A. Milne - 23 years, Jan R. Van Gorder - 19 years, John J. Brinling, Jr. - 30 years, Philip A. Garcia - 19 years and Jeffrey A. Ludrof - 19 years.

The benefits under Retirement Plans are computed on the basis of straight-life annuity amounts and a life annuity with a ten-year certain benefit. The benefits listed in the Pension Plan Table are not subject to deduction for Social Security or other offset amounts. The information in the foregoing table does not reflect certain limitations imposed by the Code. Beginning in 1994, the Code prohibits the inclusion of earnings in excess of $150,000 per year (adjusted periodically for cost of living increases) in the average earnings used to calculate benefits. The Code also limits the maximum annual pension (currently $135,000, but adjusted periodically for cost of living increases) that can be paid to each eligible employee. A Supplemental Employee Retirement Plan for senior management is in effect which provides benefits in excess of the earnings limitations imposed by the Code similar to those provided to all other full time employees as if the Code limitations were not in effect. Those benefits are incorporated into the Pension Plan Table.

Director Compensation

The annual retainer for the directors of all members of the Group, including the Company, is $25,000, plus $1,500 for each meeting attended and $1,500 for each committee meeting attended plus an additional $2,000 per year for each committee chairperson. The directors are also reimbursed for their expenses incurred in attending meetings. Officers of the Company who serve as directors are not compensated for attendance at meetings of the Board of Directors and its committees. The Erie Indemnity Company also has a deferred compensation plan for certain directors of the Company. The Company receives an allocated portion of its share of these charges. The total amount allocated to the Company in 1999 for directors fees and other charges was $109,189. Director Petersen also is compensated pursuant to a consulting arrangement as disclosed in Item 13.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee (the "Compensation Committee") of the Company presently consists of Peter B. Bartlett, Chairman, J. Ralph Borneman, Jr., Harry H. Weil and Robert C. Wilburn. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its affiliates1. Furthermore, no executive officer of the Company serves as a member of a compensation committee of another entity, one of whose executive officers serves on the Compensation Committee, or as a director of the Company, nor does any executive officer of the Company serve as a director of another entity, one of whose executive officers serves on the Compensation Committee. Mr. Borneman is the President and a principal shareholder of Body-Borneman Associates, Inc., Body-Borneman, Inc. and Body-Borneman, Ltd., all of which are independent insurance agencies representing a number of insurers, including the Company and its insurance affiliates.
-----------------------------------------

  1. J. Ralph Borneman, Jr. is an officer and a principal shareholder of the insurance agencies named herein which receive commissions in the ordinary course of business from the Company. Mr. Borneman does not qualify as an outside director for purposes of approving performance-based incentive plans as qualified under section 162(m) of the Code. Mr. Borneman has excused himself from voting on such plans as a member of the Compensation Committee.

-----------------------------------------
Report of the Executive Compensation Committee of the Company

The Compensation Committee is charged with the duty of recommending to the Board of Directors the compensation of the three highest paid officers of the Company and such other officers as are determined by the Board of Directors;
recommending to the Board of Directors all forms of bonus compensation, including incentive programs, that would be appropriate for the Company and to undertake such other responsibilities as may be delegated to the Compensation Committee by the Board of Directors. The Board of Directors has authorized the Compensation Committee to consider the compensation of the four highest paid officers, including the Chief Executive Officer. The Compensation Committee is currently composed of four directors who are not officers or employees of the Company or any of its affiliates. The purpose of the Compensation Committee is to determine the level and composition of compensation that is sufficient to attract and retain top quality executives for the Company.

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

Under Section 162(m) of the Code, the Company is not allowed a federal income tax deduction for compensation, under certain circumstances, paid to certain executive officers to the extent that such compensation exceeds $1 million per officer in any fiscal year. No officer of the Company has received compensation in excess of $1 million in any fiscal year to date with the exception of Stephen
A. Milne, President and Chief Executive Officer of the Company, in 1999 and 1998. The Compensation Committee may consider adopting policies with respect to this limitation on deductibility when appropriate.

The Compensation Committee reviewed the salary ranges and base salaries of the four highest paid executives, including the Chief Executive Officer, in 1999. The Compensation Committee has position descriptions for the four highest paid executives of the Company, including the Chief Executive Officer, which define the responsibilities and duties of each position. The position descriptions also delineate the functional areas of accountability and the qualifications and skills required to perform such responsibilities and duties. The Compensation Committee then reviews the salary ranges for the Chief Executive Officer and the other three highest paid executives, comparing the ranges to third party data compiled for similar positions with other property and casualty and life insurers. In reviewing the salary ranges for the four highest paid executives, including the Chief Executive Officer, the Compensation Committee references Sibson's Management Compensation Survey published annually by Sibson & Company, Inc., which summarizes compensation data for more than 100 insurance companies. The data is reported by position, company asset size and premium volume. The unique aspects of each position, its duties and responsibilities, the effect on the performance of the Company, the number of employees supervised directly and other criteria are also considered in setting the base salaries. The Compensation Committee also consulted data obtained from Towers Perrin, a nationally recognized consulting firm with specific expertise in the insurance industry, to make recommendations regarding executive compensation.

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

The Long-Term Incentive Plan, which was approved by shareholders on April 27, 1998, for purposes of qualifying the plan as a performance-based plan under
Section 162(m) of the Code, is designed to maximize returns to shareholders by linking executive compensation to the overall profitability of the Company. Target award amounts, expressed as a percentage of base salary, are determined by comparisons to peer companies and approved by the Compensation Committee.

Performance factors applicable to the Company, such as property and casualty insurance loss ratios, investment portfolio returns, overall Company profitability, as well as other factors are considered in evaluating the Chief Executive Officer's performance. Such performance factors were considered in approving Mr. Milne's 1999 compensation. Compensation of the next three most highly compensated individuals is determined by the Compensation Committee and is based upon the factors and processes enumerated, i.e., a determination of a salary range based upon market data and evaluation of the executive with respect to the executive's job description and his or her position within the salary range.

Compensation of the next highest paid executives (other than the four highest paid executives) is based upon the Company's established standard compensation policies and is not determined by the Compensation Committee.

The Company's Executive Compensation Committee:

                Peter B. Bartlett, Chairman
                J. Ralph Borneman, Jr.
                Harry H. Weil
                Robert C. Wilburn

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of 2/29/00

(a)  Shares beneficially owned directly or indirectly by all affiliates:

    Name & Address                        Shares
     of Beneficial                     Beneficially              Percent of
         Owner                            Owned                     Class

  Erie Indemnity Company                  2,043,900(1)              21.6%(1)
  100 Erie Insurance Place                   Direct
  Erie, PA  16530

  Erie Insurance Exchange                 5,035,652(1)              53.3%(1)
  100 Erie Insurance Place                   Direct
  Erie, PA  16530

(b)  Shares beneficially owned directly or indirectly by all Directors and
     Officers:

    Name & Address                       Shares
     of Beneficial                    Beneficially                Percent of
         Owner                           Owned                      Class

  Samuel P. Black, III                      132,397                  1.40%
  1091 Dutch Road
  Fairview, PA  16415

  J. Ralph Borneman                           1,536                   .02%
  160 N. Funk Road
  Boyertown, PA  19512

  Patricia A. Goldman                           100                    --
  30261/2Q Street, NW
  Washington, DC 20007

  Susan Hirt Hagen                          154,782                  1.64%
  5727 Grubb Rd.
  Erie, PA  16506

  F. William Hirt                           167,034                  1.77%
  3270 Kingston Court
  Erie, PA  16506

  Gwendolyn S. King                             300                    --
  1506 Hamilton Street, NW
  Washington, DC  20011

  Stephen A. Milne                              200                    --
  100 Culbertson Drive
  Lake City, PA 16423

 (b) Shares beneficially owned directly or indirectly by all Directors and
     Officers:

    Name & Address                       Shares
    of Beneficial                     Beneficially                Percent of
        Owner                            Owned                       Class

  John M. Petersen                           92,141                   .98%
  124 Voyageur Dr.
  Erie, PA  16505

  Jan R. Van Gorder                              75                    --
  6796 Manchester Beach Road
  Fairview, PA  16415

  Harry H. Weil                                 100                    --
  7 Foxwood Drive
  Pittsburgh, PA   15238

  Robert C. Wilburn                             500                    --
  P.O. Box 376
  Blairsville, PA  15717

  John J. Brinling, Jr.                       1,260                   .01%
  1522 Sumner Drive
  Erie, PA  16505

  Robert H. Dreyer                              600                   .01%
  465 Hawthorne Trace
   Fairview, PA  16415

  Philip Alan Garcia                          1,275                   .01%
  786 Stockbridge Drive
  Erie, PA  16505

  Douglas F. Ziegler                            570                    --
  378 Ridgeview Drive
  Erie, PA  16505

  Officers and directors
  as a group (15 persons)                   552,870(2)               5.85%(2)

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Directors Borneman and Black are officers and principal shareholders of insurance agencies which receive insurance commissions in the ordinary course of business from Erie Family Life and its affiliates in accordance with the companies' standard commission schedules and agents' contracts. Such payments made in 1999 to the agencies for commissions written on insurance policies from the property and casualty affiliated insurers and Erie Family Life Insurance Company amounted to $2,976,832 and $472,633 for the Borneman and the Black insurance agencies, respectively. Of these amounts, the Company paid commissions of $84,999 and $26,220 to the Borneman and the Black insurance agencies, respectively.

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

     John M. Petersen, a director and former President and Chief Executive Officer, and previous Chief Investment Officer of the Erie Insurance Group of Companies, who retired as an employee of the Company on December 31, 1995, entered into a consulting arrangement with the Company effective January 2, 1996. Under the terms of the arrangement, the Company engaged Mr. Petersen as a consultant to furnish the Company, the Erie Insurance Exchange, and Erie Indemnity Company and its pension trust, with investment services with respect to their investments in common stocks. As compensation for services rendered by Mr. Petersen, a fee of .15 of 1 percent, on an annualized basis, of the total fair market value of the common stocks under management, is paid to Mr. Petersen. The Company also pays for all necessary and reasonable expenses related to Mr. Petersen's consulting services performed under this arrangement. The compensation paid to Mr. Petersen under this arrangement in 1999 by the Company, the Erie Insurance Exchange, the Erie Indemnity Company, and the pension trust was $100,049, $4,565,267, $137,688 and $141,767, respectively.

     Director Bartlett is a partner of Brown Brothers Harriman & Co. ("Brown Brothers"). During 1999, the Company and its affiliates invested approximately $26,037,121 in various limited partnerships, of which Brown Brothers through its Corporate Finance Division is the general partner, and, as the general partner, was paid management fees by Partnerships, of which $825,259 was the combined amount allocable to the Company, the Erie Insurance Exchange and the Erie Indemnity Company, based upon their limited partnership interests. The Company and its affiliates also purchased other investments worth $19,800,000 through Brown Brothers, and commissions paid Brown Brothers by the Company and its affiliates on these investments amounted to $245,613. Director Bartlett has not and will not receive any compensation from Brown Brothers with respect to any income earned by Brown Brothers or its Corporate Finance Division from the management of the investments by the Company and its affiliates in such limited partnerships or from any of the commissions paid by the Company or its affiliates.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements of the Company and the report of independent certified public accountants are incorporated herein by reference to pages 30 through 43 in the Company's annual report to shareholders for the year ended December 31, 1999.

               Independent Auditors' Report
               Statements of Financial Position - December 31, 1999 and 1998 Statements of Operations for the years ended December 31, 1999,
                 1998  and 1997
               Statements of Cash Flows for the years  ended December  31, 1999,
                 1998 and 1997
               Statements  of  Shareholders' Equity for the years ended
                 December 31, 1999, 1998 and 1997
               Notes to Financial Statements

      (2) The following financial statement schedules are included in this report on FORM 10-K:

                                                                          Page

               Independent Auditors' Report on Schedules                   26

               Schedule I - Summary of Investments other than
               Investments in Related Parties                              27

               Schedule III - Supplementary Insurance Information          28

               Schedule IV - Reinsurance                                   29

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

      (3) Exhibits:

          Exhibit

          Number        Description of Exhibit

             3.1*       Amended and Restated By-laws of Registrant

            10.1**      1997 Annual Incentive Plan of Erie Indemnity Company

            10.2**      Erie Indemnity Company Long-Term Incentive Plan

            10.3** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

            10.4** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

            10.5** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

            10.6** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

            10.7 Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

            10.8 Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Douglas F. Ziegler

            10.9 Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

            10.10 Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

            10.11 Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

            10.12 Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling

            10.13 Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

            13 1999 Annual Report to Shareholders. Reference is made to the Annual Report furnished to the Commission, herewith.

            27          Financial Data Schedule

------------------

* Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 1998 that was filed with the Commission on March 9, 1999.

** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 1997 that was filed with the Commission on March 11, 1998.

          All exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(b) No reports on Form 8-K have been filed or were required to be filed during the fourth quarter ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 7, 2000       ERIE FAMILY LIFE INSURANCE COMPANY
                                    (Registrant)


                                Principal Officers

                               /s/ Stephen A. Milne
                        Stephen A. Milne, President and CEO


                               /s/ Jan R. Van Gorder
     Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel


                               /s/ Philip A. Garcia
                Philip A. Garcia, Executive Vice President & CFO


                               /s/ Timothy G. NeCastro
               Timothy G. NeCastro, Senior Vice President & Controller


                                Board of Directors

/s/ Peter B. Bartlett                                    /s/ Martin J. Lippert
  Peter B. Bartlett                                        Martin J. Lippert

/s/ Samuel P. Black, III                                 /s/ Stephen A. Milne
  Samuel P. Black, III                                     Stephen A. Milne

/s/ J. Ralph Borneman                                    /s/ John M. Petersen
  J. Ralph Borneman                                        John M. Petersen

/s/ Patricia A. Goldman                                  /s/ Jan R. Van Gorder
  Patricia A. Goldman                                      Jan R. Van Gorder

                                                         /s/ Harry H. Weil
  Susan Hirt Hagen                                         Harry H. Weil

/s/ F. William Hirt                                      /s/ Robert C. Wilburn
  F. William Hirt                                          Robert C. Wilburn

/s/ Gwendolyn S. King
  Gwendolyn S. King

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Erie Family Life Insurance Company

We have audited the statements of financial position of Erie Family Life Insurance Company (Company) as of December 31, 1999 and 1998 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, as contained in the 1999 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1999. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/Brown Schwab Bergquist & Co.





Erie, Pennsylvania
February 11, 2000

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES


                                                        December 31, 1999

                                                                 Cost or                                  Amount at which
                                                                Amortized               Market              Shown in the
Type of Investment                                                Cost                  Value              Balance Sheet
----------------------------------------------------------------------------------------------------------------------------
Fixed Maturities Available-for-sale

U. S. Treasuries                                         $           4,585,535 $           4,582,844 $            4,582,844
U. S. Government Agency                                              4,804,139             4,818,964              4,818,964
States & Political Subdivisions                                      2,055,000             2,100,000              2,100,000
Special Revenue                                                      6,859,827             7,079,506              7,079,506
Public Utilities                                                    61,886,149            59,711,927             59,711,927
U. S. Banks, Trusts, and Insurance Companies                       115,615,642           111,568,778            111,568,778
U. S. Industrial and Miscellaneous                                 396,128,081           382,309,479            382,309,479
Foreign Governments - Agency                                         2,991,409             2,880,330              2,880,330
Foreign Banks, Trusts, and Insurance Companies                       9,980,619             9,537,300              9,537,300
Foreign Industrial and Miscellaneous                                46,751,618            44,287,744             44,287,744
----------------------------------------------------------------------------------------------------------------------------
      Total Fixed Maturities available-for-sale          $         651,658,019 $         628,876,872 $          628,876,872
----------------------------------------------------------------------------------------------------------------------------

Equity Securities

Common Stock:
U. S. Banks, Trusts and Insurance Companies              $           9,188,158 $          10,776,392 $           10,776,392
U. S. Industrial and Miscellaneous                                  50,646,155            71,682,130             71,682,130
Foreign Industrial and Miscellaneous                                 1,240,913               935,625                935,625

Non-Redeemable Preferred Stocks:
U. S. Banks, Trusts and Insurance Companies                         25,889,215            24,349,150             24,349,150
U. S. Industrial and Miscellaneous                                  24,836,611            22,446,580             22,446,580
Foreign Banks, Trusts, and Insurance Companies                      12,873,364            11,904,540             11,904,540
----------------------------------------------------------------------------------------------------------------------------
Total Equity Securities                                  $         124,674,416 $         142,094,417 $          142,094,417
----------------------------------------------------------------------------------------------------------------------------
Real Estate
   Investment Property                                   $           1,458,588 $           1,458,588 $            1,458,588
Policy Loans                                                         6,723,729             6,723,729              6,723,729
Mortgage Loans                                                       9,974,967             9,974,967              9,974,967
Other Invested Assets                                               26,576,744            28,330,875             28,330,875
----------------------------------------------------------------------------------------------------------------------------
Total Investments                                        $         821,066,463 $         817,459,448 $          817,459,448
----------------------------------------------------------------------------------------------------------------------------

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


                                                      At December 31,
                            -------------------------------------------------------------
                               Deferred        Future
                                Policy         Policy                          Other
                             Acquisition     Benefits &       Unearned        Policy
Segment                         Costs         Deposits        Premium         Claims
-----------------------------------------------------------------------------------------
1999

Ordinary Life Insurance       $ 68,227,117  $ 163,615,744        $ 152,484   $ 1,095,052
Group Life Insurance                     0      1,353,530                0       209,500
Annuities                        9,361,203    569,218,451                0             0
Supplemental Contracts                   0        580,693                0             0
-----------------------------------------------------------------------------------------
     Total                    $ 77,588,320  $ 734,768,418        $ 152,484   $ 1,304,552
-----------------------------------------------------------------------------------------

1998

Ordinary Life Insurance       $ 61,387,166  $ 144,849,922        $ 138,375   $ 1,594,030
Group Life Insurance                     0      1,043,324                0       207,000
Annuities                        9,529,094    524,122,492                0             0
Supplemental Contracts                   0        607,094                0             0
-----------------------------------------------------------------------------------------
     Total                    $ 70,916,260   $670,622,832        $ 138,375   $ 1,801,030
-----------------------------------------------------------------------------------------

1997

Ordinary Life Insurance       $ 55,958,508  $ 127,064,469        $ 131,926   $ 1,839,677
Group Life Insurance                     0      1,189,498                0       210,000
Annuities                        8,608,577    489,444,701                0             0
Supplemental Contracts                   0        876,054                0             0
-----------------------------------------------------------------------------------------
     Total                    $ 64,567,085  $ 618,574,722        $ 131,926   $ 2,049,677
-----------------------------------------------------------------------------------------



                                           For the Years Ended December 31,
                            ----------------------------------------------------------------------------
                                                                             Amortization
                                                 Net             Life &       of Deferred      Other
                                 Policy       Investment        Annuity       Acquisition    Operating
Segment                       Revenues (a)      Income          Benefits         Costs        Expenses
--------------------------------------------------------------------------------------------------------
1999

Ordinary Life Insurance       $ 39,051,763   $ 18,233,337     $ 19,153,251   $ 4,285,692   $  8,888,107
Group Life Insurance             2,629,179         83,209        1,884,469             0        684,489
Annuities                            4,693     37,855,115       31,185,418       526,887      1,369,212
Supplemental Contracts                   0         41,235           17,007             0          2,969
--------------------------------------------------------------------------------------------------------
     Total                    $ 41,685,635   $ 56,212,896     $ 52,240,145   $ 4,812,579   $ 10,944,777
--------------------------------------------------------------------------------------------------------

1998

Ordinary Life Insurance       $ 35,732,584   $ 16,128,825     $ 17,265,146   $ 4,147,159   $  8,828,794
Group Life Insurance             2,501,243         75,545          834,674             0        623,339
Annuities                            4,729     36,073,973       29,775,077       248,396        447,308
Supplemental Contracts                   0         51,000           95,026             0          3,583
--------------------------------------------------------------------------------------------------------
     Total                    $ 38,238,556   $ 52,329,343     $ 47,969,923   $ 4,395,555   $  9,903,024
--------------------------------------------------------------------------------------------------------

1997

Ordinary Life Insurance       $ 32,826,827   $ 14,659,150     $ 18,511,338   $ 3,607,634   $  7,911,668
Group Life Insurance             2,363,002         82,350        1,367,179             0        590,861
Annuities                            3,643     35,110,681       27,614,299        87,332      1,088,065
Supplemental Contracts                   0         62,111           51,604             0          4,163
--------------------------------------------------------------------------------------------------------
     Total                    $ 35,193,472   $ 49,914,292     $ 47,544,420   $ 3,694,966   $  9,594,757
--------------------------------------------------------------------------------------------------------

(a) Net of reinsurance ceded

SCHEDULE IV - REINSURANCE

                                                                                                                  Percentage
                                                            Ceded to           Assumed                             of Amount
                                        Gross                Other            From Other            Net             Assumed
                                        Amount             Companies          Companies            Amount           to Net
----------------------------------------------------------------------------------------------------------------------------

December 31, 1999

Life Insurance in force           $ 14,424,095,000      $ 1,425,913,000     $ 33,412,000     $ 13,031,594,000         0.26%
Premiums for the year
  Life Insurance                        42,972,242            3,920,479                0           39,051,763         0.00%
  Group                                  2,517,605                    0          116,267            2,633,872         4.41%
----------------------------------------------------------------------------------------------------------------------------

     Total Premiums               $     45,489,847      $     3,920,479     $    116,267     $     41,685,635         0.28%
----------------------------------------------------------------------------------------------------------------------------

December 31, 1998

Life Insurance in force           $ 13,235,757,000      $ 1,307,123,000     $ 32,878,000     $ 11,961,512,000         0.27%
Premiums for the year
  Life Insurance                        39,786,469            4,053,885                0           35,732,584         0.00%
  Group                                  2,409,053                    0           96,919            2,505,972         3.87%
----------------------------------------------------------------------------------------------------------------------------

     Total Premiums               $     42,195,522      $     4,053,885     $     96,919     $     38,238,556         0.25%
----------------------------------------------------------------------------------------------------------------------------

December 31, 1997

Life Insurance in force           $ 11,888,559,000      $ 1,167,467,000     $ 33,049,000     $ 10,754,141,000         0.31%
Premiums for the year
  Life Insurance                        36,587,421            3,760,594                0           32,826,827         0.00%
  Group                                  2,257,474                    0          109,171            2,366,645         4.61%
----------------------------------------------------------------------------------------------------------------------------

     Total Premiums               $     38,844,895      $     3,760,594     $    109,171     $     35,193,472         0.31%
----------------------------------------------------------------------------------------------------------------------------

                                EXHIBIT INDEX

                  (Pursuant to Item 601 of Regulation S-K)
                                                                    Sequentially
Exhibit                                                                Numbered
Number    Description of Exhibit                                           Page

 3.1*     Amended and Restated By-laws of Registrant

10.1**    1997 Annual Incentive Plan of Erie Indemnity Company

10.2**    Erie Indemnity Company Long-Term Incentive Plan

10.3** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.4** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.5** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.6** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.7      Employment Agreement effective June 30, 1999 by and
          between Erie Indemnity Company and Jeffrey A. Ludrof             31

10.8      Employment Agreement effective December 15, 1999 by and
          between Erie Indemnity Company and Douglas F. Ziegler            46

10.9      Addendum to Employment Agreement effective December 15, 1999
          by and between Erie Indemnity Company and Stephen A. Milne       61

10.10     Addendum to Employment Agreement effective December 15, 1999
          by and between Erie Indemnity Company and Jan R. Van Gorder      62

10.11     Addendum to Employment Agreement effective December 15, 1999
          by and between Erie Indemnity Company and Philip A. Garcia       63

10.12     Addendum to Employment Agreement effective December 15, 1999
          by and between Erie Indemnity Company and John J. Brinling       64

10.13     Addendum to Employment Agreement effective December 15, 1999
          by and between Erie Indemnity Company and Jeffrey A. Ludrof      65

13        1999 Annual Report to Shareholders.  Reference is made
          to the Annual Report furnished to the Commission, herewith.      66

27        Financial Data Schedule                                          98

* Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 1998 that was filed with the Commission on March 9, 1999.

** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 1997 that was filed with the Commission on March 11, 1998.