Form 10-Q
period 2000-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 2000-05-11
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on April 28, 2000.

                                      INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--March 31, 2000 and December 31, 1999

        Statements of Operations--Three months ended March 31, 2000 and 1999

        Statements of Comprehensive Income--Three months ended March 31, 2000 and 1999

        Statements of Cash Flows--Three months ended March 31, 2000 and 1999

        Notes to Financial Statements--March 31, 2000

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                       ERIE FAMILY LIFE INSURANCE COMPANY

                        STATEMENTS OF FINANCIAL POSITION

                                                                        (Dollars in thousands)
                                                                     March 31,         December 31,
ASSETS                                                                 2000                1999
                                                                    -----------       ------------
                                                                    (Unaudited)
Investments:
      Fixed Maturities at fair value (amortized cost
        of $677,417 and $651,659, respectively)                      $ 657,333          $ 628,877
      Equity Securities at fair value
        (cost of $127,466 and $124,674, respectively)                  152,711            142,095
      Real Estate                                                        1,438              1,458
      Policy Loans                                                       6,897              6,724
      Real Estate Mortgage Loans                                         8,417              9,975
      Other Invested Assets                                             37,384             28,331
                                                                     ---------          ---------

        Total Invested Assets                                        $ 864,180          $ 817,460

      Cash and Cash Equivalents                                          8,896             27,358
      Premiums Receivable from Policyholders                             3,888              4,056
      Reinsurance Recoverable                                               87                464
      Other Receivables                                                    209                171
      Accrued Investment Income                                         14,364             10,896
      Deferred Policy Acquisition Costs                                 78,960             77,588
      Reserve Credit for Reinsurance Ceded                               7,060              6,927
      Prepaid Federal Income Taxes                                           0                758
      Other Assets                                                       8,835              8,854
                                                                     ---------          ---------

        Total Assets                                                 $ 986,479          $ 954,532
                                                                     =========          =========

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY

                        STATEMENTS OF FINANCIAL POSITION

                                                                        (Dollars in thousands)
                                                                     March 31,         December 31,
                                                                       2000                1999
LIABILITIES AND SHAREHOLDERS' EQUITY                                -----------       ------------
                                                                    (Unaudited)
Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                                  $  71,557           $  70,329
        Policy and Contract Claims                                       1,896               1,305
        Annuity Deposits                                               570,112             569,218
        Universal Life Deposits                                         97,791              94,640
        Supplementary Contracts Not
          Including Life Contingencies                                     584                 581
      Other Policyholder Funds                                           4,729               5,623
      Federal Income Taxes Payable                                       2,159                   0
      Deferred Income Taxes                                             25,373              17,853
      Reinsurance Premium Due                                              176                 692
      Accounts Payable and Accrued Expenses                              4,569               5,116
      Note Payable to Erie Indemnity Company                            15,000              15,000
      Due to Affiliate                                                   1,825               1,513
      Dividends Payable                                                  1,701               1,559
                                                                     ---------           ---------

        Total Liabilities                                            $ 797,472           $ 783,429
                                                                     ---------           ---------

Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
        Authorized 15,000,000 Shares; 9,450,000
        Shares Issued and Outstanding                                $   3,780           $   3,780
      Additional Paid-In Capital                                           630                 630
      Accumulated Other Comprehensive Income (Loss)                     10,755          (    2,344)
      Retained Earnings                                                173,842             169,037
                                                                     ---------           ---------

        Total Shareholders' Equity                                   $ 189,007           $ 171,103
                                                                     ---------           ---------

        Total Liabilities and Shareholders' Equity                   $ 986,479           $ 954,532
                                                                     =========           =========

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)

                                                             (Dollars in thousands, except per share data)

                                                              Three Months Ended        Three Months Ended
                                                                March 31, 2000            March 31, 1999
                                                                --------------            --------------
Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $903 and $733, respectively                                    $  9,797                  $  9,221
  Group Premiums                                                        675                       623
                                                                   --------                  --------
    Total Policy Revenue                                           $ 10,472                  $  9,844

  Investment Income, net of expenses of
    $442 and $408, respectively                                      15,734                    13,370
  Net Realized Gains on Investments                                   2,249                       825
  Other Income                                                          305                       237
                                                                   --------                  --------
    Total Revenues                                                 $ 28,760                  $ 24,276
                                                                   --------                  --------

Benefits and Expenses:
  Death Benefits, net of reinsurance recoveries
    of $1,023 and $626, respectively                               $  2,726                  $  2,561
  Interest on Annuity Deposits                                        8,552                     7,304
  Interest on Universal Life Deposits                                 1,458                     1,274
  Surrender and Other Benefits                                          275                       283
  Increase in Future Life Policy Benefits, net of
    the increase in reserve credit for reinsurance
    ceded of $133 and $171, respectively                              1,094                     1,158
  Amortization of Deferred Policy
    Acquisition Costs                                                 1,478                     1,594
  Commissions, net of reinsurance reimbursements
    of $379 and $215, respectively                                      477                       533
  General Expenses                                                    2,218                     1,735
  Taxes, Licenses and Fees                                              534                       401
                                                                   --------                  --------
    Total Benefits and Expenses                                    $ 18,812                  $ 16,843
                                                                   --------                  --------

Income From Operations                                             $  9,948                  $  7,433
Provision for Federal Income Taxes:
  Current                                                             2,975                     2,305
  Deferred                                                              467                       246
                                                                   --------                  --------
    Total Provision for Federal Income Taxes                          3,442                     2,551
                                                                   --------                  --------

Net Income                                                         $  6,506                  $  4,882
                                                                   ========                  ========

Net Income Per Share                                               $   0.69                  $   0.52
                                                                   ========                  ========

Dividends Declared Per Share                                       $   0.18                  $  0.165
                                                                   ========                  ========

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY

                 STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                         (Amounts in thousands)
                                                              Three Months Ended        Three Months Ended
                                                                March 31, 2000            March 31, 1999
                                                                --------------            --------------

Net Income                                                          $  6,506                  $  4,882
                                                                    --------                  --------
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising
    During Period                                                     22,402                 (   9,895)
  Less:  Reclassification Adjustment for Gains
    Included in Net Income                                         (   2,249)                (     825)
                                                                    --------                  --------
    Net Unrealized Holding Gains (Losses)
      Arising During Period                                         $ 20,153                 ($ 10,720)
                                                                    --------                  --------

Income Tax (Expense) Benefit Related to
  Unrealized Gains (Losses)                                        (   7,054)                    3,752
                                                                    --------                  --------

Other Comprehensive Income (Loss),
  Net of Tax                                                        $ 13,099                 ($  6,968)
                                                                    --------                  --------

Comprehensive Income (Loss)                                         $ 19,605                 ($  2,086)
                                                                    ========                  ========

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         (Amounts in thousands)
                                                              Three Months Ended        Three Months Ended
                                                                March 31, 2000            March 31, 1999
                                                                --------------            --------------
Cash flows from operating activities:
Net income                                                          $  6,506                  $  4,882
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net amortization of bond and mortgage
      premium                                                             53                        70
    Amortization of deferred policy acquisition costs                  1,478                     1,594
    Real estate depreciation                                              21                        21
    Deferred federal income taxes                                        467                       246
    Realized gains on investments                                  (   2,249)                (     825)
Decrease in premiums receivable                                          168                       339
(Increase) decrease in other receivables                           (      38)                      142
Increase in accrued investment income                              (   3,468)                (   2,628)
Policy acquisition costs deferred                                  (   2,849)                (   2,962)
Decrease (Increase) in other assets                                       19                 (     285)
Decrease in reinsurance recoverables
  and reserve credits                                                    244                       333
Increase in future life policy benefits and claims                     1,819                       783
Decrease in other policyholder funds                               (     893)                (   3,664)
Decrease in reinsurance premium due                                (     516)                (     146)
Increase in federal income taxes payable                               2,917                       521
Decrease in accounts payable and due to affiliate                  (     237)                (      93)
                                                                    --------                  --------
    Net cash provided by (used in) operating activities             $  3,442                 ($  1,672)
                                                                    --------                  --------

Cash flows from investing activities:
Purchase of investments:
    Fixed maturities                                               ($ 36,557)                ($ 55,917)
    Equity securities                                              (   7,342)                (  12,058)
    Mortgage loans                                                         0                 (      66)
    Other invested assets                                          (   1,011)                (     849)
Sales/maturities of investments:
    Fixed maturities                                                  14,676                    32,502
    Equity securities                                                  2,867                     6,429
    Other invested assets                                              1,589                        16
Principal payments received on mortgage loans                          1,558                        38
Loans made to policyholders                                        (     457)                (     348)
Payments received on policy loans                                        284                       249
                                                                    --------                  --------
    Net cash used in investing activities                          ($ 24,393)                ($ 30,004)
                                                                    --------                  --------

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY


                                                                         (Amounts in thousands)
                                                              Three Months Ended        Three Months Ended
                                                                March 31, 2000            March 31, 1999
                                                                --------------            --------------
Cash flows from financing activities:
  Increase in annuity and supplementary
    contracts                                                       $    897                  $ 13,606
  Increase in universal life deposits                                  3,151                     3,167
  Dividends paid to shareholders                                   (   1,559)                (   1,417)
                                                                    --------                  --------
      Net cash provided by financing
        activities                                                  $  2,489                  $ 15,356
                                                                    --------                  --------
Net decrease in cash and cash equivalents                          (  18,462)                (  16,320)
Cash and cash equivalents at beginning of year                        27,358                    44,809
                                                                    --------                  --------
Cash and cash equivalents at end of quarter                         $  8,896                  $ 28,489
                                                                    ========                  ========


Supplemental disclosures of cash flow information: Cash paid during the period for:

  Interest                                                          $     59                  $     53
  Income taxes                                                             0                     1,700

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
         All amounts are in thousands of dollars,except per share data.

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B -- INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and non-redeemable preferred stock while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date.

The following is a summary of available-for-sale securities:


                                                                         Gross             Gross
                                                    Amortized         Unrealized        Unrealized         Estimated
                                                       Cost              Gains            Losses           Fair Value
March 31, 2000

Fixed Maturities:
U.S. Treasuries and Government
   Agencies                                         $  12,378          $    310          $     96          $  12,592
States and Political Subdivisions                         195                 8                 0                203
Special Revenue                                         9,523               236                 0              9,759
Public Utilities                                       61,813               719             2,516             60,016
U.S. Banks, Trusts and Insurance
   Companies                                          113,633               830             3,845            110,618
U.S. Industrial and Miscellaneous                     411,488             2,332            14,155            399,665
Foreign Governments-Agency                              2,992                 0               137              2,855
Foreign Banks, Trusts and Insurance
   Companies                                            9,981                 0               379              9,602
Foreign Industrial and Miscellaneous                   49,750               296             3,816             46,230
                                                    ---------          --------          --------          ---------
     Total Bonds                                    $ 671,753          $  4,731          $ 24,944          $ 651,540
Redeemable Preferred Stock                              5,664               129                 0              5,793
                                                    ---------          --------          --------          ---------
Total Fixed Maturities                              $ 677,417          $  4,860          $ 24,944          $ 657,333
                                                    ---------          --------          --------          ---------

Equity Securities:
Common Stock                                        $  62,725          $ 35,306          $  5,778          $  92,253
Non-Redeemable Preferred Stock                         64,741               300             4,583             60,458
                                                    ---------          --------          --------          ---------
     Total Equity Securities                        $ 127,466          $ 35,606          $ 10,361          $ 152,711
                                                    ---------          --------          --------          ---------
       Total Available-for-Sale Securities          $ 804,883          $ 40,466          $ 35,305          $ 810,044
                                                    =========          ========          ========          =========


                       ERIE FAMILY LIFE INSURANCE COMPANY

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

At March 31, 2000, the amortized cost of the Company's five largest investments in corporate debt securities totaled $35.4 million, none of which individually exceeded $8.0 million. These investments had a market value of $34.9 million.

Real estate investments are carried on the statements of financial position at cost, less allowances for depreciation and possible losses. Commercial mortgage loans on real estate are carried at their unpaid balances, adjusted for amortization of premium or discount, less allowances for possible loan losses. Policy loans are carried at their unpaid balances. Other invested assets include investments in U.S. domestic and foreign private equity and real estate limited partnerships. The private equity limited partnerships are carried at their equity in the estimated market values. At March 31, 2000 and December 31, 1999, net unrealized gains on private equity limited partnerships totaled $7.5 million and $1.2 million, respectively, net of deferred taxes. These amounts are included in total shareholders' equity as accumulated other comprehensive income
(loss). Real estate limited partnerships are recorded using the equity method, which approximates the Company's share of the carrying value of the real estate investments held by the partnerships.

The fair values of the Company's investments in real estate, mortgage loans, policy loans, and other invested assets, approximate the values presented in the financial statements.

NOTE C - SEGMENT AND PREMIUM INFORMATION

The Company offers a range of products and services, but operates as one reportable life insurance segment. The Company's portfolio of life insurance includes permanent life, endowment and term policies, including whole life, mortgage and decreasing term, group, and universal life insurance.

The following is a detail of life premiums and annuity and universal life deposits by major product grouping.

                                                             March 31, 2000          March 31, 1999
                                                             --------------          --------------
Life insurance premiums earned:
  Term                                                          $  6,645                $  6,133
  Whole life                                                       1,279                   1,190
  Universal life                                                   2,776                   2,631
  Other                                                              675                     623
                                                                --------                --------
Total direct premiums earned                                    $ 11,375                $ 10,577
  Reinsurance, net                                                   903                     733
                                                                --------                --------
        Total policy revenue                                    $ 10,472                $  9,844
                                                                ========                ========


Deposits:
  Universal life                                                $  2,777                $  2,925
  Annuity                                                         11,780                  18,227
                                                                --------                --------
        Total deposits                                          $ 14,557                $ 21,152
                                                                ========                ========

NOTE D -- GEOGRAPHIC EXPANSION

On March 7, 2000 the Company announced the Erie Insurance Group's intention to expand its marketing territory into Wisconsin. Wisconsin is the tenth state that will be served by the Company, in addition to the District of Columbia. In Wisconsin, the Company plans on writing all lines of life and annuity products it currently offers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.

FINANCIAL OVERVIEW

First quarter net income increased $1,624,744 or 33.3%, for 2000, to $6,506,424, or $.69 per share. Strong investment gains and solid premium growth contributed to the financial results in 2000.

REVENUES

Analysis of Policy Revenue

Total policy revenue increased $628,492, or 6.4%, to $10,472,002 in the first quarter of 2000. Contributing to this growth was increased premiums on traditional life insurance policies of 6.5% to $7,923,380 for the quarter ended March 31, 2000. Total policies in force on traditional life insurance products increased 4.4% to 160,147 at March 31, 2000 compared to 153,385 policies at March 31, 1999.

Analysis of Investment-related Income

Net investment income increased $2,364,180, or 17.7%, in the first quarter of 2000 due to increased levels of investment from cash flows generated by the Company's operations and by cash from annuity and universal life deposits.

Net realized gains on investments increased to $2,248,737 at March 31, 2000 compared to $824,849 at March 31, 1999. Total invested assets of the Company were $864,180,147 at March 31, 2000, an increase of $46,720,266, or 5.7%, over the December 31, 1999 levels.

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies increased 6.4% in the first quarter of 2000 to $2,725,779, compared to $2,561,242, for the same period in 1999. Random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to the small number of claims involved. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes that its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased 16.7% to $10,009,989 in the first quarter of 2000, from $8,577,541 in the first quarter of 1999. The increase in interest expense was the result of an increase in the credited interest rate on annuity deposits in the first quarter of 2000 combined with the $45,630,300 increase in deposits at March 31, 2000 when compared to March 31, 1999. The interest rate credited on universal life deposits ranges from 6.0% to 6.75% in 2000 and 1999 while the rate credited on annuity deposits in 2000 increased to a range of 5.25% to 6.25% from 5.00% to 5.75% in 1999.

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The 2000 first quarter increase in future life policy benefits was $1,094,240, compared to $1,158,021 in the first quarter of 1999, a decrease of 5.5%.

Analysis of Other Expenses

Total operating expenses, excluding taxes, licenses and fees increased 18.7% to $2,682,591 at March 31, 2000 compared to $2,260,625 at March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Certain operating expenses of the Company are paid by the Erie Indemnity Company, the management Company of the Erie Insurance Exchange, and reimbursed monthly by the Company. Additionally, a portion of the Erie Insurance Group common overhead expenses attributed to the Company are also reimbursed monthly. These expenses comprise the majority of the Company's general expenses.

General expenses include wages and salaries, Employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company, related to the acquisition and underwriting of new policies, are deferred as policy acquisition costs. Medical inspection and exam fees related to new business production, wages, salaries and Employee benefits of underwriting personnel, and salaries, employee benefits and bonuses paid to branch sales Employees for the production of life and annuity business, are all deferred.

General expenses, net of deferred policy acquisition costs, increased 29.9% to $2,255,965 at March 31, 2000. During 1999, certain operating expenses, including salaries and benefits, associated with the implementation of the Company's policy administration system, CyberLife, were capitalized and therefore not charged against income in 1999. The capitalization of these costs ended in the fall of 1999; wage costs and amortization are now being charged against income. Excluding the effect of the 1999 capitalized costs, general expenses would have increased 6.6% from the first quarter 1999.

Another component of total operating expenses is commissions to independent Agents. Direct commission costs include new and renewal commissions, production bonuses and promotional incentives to Agents. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as deferred policy acquisition costs (DAC). Commissions, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. During the first quarter of 2000 commission expense decreased $55,378 to $477,158. A portion of this decrease is the result of a decrease in promotional incentive costs to Agents for the Company's participation in the "Caribbean Classic" contest, that ended in August 1999. The commission allowance received from reinsurers has also increased due primarily to the introduction of the "Erie Flagship Term" plans. These plans provide a 100% allowance on new business.

Taxes, licenses and fees increased $133,060 to $533,940 in the first quarter of 2000 compared to $400,880 in the first quarter of 1999. A portion of this is the result of an increase in state premium tax expense due to increased premium volume and decreased guarantee association tax credits allowed to offset premium tax expenses.

FINANCIAL CONDITION

Reserve Liabilities

The Company's primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On March 31, 2000, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments, as the underlying policy reserves are generally also of a long-term nature.

Investments

The Company's investment strategies are designed and portfolios are structured to match the features of the life insurance and annuity products sold by the Company. Annuities and life insurance policies are long-term products, therefore, the Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification, and superior investment returns. The Company's investments are managed prudently on a total return approach that focuses on current income and capital appreciation. The Company has not held or issued derivative financial instruments in 2000 or 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's invested assets are liquid in order to meet commitments to our Policyholders. At March 31, 2000, the Company's investment portfolio consisting of cash, marketable short-term investments, investment grade bonds, common stock, and preferred stock, totaled $803 million or 81.4% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.

The Company's investments are subject to certain risks, including interest rate and price risk. The Company monitors exposure to interest rate risk through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio are monitored regularly. Price risk is defined as the potential loss in estimated fair value resulting from an adverse change in prices. The Company's objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. Portfolio holdings are diversified across industries and concentrations in any one company or industry are limited by parameters established by management and the Company's Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the three months ended March 31, 2000 was $3,442,000 compared to cash used in operating activities of 1,672,000 for the three months ended March 31, 1999. The Company's liquidity position remains strong as invested assets increased by almost $47 million during the first three months of 2000 to $864 million.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $14,557,260 in the first quarter of 2000 and $21,151,535 in the first quarter of 1999.

The Company's current commitments for expenditures as of March 31, 2000 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. At March 31, 2000 and 1999, there were no borrowings on this line of credit.

The Company's 1999 year-end Risk Based Capital Analysis as reflected in its 1999 statutory annual statement shows total adjusted capital of $128,324,572 and authorized control level risk based capital of $26,506,217. These results are indicative of the strong capital position of the Company and are well in excess of levels that would require regulatory action.


                              ********************


"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. Many factors could cause future results to differ materially from those discussed. Examples of such factors include but are not limited to: better (or worse) mortality rates, changes in insurance regulations or legislation that disadvantage the Company in the marketplace and recession, economic conditions or stock market changes affecting pricing or demand for insurance products or ability to generate investment income. Growth and profitability have been and will be potentially materially affected by these and other factors.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 25, 2000, the Registrant held its Annual Meeting of Shareholders:

A. The following Directors were elected for a one-year term and until a successor is elected and qualified:

           Peter B. Bartlett              Martin J. Lippert
           Samuel P. Black, III           Stephen A. Milne
           J. Ralph Borneman, Jr.         John M. Petersen
           Patricia A. Goldman            Jan R. Van Gorder, Esq.
           F. William Hirt                Harry H. Weil, Esq.
           Gwendolyn S. King              Robert C. Wilburn


B. The following other matter was voted upon at the meeting and the following number of votes were cast with respect to such matter:

         The proposal to ratify the selection of Brown, Schwab, Bergquist & Company as independent public accountants to perform the annual audit of the Company financial statements for the year ending December 31, 2000 was ratified. This proposal received 8,690,430 affirmative votes, 406 negative votes with 6,367 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Erie Family Life Insurance Company
                                                         (Registrant)


Date:   May 10, 2000                              \s\   Stephen A. Milne
                                             (Stephen A. Milne, President & CEO)


                                                  \s\   Philip A. Garcia
                              (Philip A. Garcia, Executive Vice President & CFO)