Form 10-Q
period 2000-06-30
ERIE FAMILY LIFE INSURANCE CO
filed 2000-08-11
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on July 28, 2000.

                             INDEX

                ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position-June 30, 2000 and December 31, 1999

        Statements of Operations-Three and six months ended June 30, 2000 and
        1999

        Statements of Comprehensive Income-Three and six months ended June 30, 2000 and 1999

        Statements of Cash Flows-Six months ended June 30, 2000 and 1999

        Notes to Financial Statements-June 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                             ERIE FAMILY LIFE INSURANCE COMPANY

                              STATEMENTS OF FINANCIAL POSITION

                                                                                     (Dollars in thousands)
                                                                                 June 30,           December 31,
ASSETS                                                                             2000                 1999
                                                                                ----------           ----------
                                                                               (Unaudited)
Investments:
      Fixed Maturities at fair value (amortized cost
        of $686,838 and $651,659, respectively)                                 $ 657,082            $ 628,877
      Equity Securities at fair value
        (cost of $128,388 and $124,674, respectively)                             150,868              142,095
      Real Estate                                                                   1,417                1,458
      Policy Loans                                                                  7,252                6,724
      Real Estate Mortgage Loans                                                    8,381                9,975
      Other Invested Assets                                                        43,421               28,331
                                                                                ---------            ---------
        Total Invested Assets                                                   $ 868,421            $ 817,460

      Cash and Cash Equivalents                                                     5,937               27,358
      Premiums Receivable from Policyholders                                        4,302                4,056
      Reinsurance Recoverable                                                         318                  464
      Other Receivables                                                                93                  171
      Accrued Investment Income                                                    12,065               10,896
      Deferred Policy Acquisition Costs                                            79,742               77,588
      Reserve Credit for Reinsurance Ceded                                          7,316                6,927
      Prepaid Federal Income Taxes                                                  2,381                  758
      Other Assets                                                                  9,160                8,854
                                                                                ---------            ---------
        Total Assets                                                            $ 989,735            $ 954,532
                                                                                =========            =========

See notes to financial statements.

                             ERIE FAMILY LIFE INSURANCE COMPANY

                              STATEMENTS OF FINANCIAL POSITION

                                                                                     (Dollars in thousands)
                                                                                 June 30,           December 31,
                                                                                   2000                1999
                                                                                ----------          -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                                            (Unaudited)
Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                                             $  73,341             $  70,329
       Policy and Contract Claims                                                   2,509                 1,305
        Annuity Deposits                                                          572,694               569,218
        Universal Life Deposits                                                   101,121                94,640
        Supplementary Contracts Not
          Including Life Contingencies                                                586                   581
      Other Policyholder Funds                                                      5,029                 5,623
      Deferred Income Taxes                                                        22,995                17,853
      Reinsurance Premium Due                                                         374                   692
      Accounts Payable and Accrued Expenses                                         4,595                 5,116
      Note Payable to Erie Indemnity Company                                       15,000                15,000
      Due to Affiliate                                                              2,345                 1,513
      Dividends Payable                                                             3,402                 1,559
                                                                                ---------             ---------
        Total Liabilities                                                       $ 803,991             $ 783,429
                                                                                ---------             ---------
Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
        Authorized 15,000,000 Shares; 9,450,000
        Shares Issued and Outstanding                                           $   3,780             $   3,780
      Additional Paid-In Capital                                                      630                   630
      Accumulated Other Comprehensive Income (Loss)                                 5,014            (    2,344)
      Retained Earnings                                                           176,320               169,037
                                                                                ---------             ---------
        Total Shareholders' Equity                                              $ 185,744             $ 171,103
                                                                                ---------             ---------
        Total Liabilities and Shareholders' Equity                              $ 989,735             $ 954,532
                                                                                =========             =========

See notes to financial statements.

                             ERIE FAMILY LIFE INSURANCE COMPANY

                             STATEMENTS OF OPERATIONS (Unaudited)

                                                                              (Dollars in thousands, except per share data)
                                                                      Three Months Ended                         Six Months Ended
                                                                            June 30                                  June 30
                                                                  ---------------------------             --------------------------
                                                                       2000             1999                  2000             1999
Revenues:
   Policy:
   Life Premiums, net of premiums ceded of
     $1,200, $763, $2,103 and
     $1,496, respectively                                         $ 10,986          $ 10,350              $ 20,783         $ 19,571
   Group Premiums                                                      657               628                 1,332            1,250
                                                                  --------          --------              --------         --------
       Total Policy Revenue                                       $ 11,643          $ 10,978              $ 22,115         $ 20,821

   Investment Income, net of expenses of
     $454, $459, $917 and
     $868, respectively                                             16,365            13,930                32,100           27,300
   Net Realized Gains on Investments                                 1,603             1,826                 3,852            2,651
   Other Income                                                        211               135                   515              373
                                                                  --------          --------              --------         --------
       Total Revenues                                             $ 29,822          $ 26,869              $ 58,582         $ 51,145
                                                                  ========          ========              ========         ========
Benefits and Expenses:
   Death Benefits, net of reinsurance recoveries
     of $263, $135, $1,285 and
     $761, respectively                                           $  3,444          $  2,670              $  6,170         $  5,231
   Interest on Annuity Deposits                                      8,331             8,033                16,883           15,337
   Interest on Universal Life Deposits                               1,510             1,254                 2,968            2,529
   Surrender and Other Benefits                                        271               262                   546              544
   Increase in Future Life Policy Benefits, net of
     the increase in reserve credit for reinsurance
     ceded of $256, $222, $389 and
     $393, respectively                                              1,529             1,163                 2,623            2,321
   Amortization of Deferred Policy Acquisition Costs                 2,456             1,410                 3,933            3,004
   Commissions, net of reinsurance reimbursements
     of $545, $202, $924 and $416, respectively                        225               535                   702            1,068
   General Expenses                                                  2,502             1,797                 4,720            3,533
   Taxes, Licenses and Fees                                            563               405                 1,097              806
                                                                  --------          --------              --------         --------
       Total Benefits and Expenses                                $ 20,831          $ 17,529              $ 39,642         $ 34,373
                                                                  --------          --------              --------         --------
Income From Operations                                            $  8,991          $  9,340              $ 18,940         $ 16,772
Provision for Federal Income Taxes:
   Current                                                           2,404             2,691                 5,380            4,997
   Deferred                                                            707               770                 1,173            1,015
                                                                  --------          --------              --------         --------
       Total Provision for Federal Income Taxes                      3,111             3,461                 6,553            6,012
                                                                  --------          --------              --------         --------
Net Income                                                        $  5,880          $  5,879              $ 12,387         $ 10,760
                                                                  ========          ========              ========         ========
Net Income Per Share                                              $   0.62          $   0.62              $   1.31         $   1.14
                                                                  ========          ========              ========         ========
Dividends Declared Per Share                                      $   0.36          $   0.33              $   0.54         $   0.50
                                                                  ========          ========              ========         ========

See notes to financial statements.

                             ERIE FAMILY LIFE INSURANCE COMPANY

                       STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                                         (Dollars in Thousands)
                                                                       Three Months Ended                      Six Months Ended
                                                                            June 30                                June 30
                                                                  --------------------------             ---------------------------
                                                                       2000             1999                  2000           1999
Net Income                                                         $ 5,880           $  5,879              $ 12,387        $ 10,760
                                                                   -------           --------              --------        --------
Unrealized (Losses) Gains on Securities:
   Unrealized Holding (Losses) Gains Arising
     During Period                                                (  7,229)         (  14,650)               15,173       (  24,544)
   Less:  Reclassification Adjustment for Gains
     Included in Net Income                                       (  1,603)         (   1,826)            (   3,852)      (   2,651)
                                                                   -------           --------              --------        --------
     Net Unrealized Holding (Losses) Gains
       Arising During Period                                      ($ 8,832)         ($ 16,476)             $ 11,321       ($ 27,195)
                                                                   -------           --------              --------        --------

Income Tax Benefit (Expense) Related to
   Unrealized (Losses) Gains                                         3,091              5,767             (   3,963)          9,518
                                                                   -------           --------              --------        --------

Other Comprehensive (Loss) Income, Net of Tax                     ($ 5,741)         ($ 10,709)             $  7,358       ($ 17,677)
                                                                   -------           --------              --------        --------

Comprehensive Income (Loss)                                        $   139          ($  4,830)             $ 19,745       ($  6,917)
                                                                   =======           ========              ========        ========

See notes to financial statements.

                             ERIE FAMILY LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                    (Dollars in Thousands)
                                                                           Six Months Ended       Six Months Ended
                                                                             June 30, 2000          June 30, 1999
                                                                           ----------------       ----------------
Cash flows from operating activities:
Net income                                                                       $ 12,387             $  10,760
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net amortization of bond and mortgage premium                                    107                   141
     Amortization of deferred policy acquisition costs                              3,933                 3,004
     Real estate depreciation                                                          41                    41
     Deferred federal income taxes                                                  1,173                 1,015
     Realized gains on investments                                              (   3,852)           (    2,651)
(Increase) decrease in premiums receivable                                      (     246)                   15
Decrease in other receivables                                                          78                   166
Increase in accrued investment income                                           (   1,169)           (      638)
Policy acquisition costs deferred                                               (   6,087)           (    6,503)
Increase in other assets                                                        (     306)           (    1,211)
(Increase) decrease in reinsurance recoverables
   and reserve credits                                                          (     243)                   25
Increase in future policy benefits and claims                                       4,216                 2,109
Decrease in other policyholder funds                                            (     594)           (    2,496)
(Decrease) increase in reinsurance premium due                                  (     318)                   25
Decrease in federal income taxes payable                                        (   1,623)           (    1,477)
Increase in accounts payable and due to affiliate                                     312                   253
                                                                                 --------             ---------
       Net cash provided by operating activities                                 $  7,809             $   2,578
                                                                                 --------             ---------
Cash flows from investing activities:
Purchase of investments:
   Fixed maturities                                                             ($ 60,507)           ($ 115,055)
   Equity securities                                                            (  18,817)           (   36,302)
   Mortgage loans                                                                       0            (       66)
   Other invested assets                                                        (   3,751)           (    3,409)
Sales/maturities of investments:
   Fixed maturities                                                                28,905                58,515
   Equity securities                                                               15,269                22,283
   Other invested assets                                                            1,903                 1,267
Principal payments received on mortgage loans                                       1,594                    74
Loans made to policyholders                                                     (   1,118)           (      719)
Payments received on policy loans                                                     590                   409
                                                                                 --------             ---------
       Net cash used in investing activities                                    ($ 35,932)           ($  73,003)
                                                                                 --------             ---------

See notes to financial statements.

                             ERIE FAMILY LIFE INSURANCE COMPANY



                                                                                    (Dollars in Thousands)
                                                                           Six Months Ended       Six Months Ended
                                                                             June 30, 2000          June 30, 1999
                                                                            ---------------        ---------------
Cash flows from financing activities:
Increase in annuity and supplementary contracts                                  $  3,481             $ 22,907
Increase in universal life deposits                                                 6,481                6,571
Dividends paid to shareholders                                                  (   3,260)           (   2,977)
                                                                                 --------             --------
       Net cash provided by financing activities                                 $  6,702             $ 26,501
                                                                                 --------              -------
Net decrease in cash and cash equivalents                                       (  21,421)           (  43,924)
Cash and cash equivalents at beginning of year                                     27,358               44,808
                                                                                 --------             --------
Cash and cash equivalents at end of quarter                                      $  5,937             $    884
                                                                                 ========             ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                      $    596             $    597
   Income taxes                                                                     6,900                6,325


See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
        All amounts are in thousands of dollars,  except per share data.

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

The following is a summary of available-for-sale securities:


                                                                       Gross             Gross
                                                 Amortized          Unrealized         Unrealized           Estimated
                                                    Cost               Gains             Losses            Fair Value
June 30, 2000
Fixed Maturities:
U.S. Treasuries and Government
   Agencies                                      $  12,122           $    276           $     75            $  12,323
States and Political Subdivisions                      195                  8                  0                  203
Special Revenue                                      9,500                221                  0                9,721
Public Utilities                                    61,802                587              2,864               59,525
U.S. Banks, Trusts and Insurance
   Companies                                       115,632                392              5,769              110,255
U.S. Industrial and Miscellaneous                  416,202              1,788             18,490              399,500
Foreign Governments-Agency                           2,992                  0                108                2,884
Foreign Banks, Trusts and Insurance
   Companies                                         9,981                  0                735                9,246
Foreign Industrial and Miscellaneous                52,748                184              5,193               47,739
                                                 ---------           --------           --------            ---------
     Total Bonds                                 $ 681,174           $  3,456           $ 33,234            $ 651,396
Redeemable Preferred Stock                           5,664                 47                 25                5,686
                                                 ---------           --------           --------            ---------
Total Fixed Maturities                           $ 686,838           $  3,503           $ 33,259            $ 657,082
                                                 ---------           --------           --------            ---------
Equity Securities:
Common Stock                                     $  66,038           $ 33,321           $  6,730            $  92,629
Non-Redeemable Preferred Stock                      62,350                290              4,401               58,239
                                                 ---------           --------           --------            ---------
     Total Equity Securities                     $ 128,388           $ 33,611           $ 11,131            $ 150,868
                                                 ---------           --------           --------            ---------
       Total Available-for-Sale Securities       $ 815,226           $ 37,114           $ 44,390            $ 807,950
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

Real estate investments are carried on the Statements of Financial Position at cost, less allowances for depreciation and possible losses. Commercial mortgage loans on real estate are carried at their unpaid balances, adjusted for amortization of premium or discount, less allowances for possible loan losses. Policy loans are carried at their unpaid balances. Other invested assets include investments in U.S. domestic and foreign private equity and real estate limited partnerships. The private equity limited partnerships are carried at their equity in the estimated market values. At June 30, 2000 and December 31, 1999, net unrealized gains on private equity limited partnerships totaled $9.9 million and $1.2 million, respectively, net of deferred taxes. These amounts are included in total shareholders' equity as accumulated other comprehensive income
(loss). Real estate limited partnerships are recorded using the equity method, which approximates the Company's share of the carrying value of the real estate investments held by the partnerships.

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

The following is a detail of life premiums and annuity and universal life deposits by major product grouping.

                                                      Three Months Ended                    Six Months Ended
                                                           June 30                               June 30
                                                 ----------------------------           --------------------------
                                                   2000                1999               2000              1999
   Life insurance premiums earned:

     Term                                        $  7,910            $  7,187           $ 14,555          $ 13,320
     Whole life                                     1,465               1,349              2,744             2,539
     Universal life                                 2,811               2,573              5,587             5,204
     Other                                            657                 631              1,332             1,254
                                                 --------            --------           --------          --------
         Total direct premiums earned            $ 12,843            $ 11,740           $ 24,218          $ 22,317
     Reinsurance, net                               1,200                 763              2,103             1,496
                                                 --------            --------           --------          --------
   Total policy revenue                          $ 11,643            $ 10,977           $ 22,115          $ 20,821
                                                 ========            ========           ========          ========
   Deposits:
     Universal life                              $  2,936            $  2,992           $  5,713          $  5,917
     Annuity                                       12,577              16,833             24,357            35,060
                                                 --------            --------           --------          --------
         Total deposits                          $ 15,513            $ 19,825           $ 30,070          $ 40,977
                                                 ========            ========           ========          ========


NOTE D -- GEOGRAPHIC EXPANSION

On March 7, 2000, the Erie Insurance Group, of which the Company is a member, announced its intention to expand its marketing territory into Wisconsin. Wisconsin will be the tenth state served by the Company, in addition to the District of Columbia. In Wisconsin, the Company intends to write all lines of life and annuity products it currently offers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.

FINANCIAL OVERVIEW

Net income increased slightly to $5,880,107, or $.62 per share, in the second quarter of 2000, compared to $5,878,689, or $.62 per share, for the second quarter of 1999. Strong investment gains and continued premium growth were offset by an increase in total benefits and expenses, contributing to the financial results in 2000. Net income for the six months ended June 30, 2000 increased 15.1% to $12,386,531, or $1.31 per share, compared to $10,760,368, or
$1.14 per share for the same period in 1999.

REVENUES

Analysis of Policy Revenue

Total policy revenue increased $665,089, or 6.1%, to $11,642,917 in the second quarter of 2000. Contributing to this growth was an increase in premiums on universal life insurance policies of 9.2% to $2,810,516 for the quarter ended June 30, 2000. Total policies in force on universal life insurance products increased 4.1% to 41,415 at June 30, 2000 compared to 39,767 policies at June 30, 1999. Total policy revenue increased $1,293,581, or 6.2%, to $22,114,919 for the six months ended June 30, 2000.

During 1999, the Company introduced a new life insurance product: ERIE Flagship Term. This new term insurance product is designed for sale of face amounts of $300,000 and above and complements the Company's Term Protector series. This new product contributed $506,888 to total life premiums for the six months ended June 30, 2000.

Because this new term product is more competitively priced for larger face amounts, the Company's reinsurance premiums ceded and related commission and expense allowances have increased during 2000. The net retention amount on this product, however, is the same as the other traditional life insurance policies the Company currently offers. Reinsurance premiums ceded related to the ERIE Flagship Term product amounted to $304,456 for the quarter ended June 30, 2000 and $399,409 for the first six months of 2000.

Analysis of Investment-related Income

Net investment income increased $2,435,584, or 17.5%, in the second quarter of 2000 due to increased levels of investment from cash flows generated by the Company's operations and by cash from universal life deposits. In addition, a distribution of $974,591 was received from a limited partnership investment. For the six months ended June 30, 2000, net investment income increased $4,799,764, or 17.6%.

Net realized gains from the sale of equity and fixed maturity investments decreased 12.2% to $1,603,260 in the second quarter of 2000, compared to $1,825,791 in the second quarter of 1999. Total invested assets of the Company were $868,421,184 at June 30, 2000, an increase of $50,961,303, or 6.2%, over the December 31, 1999 levels.

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies increased $774,295, or 29.0% in the second quarter of 2000 to $3,444,421. For the six months ended June 30, 2000, death benefits on life insurance policies increased $938,834, or 18%, to $6,170,201.

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

Interest expense incurred on deposits increased 6.0% to $9,840,756 in the second quarter of 2000, from $9,287,893 in the second quarter of 1999. For the six months ended June 30, 2000, interest expense incurred on deposits increased $1,985,312 or 11.1%. The increase in interest expense was the result of an increase in the credited interest rate on annuity deposits during the first quarter of 2000 combined with the $38,820,978 increase in deposits at June 30, 2000 when compared to June 30, 1999. The interest rate credited on universal life deposits ranges from 6.0% to 6.75% in 2000 and 1999 while the rate credited on annuity deposits in 2000 increased to a range of 5.25% to 6.25% from 5.0% to 5.75% in 1999.

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The second quarter 2000 future life policy benefit expenses were $1,529,101, compared to $1,163,242 in the second quarter of 1999, an increase of 31.5%. For the six months ended June 30, 2000, life policy benefits increased $302,078 or 13.0%.

Amortization of deferred policy acquisition costs increased 74.2% to $2,455,607 in the second quarter of 2000. For the six months ended June 30, 2000, the increase in amortization of deferred policy acquisition costs was $929,558, or 31.0%. The increase is due to utilizing updated projection assumptions to more closely reflect actual experience.

Analysis of Other Expenses

Total operating expenses, excluding taxes, licenses and fees increased 16.9% to $2,726,807 at June 30, 2000 compared to $2,332,109 at June 30, 1999. Certain operating expenses of the Company are paid by the Erie Indemnity Company, the management Company of the Erie Insurance Exchange, and reimbursed monthly by the Company. Additionally, a portion of the Erie Insurance Group common overhead expenses attributed to the Company are also reimbursed monthly. These expenses comprise the majority of the Company's general expenses.

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

General expenses, net of deferred policy acquisition costs, increased $705,558 or 39.2% to $2,502,376 for the quarter ended June 30, 2000. For the six months ended June 30, 2000, net general expenses increased $1,187,275 or 33.6%, to $4,720,441. During 1999, certain expenses, including salaries and benefits, associated with the implementation of the Company's policy administration system, CyberLife, were capitalized in accordance with SOP 98-1 and therefore not charged against income in 1999. The capitalization of these costs ended in 1999 when the system was placed into use. These expenses are now being charged against income. In addition, amortization of the capitalized costs of the CyberLife system began in late 1999, when the system was placed into use. The amortization costs for the quarter ended June 30, 2000 was $62,365. Excluding the effect of the 1999 capitalized costs and current year amortization, general expenses for the second quarter 2000 would have increased 15.0% from the second quarter 1999. The remaining quarterly increase is due to increased staffing levels and consulting fees when compared to the same period in 1999. For the six months ended June 30, 2000, the increase, excluding the effect of the 1999 capitalized costs, would have been 8.5%.

Another component of total operating expenses is commissions to independent Agents. Direct commission costs include new and renewal commissions, production bonuses and promotional incentives to Agents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as deferred policy acquisition costs (DAC). Commissions, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. During the second quarter of 2000, commission expense decreased $310,860 to $224,431, compared to the second quarter of 1999. For the six months ended June 30, 2000, commission expense decreased $366,238 to $701,589. A portion of this decrease is the result of a decrease in promotional incentive costs to Agents for the Company's participation in an Erie Insurance Group promotion, that ended in August 1999. Also, for the six months ended June 30, 2000, the commission allowance received from reinsurers has increased $507,190 to $923,507, due primarily to the introduction of the new ERIE Flagship Term product in 2000. These plans provide a greater commission and expense allowance on new business than traditional plans have in the past.

Taxes, licenses and fees increased $158,503 to $563,199 in the second quarter of 2000 compared to $404,696 in the second quarter of 1999. For the six months ended June 30, 2000, these expenses increased $291,560, or 36.2%, to $1,097,140, compared to $805,580 for the six months ended June 30, 1999. A portion of this is the result of an increase in state premium tax expense due to increased premium volume and decreased guarantee association tax credits allowed to offset premium tax expenses. The remaining increase is due primarily to a second quarter 2000 refund of premium tax reimbursements collected from a reinsurer in prior years.

FINANCIAL CONDITION

Reserve Liabilities

The Company's primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On June 30, 2000, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments, as the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are liquid in order to meet commitments to our Policyholders. At June 30, 2000, the Company's investment portfolio consisting of cash, marketable short-term investments, investment grade bonds, common stock, and preferred stock, totaled $799 million or 80.7% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.

At June 30, 2000, the amortized cost of the Company's five largest investments in corporate debt securities totaled $33.4 million, none of which individually exceeded $8.0 million. These investments had a market value of $33.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the six months ended June 30, 2000 was $7,809,253 compared to $2,578,431 for the six months ended June 30, 1999. The Company's liquidity position remains strong as invested assets increased by almost $51 million during the first six months of 2000 to $868 million.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $15,512,708 in the second quarter of 2000 and $19,825,121 in the second quarter of 1999.

The Company's current commitments for expenditures as of June 30, 2000 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet any foreseeable cash requirements.

As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. At June 30, 2000 and 1999, there were no borrowings on this line of credit.

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

The Company did not file any reports on Form 8-K during the three-month period ended June 30, 2000.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Erie Family Life Insurance Company
                                                         (Registrant)

Date:   August 11, 2000                           \s\   Stephen A. Milne
                                             (Stephen A. Milne, President & CEO)


                                                  \s\   Philip A. Garcia
                              (Philip A. Garcia, Executive Vice President & CFO)