Form 10-Q
period 2000-09-30
ERIE FAMILY LIFE INSURANCE CO
filed 2000-11-13
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

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

        Yes  X        No ___



Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on October 31, 2000.

                                      INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--September 30, 2000 and
        December 31, 1999

        Statements of Operations--Three and nine months ended September 30, 2000 and 1999

        Statements of Comprehensive Income--Three and nine months ended September 30, 2000 and 1999

        Statements of Cash Flows--Nine months ended September 30, 2000 and 1999

        Notes to Financial Statements--September 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                       ERIE FAMILY LIFE INSURANCE COMPANY

                        STATEMENTS OF FINANCIAL POSITION

                                                                    (Dollars in thousands)
                                                            September 30,             December 31,
ASSETS                                                          2000                      1999
                                                            --------------            ------------
                                                              (Unaudited)
Investments:
      Fixed Maturities at fair value (amortized cost
        of $698,366 and $651,659, respectively)               $   677,267              $ 628,877
      Equity Securities at fair value
        (cost of $130,390 and $124,674, respectively)             150,539                142,095
      Real Estate                                                   1,397                  1,458
      Policy Loans                                                  7,508                  6,724
      Real Estate Mortgage Loans                                    8,331                  9,975
      Limited Partnerships                                         45,464                 28,331
                                                              -----------              ---------

        Total Invested Assets                                 $   890,506              $ 817,460

      Cash and Cash Equivalents                                         0                 27,358
      Premiums Receivable from Policyholders                        4,312                  4,056
      Reinsurance Recoverable                                       1,245                    464
      Other Receivables                                               230                    171
      Accrued Investment Income                                    14,898                 10,896
      Deferred Policy Acquisition Costs                            81,665                 77,588
      Reserve Credit for Reinsurance Ceded                          7,532                  6,927
      Prepaid Federal Income Taxes                                    863                    758
      Other Assets                                                  9,019                  8,854
                                                              -----------              ---------

        Total Assets                                          $ 1,010,270              $ 954,532
                                                              ===========              =========

See notes to financial statements

                       ERIE FAMILY LIFE INSURANCE COMPANY

                        STATEMENTS OF FINANCIAL POSITION

                                                                    (Dollars in thousands)
                                                            September 30,             December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                            2000                      1999
                                                            --------------            ------------
                                                              (Unaudited)
Liabilities:
      Policy Liabilities and Accruals:
        Future Life Policy Benefits                           $    74,806               $  70,329
       Policy and Contract Claims                                   2,263                   1,305
        Annuity Deposits                                          575,158                 569,218
        Universal Life Deposits                                   103,903                  94,640
        Supplementary Contracts Not
          Including Life Contingencies                                590                     581
      Other Policyholder Funds                                      4,012                   5,623
      Deferred Income Taxes                                        25,261                  17,853
      Reinsurance Premium Due                                         273                     692
      Accounts Payable and Accrued Expenses                         9,690                   5,116
      Note Payable to Erie Indemnity Company                       15,000                  15,000
      Due to Affiliate                                              2,983                   1,513
      Dividends Payable                                             1,701                   1,559
                                                              -----------               ---------

        Total Liabilities                                     $   815,640               $ 783,429
                                                              -----------               ---------

Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
        Authorized 15,000,000 Shares; 9,450,000
        Shares Issued and Outstanding                         $     3,780               $   3,780
      Additional Paid-In Capital                                      630                     630
      Accumulated Other Comprehensive Income (Loss)                 7,874              (    2,344)
      Retained Earnings                                           182,346                 169,037
                                                              -----------               ---------

        Total Shareholders' Equity                            $   194,630               $ 171,103
                                                              -----------               ---------

        Total Liabilities and Shareholders' Equity            $ 1,010,270               $ 954,532
                                                              ===========               =========

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                           (Dollars in thousands, except per share data)
                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30                    September 30
                                                                       -----------------------         -----------------------
                                                                         2000            1999            2000            1999
Revenues:
   Policy:
   Life Premiums, net of premiums ceded of
     $638, $948, $2,741 and $2,444, respectively                       $10,741         $ 9,549         $31,523         $29,120
   Group Premiums                                                          632             627           1,965           1,877
                                                                       -------         -------         -------         -------
       Total Policy Revenue                                            $11,373         $10,176         $33,488         $30,997

   Equity in Earnings of Limited Partnerships                            1,122             314           3,492             658
   Investment Income, net of expenses of
     $456, $454, $1,373 and $1,322, respectively                        14,259          13,824          43,989          40,781
   Net Realized Gains on Investments                                     1,628           2,236           5,480           4,887
   Other Income                                                            244             220             759             592
                                                                       -------         -------         -------         -------

       Total Revenues                                                  $28,626         $26,770         $87,208         $77,915
                                                                       -------         -------         -------         -------

Benefits and Expenses:
   Death Benefits, net of reinsurance recoveries
     of $961, $823, $2,246 and
     $1,584, respectively                                              $ 3,069         $ 2,505         $ 9,239         $ 7,736
   Interest on Annuity Deposits                                          8,496           7,933          25,379          23,270
   Interest on Universal Life Deposits                                   1,590           1,362           4,558           3,891
   Surrender and Other Benefits                                            327             279             873             824
   Increase in Future Life Policy Benefits, net of
     the increase in reserve credit for reinsurance
     ceded of $216, $204, $605 and
     $598, respectively                                                  1,249           1,439           3,872           3,760
   Amortization of Deferred Policy Acquisition Costs                     1,643           1,145           5,576           4,149
   Commissions, net of reinsurance reimbursements
     of $165, $266, $1,089 and $682, respectively                          580             404           1,282           1,472
   General Expenses                                                      1,994           1,882           6,714           5,415
   Taxes, Licenses and Fees                                                464             371           1,561           1,176
                                                                       -------         -------         -------         -------
       Total Benefits and Expenses                                     $19,412         $17,320         $59,054         $51,693
                                                                       -------         -------         -------         -------

Income From Operations                                                 $ 9,214         $ 9,450         $28,154         $26,222
Provision for Federal Income Taxes:
   Current                                                               2,455           2,610           7,835           7,607
   Deferred                                                                733             108           1,906           1,122
                                                                       -------         -------         -------         -------
       Total Provision for Federal Income Taxes                          3,188           2,718           9,741           8,729
                                                                       -------         -------         -------         -------

Net Income                                                             $ 6,026         $ 6,732         $18,413         $17,493
                                                                       =======         =======         =======         =======

Net Income Per Share                                                   $  0.64         $  0.71         $  1.95         $  1.85
                                                                       =======         =======         =======         =======

Dividends Declared Per Share                                           $  0.00         $ 0.165         $  0.54         $  0.66
                                                                       =======         =======         =======         =======

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY

                   STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                                                           (Dollars in thousands, except per share data)
                                                                          Three Months Ended               Nine Months Ended
                                                                            September 30                     September 30
                                                                        -----------------------         -----------------------
                                                                         2000            1999            2000            1999
Net Income                                                              $6,026          $ 6,732         $18,413         $17,493
                                                                        ------          -------         --------        -------
Unrealized Gains (Losses) on Securities:
   Unrealized Holding Gains (Losses) Arising
     During Period                                                       6,027         ( 14,524)         21,200        ( 39,069)
   Less:  Reclassification Adjustment for Gains
     Included in Net Income                                            ( 1,628)        (  2,236)       (  5,480)       (  4,887)
                                                                        ------          -------         -------         -------
     Net Unrealized Holding Gains (Losses)
       Arising During Period                                            $4,399         ($16,760)        $15,720        ($43,956)
                                                                        ------          -------         -------         -------

Income Tax (Expense) Benefit Related to
   Unrealized Gains (Losses)                                           ( 1,539)           5,866        (  5,502)         15,385
                                                                        ------          -------         -------         -------

Other Comprehensive Income (Loss), Net of Tax                           $2,860         ($10,894)        $10,218        ($28,571)
                                                                        ------          -------         -------         -------

Comprehensive Income (Loss)                                             $8,886         ($ 4,162)        $28,631        ($11,078)
                                                                        ======          =======         =======         =======

See notes to financial statements.

                       ERIE FAMILY LIFE INSURANCE COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                            (Dollars in Thousands)
                                                                     Nine Months Ended     Nine Months Ended
                                                                    September 30, 2000    September 30, 1999
                                                                    ------------------    ------------------
Cash flows from operating activities:
Net income                                                                  $18,413           $ 17,493
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net amortization of bond and mortgage premium                              156                211
     Amortization of deferred policy acquisition costs                        5,576              4,149
     Real estate depreciation                                                    62                 62
     Deferred federal income taxes                                            1,906              1,122
Realized gains on investments                                              (  5,480)         (   4,887)
Increase in premiums receivable                                            (    256)         (      12)
(Increase) decrease in other receivables                                   (     59)                96
Increase in accrued investment income                                      (  4,002)         (   3,410)
Policy acquisition costs deferred                                          (  9,652)         (   8,862)
Increase in other assets                                                   (    166)         (     578)
Increase in reinsurance recoverables
   and reserve credits                                                     (  1,386)         (     887)
Increase in future policy benefits and claims                                 5,435              3,829
Decrease in other policyholder funds                                       (  1,610)         (   2,682)
(Decrease) increase in reinsurance premium due                             (    419)               287
Decrease in federal income taxes payable                                   (    104)         (     567)
Increase in accounts payable and due to affiliate                             6,040                240
                                                                            -------           --------
       Net cash provided by operating activities                            $14,454           $  5,604
                                                                            -------           --------

Cash flows from investing activities:
Purchase of investments:
   Fixed maturities                                                        ($84,210)         ($137,081)
   Equity securities                                                       ( 28,686)         (  42,995)
   Mortgage loans                                                                 0          (      66)
   Limited Partnerships                                                    (  7,790)         (   9,105)
Sales/maturities of investments:
   Fixed maturities                                                          41,028             79,519
   Equity securities                                                         24,765             32,820
   Limited Partnerships                                                       1,966              1,664
Principal payments received on mortgage loans                                 1,645                116
Loans made to Policyholders                                                (  1,586)         (   1,108)
Payments received on policy loans                                               804                601
                                                                            -------           --------
       Net cash used in investing activities                               ($52,064)         (  75,635)
                                                                            -------           --------

Cash flows from financing activities:
Increase in annuity and supplementary contract deposits                     $ 5,950           $ 30,788
Increase in universal life deposits                                           9,263              9,624
Dividends paid to Shareholders                                             (  4,961)         (   6,095)
                                                                            -------           --------
       Net cash provided by financing activities                            $10,252           $ 34,317
                                                                            -------           --------
Net decrease in cash and cash equivalents                                  ( 27,358)         (  35,714)
Cash and cash equivalents at beginning of year                               27,358             44,808
                                                                            -------           --------
Cash and cash equivalents at end of quarter                                 $     0           $  9,094
                                                                            =======           ========

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
   Interest                                                                 $   648           $    484
   Income taxes                                                               7,800              7,967

See notes to financial statements

                       ERIE FAMILY LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                    All amounts are in thousands of dollars

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

The following is a summary of available-for-sale securities:

                                                                               Gross             Gross
                                                            Amortized        Unrealized        Unrealized         Estimated
                                                               Cost            Gains             Losses          Fair Value
                                                            ---------        ----------        ----------        ----------
September 30, 2000
Fixed Maturities:
U.S. Treasuries and Government Agencies                      $ 12,117          $    396          $     20          $ 12,493
States and Political Subdivisions                                 195                 8                 0               203
Special Revenue                                                 9,497               252                 0             9,749
Public Utilities                                               71,743             1,045             2,430            70,358
U.S. Banks, Trusts and Insurance Companies                    121,124             1,008             4,605           117,527
U.S. Industrial and Miscellaneous                             407,323             2,829            15,012           395,140
Foreign Governments-Agency                                      2,993                 0                71             2,922
Foreign Banks, Trusts and Insurance Companies                   9,982                10               431             9,561
Foreign Industrial and Miscellaneous                           57,728               383             4,804            53,307
                                                             --------          --------          --------          --------
     Total Bonds                                             $692,702          $  5,931          $ 27,373          $671,260
Redeemable Preferred Stock                                      5,664               343                 0             6,007
                                                             --------          --------          --------          --------
Total Fixed Maturities                                       $698,366          $  6,274          $ 27,373          $677,267
                                                             --------          --------          --------          --------

Equity Securities:
Common Stock                                                 $ 65,082          $ 29,337          $  6,924          $ 87,495
Non-Redeemable Preferred Stock                                 65,308               555             2,819            63,044
                                                             --------          --------          --------          --------
     Total Equity Securities                                 $130,390          $ 29,892          $  9,743          $150,539
                                                             --------          --------          --------          --------
       Total Available-for-Sale Securities                   $828,756          $ 36,166          $ 37,116          $827,806
                                                             ========          ========          ========          ========


                       ERIE FAMILY LIFE INSURANCE COMPANY

NOTE B -- INVESTMENTS (Continued)

                                                                               Gross             Gross
                                                            Amortized        Unrealized        Unrealized         Estimated
                                                               Cost            Gains             Losses          Fair Value
                                                            ---------        ----------        ----------        ----------
December 31, 1999
Fixed Maturities:
U.S. Treasuries and Government Agencies                      $  9,390          $     75          $     63          $  9,402
States and Political Subdivisions                               2,055                45                 0             2,100
Special Revenue                                                 6,860               220                 0             7,080
Public Utilities                                               61,886               765             2,939            59,712
U.S. Banks, Trusts and Insurance Companies                    115,616               693             4,740           111,569
U.S. Industrial and Miscellaneous                             396,128             2,257            16,076           382,309
Foreign Governments-Agency                                      2,991                 0               111             2,880
Foreign Banks, Trusts and Insurance Companies                   9,981                 0               444             9,537
Foreign Industrial and Miscellaneous                           46,752               295             2,759            44,288
                                                             --------          --------          --------          --------
     Total Fixed Maturities                                  $651,659          $  4,350          $ 27,132          $628,877
                                                             --------          --------          --------          --------

Equity Securities:
Common Stock                                                 $ 61,075          $ 28,171          $  5,852          $ 83,394
Non-Redeemable Preferred Stock                                 63,599               274             5,172            58,701
                                                             --------          --------          --------          --------
     Total Equity Securities                                 $124,674          $ 28,445          $ 11,024          $142,095
                                                             --------          --------          --------          --------
       Total Available-for-Sale Securities                   $776,333          $ 32,795          $ 38,156          $770,972
                                                             ========          ========          ========          ========


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

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower. Collateral that exceeds the market value of the loaned securities is maintained by the lending agent. The Company's policy is to require collateral equal to 102 percent of the market value of the loaned securities. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. At September 30, 2000, the Company had loaned securities with a market value of $20.2 million and secured collateral of $20.7 million.

Real estate investments are carried on the Statements of Financial Position at cost, less allowances for depreciation and possible losses. Commercial mortgage loans on real estate are carried at their unpaid balances, adjusted for amortization of premium or discount, less allowances for possible loan losses. Policy loans are carried at their unpaid balances. Limited partnerships include U.S. domestic and foreign private equity, real estate and fixed income investments. The private equity limited partnerships invest in small- to medium-sized companies. The private equity limited partnerships are carried at estimated market value with unrealized gains and losses reflected in Shareholder's equity in accumulated other comprehensive income. Investment income or loss is recognized on the sale of the equity investment. Real estate and fixed income limited partnerships are recorded using the equity method, which approximates the Company's share of the carrying value of the partnership.

                       ERIE FAMILY LIFE INSURANCE COMPANY

NOTE B -- INVESTMENTS (Continued)

The components of equity in earnings (loss) of limited partnerships are as follows:

                                                          Three Months Ended             Nine Months Ended
                                                             September 30                   September 30
                                                        ----------------------        ----------------------
                                                          2000           1999           2000           1999
Limited Partnerships - Private Equity                   $   728        $    32        $   692        ($   42)
Limited Partnerships - Real Estate                          229            257          1,783            661
Limited Partnerships - Fixed Income                         165             25          1,017             39
                                                        -------        -------        -------         ------
                                                        $ 1,122        $   314        $ 3,492         $  658
                                                        =======        =======        =======         ======



NOTE C -- SEGMENT AND PREMIUM INFORMATION

The Company offers a range of products and services, but operates as one reportable life insurance segment. The Company's portfolio of life insurance includes permanent life, endowment and term policies, including whole life, mortgage and decreasing term, group, and universal life insurance.

The following is a detail of life premiums and annuity and universal life deposits by major product grouping.


                                                          Three Months Ended             Nine Months Ended
                                                             September 30                   September 30
                                                        ----------------------        ----------------------
                                                          2000           1999           2000           1999
Life insurance premiums earned:
  Term                                                  $ 7,195        $ 6,573        $21,750        $19,893
  Whole life                                              1,346          1,232          4,090          3,771
  Universal life                                          2,837          2,695          8,424          7,899
  Other                                                     633            624          1,965          1,878
                                                        -------        -------        -------        -------
      Total direct premiums earned                      $12,011        $11,124        $36,229        $33,441
  Reinsurance, net                                          638            948          2,741          2,444
                                                        -------        -------        -------        -------
Total policy revenue                                    $11,373        $10,176        $33,488        $30,997
                                                        =======        =======        =======        =======

Deposits:
  Universal life                                        $ 2,528        $ 2,759        $ 8,241        $ 8,676
  Annuity                                                10,073         12,649         34,430         47,709
                                                        -------        -------        -------        -------
      Total deposits                                    $12,601        $15,408        $42,671        $56,385
                                                        =======        =======        =======        =======



NOTE D -- REINSURANCE

The Company has entered into various reinsurance treaties for the purpose of ceding the excess of life insurance over retention limits. Reinsurance contracts do not relieve the Company from its obligations to Policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The Company considers all of its reinsurance assets to be collectible, therefore, no allowance has been established for uncollectible amounts. The Company's retention limit is $300,000 per life for individual and group coverage. As of December 31, 1999, $1.4 billion of life insurance in force was ceded to other companies. The Company had assumed $33.4 million of life insurance in force as of December 31, 1999 (all of which pertains to Pennsylvania Employees' Group Life Insurance). Reinsurance recoveries for the three months ended September 30, 2000 and 1999 were $961 and $823, respectively. For the nine months ended September 30, 2000 and 1999, reinsurance recoveries were $2,246 and $1,584, respectively.

                       ERIE FAMILY LIFE INSURANCE COMPANY

NOTE E -- GEOGRAPHIC EXPANSION

On March 7, 2000, the Erie Insurance Group, of which the Company is a member, announced its intention to expand its marketing territory into Wisconsin. Wisconsin will be the tenth state served by the Company, in addition to the District of Columbia. In Wisconsin, the Company intends to write all lines of life and annuity products it currently offers.

NOTE F -- RECLASSIFICATION

Certain amounts, as previously reported in the 1999 financial  statements,  have
been  reclassified  to  conform  to  the  current  year's  financial   statement
presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 2000.

FINANCIAL OVERVIEW

Net income decreased to $6,026,086 or $0.64 per share in the third quarter of 2000, compared to $6,732,355, or $0.71 per share, for the third quarter of 1999. While the Company continued to produce strong investment gains and solid premium growth, a 12.1% increase in total benefits and expenses, including a 10.0% rise in benefits to Policyholders, contributed to the decrease in earnings per share for the third quarter 2000. Net income for the nine months ended September 30, 2000 increased 5.3% to $18,412,617, or $1.95 per share, compared to $17,492,723, or $1.85 per share, for the same period in 1999.

REVENUES

Analysis of Policy Revenue

Total policy revenue increased $1,197,088, or 11.8%, to $11,373,232 in the third quarter of 2000. Contributing to this growth was an increase in premiums on traditional life insurance policies of 9.4% to $8,541,560 for the quarter ended September 30, 2000. Total policies in force on traditional life insurance products increased 4.5% to 163,946 at September 30, 2000 compared to 156,899 policies at September 30, 1999. Total policy revenue increased $2,490,669, or 8.0%, to $33,488,151 for the nine months ended September 30, 2000, when compared to the same period in 1999.

In late 1999, the Company introduced a new life insurance product: ERIE Flagship Term. This new term insurance product is designed for sale of face amounts of $300,000 and above and complements the Company's Term Protector series. The Company retains 50% of the risk up to a maximum of $300,000 on each individual life. This new product, net of reinsurance premiums ceded, contributed $923,029 to total life premiums for the nine months ended September 30, 2000.

Because this new term product is more competitively priced for larger face amounts, the Company's reinsurance premiums ceded and related commission and expense allowances have increased during 2000. The reinsurance premiums ceded recognized in total life premiums for the Erie Flagship Term product amount to $271,487 for the nine months ended September 30, 2000.

Analysis of Investment-related Income

Net investment income increased $434,961, or 3.2%, in the third quarter of 2000 due to increased levels of investment from cash flows generated by the Company's operations and universal life deposits. Net investment income increased $3,208,197 or 7.9%, for the nine months ended September 30, 2000. Total invested assets of the Company were $890,505,883 at September 30, 2000, an increase of $73,046,002, or 8.9%, over the December 31, 1999 levels.

The Company invests in U.S. domestic and foreign private equity, real estate and fixed income limited partnerships. These investments represent 4.5% of total assets of the Company. The Company's equity in earnings of these limited partnerships increased $807,706 to $1,122,031 for the quarter ended September 30, 2000. For the nine months ended September 30, 2000, income from limited partnerships increased $2,834,234 to $3,492,283.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies increased $564,001, or 22.5% in the third quarter of 2000 to $3,069,124. For the nine months ended September 30, 2000, death benefits on life insurance policies increased $1,502,835, or 19.4%, to $9,239,325. This increase is consistent with the increase in the face amount of life insurance policies issued by the Company. The total face amount of policies in force at September 30, 2000 was approximately $15.1 billion, an increase of $1.7 billion, or 12.7%, over the September 30, 1999 amount of approximately $13.4 billion. The Company's mortality experience has been favorable over the long term and management believes its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased 8.5% to $10,086,656 in the third quarter of 2000, from $9,295,187 in the third quarter of 1999. For the nine months ended September 30, 2000, interest expense incurred on deposits increased $2,776,781 or 10.2%. The increase in interest expense was the result of an increase in the credited interest rate on annuity deposits during the first quarter of 2000 combined with the $33,134,592 increase in deposits at September 30, 2000 when compared to September 30, 1999. The interest rate credited on universal life deposits ranges from 6.0% to 6.75% in 2000 and 1999 while the rate credited on annuity deposits in 2000 increased to a range of 5.25% to 6.25% from 5.0% to 5.75% in 1999.

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The third quarter 2000 future life policy benefit expenses were $1,248,684, compared to $1,438,409 in the third quarter of 1999, a decrease of 13.2%. For the nine months ended September 30, 2000, life policy benefits increased $112,353 or 3.0%.

Amortization of deferred policy acquisition costs increased 43.4% to $1,642,431 in the third quarter of 2000. For the nine months ended September 30, 2000, the increase in amortization of deferred policy acquisition costs was $1,426,868, or 34.4%. The increase in amortization expense was caused by refinements in amortization methods used during interim periods during 2000 which more closely reflect actual results.

Analysis of Other Expenses

Total operating expenses, excluding taxes, licenses and fees, increased 12.6% to $2,573,899 in the third quarter of 2000 compared to $2,286,303 in the third quarter of 1999. For the nine months ended September 30, 2000, these expenses increased $1,108,637 or 16.1% to $7,995,929.

Certain operating expenses of the Company are paid by the Erie Indemnity Company, the management Company of the Erie Insurance Group, and reimbursed monthly by the Company. Additionally, a portion of the Erie Insurance Group common overhead expenses attributed to the Company are also reimbursed monthly. These expenses comprise the majority of the Company's general expenses.

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

General expenses, net of deferred policy acquisition costs, increased $111,286 or 5.9% to $1,993,657 for the quarter ended September 30, 2000. For the nine months ended September 30, 2000, net general expenses increased $1,298,561 or 24.0%, to $6,714,098. During 1999, certain expenses, including salaries and benefits, associated with the implementation of the Company's policy administration system, CyberLife, were capitalized in accordance with SOP 98-1 and therefore not charged against income in 1999. The capitalization of these costs ended in 1999 when the system was placed into use. These expenses are now being charged against income. In addition, amortization of the capitalized costs of the CyberLife system began in late 1999, when the system was placed into use.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Excluding   the  effect  of  the  1999   capitalized   costs  and  current  year
amortization, general expenses remained level for the nine months ended September 30, 2000, as compared to the same period in 1999.

Another component of total operating expenses is commissions to independent Agents. Direct commission costs include new and renewal commissions, production bonuses and promotional incentives to Agents. Direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as deferred policy acquisition costs (DAC). Commissions, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. For the nine months ended September 30, 2000, commission expense decreased $189,923 or 12.9%, to $1,281,831. The commission allowance received from reinsurers has increased $407,164 to $1,089,403, for the nine months ended September 30, 2000, due primarily to the introduction of the new ERIE Flagship Term product in late 1999.

Taxes, licenses and fees increased $93,361 to $464,215 in the third quarter of 2000 compared to $370,854 in the third quarter of 1999. For the nine months ended September 30, 2000, these expenses increased $384,919, or 32.7%, to $1,561,355, compared to $1,176,436 for the nine months ended September 30, 1999. A portion of this is the result of an increase in state premium tax expense due to increased premium volume and decreased guarantee association tax credits allowed to offset premium tax expenses. The remaining increase is due primarily to a second quarter 2000 refund of premium tax reimbursements collected from a reinsurer in prior years.

FINANCIAL CONDITION

Reserve Liabilities

The Company's primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On September 30, 2000, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments, as the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are liquid in order to meet commitments to our Policyholders. At September 30, 2000, the Company's investment portfolio consisting of cash, marketable short-term investments, investment grade bonds, common stock, and preferred stock, totaled $811.3 million or 80.3% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.

At September 30, 2000, the amortized cost of the Company's five largest investments in corporate debt securities totaled $33.2 million, none of which individually exceeded $8.0 million. These investments had a market value of $33.4 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the nine months ended September 30, 2000 was $14,454,418 compared to $5,603,453 for the nine months ended September 30, 1999. The Company's liquidity position remains strong as invested assets increased by more than $73 million during the first nine months of 2000 to $891 million.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $12,600,873 in the third quarter of 2000 and $15,408,713 in the third quarter of 1999.

The Company's current commitments for expenditures as of September 30, 2000 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to Shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet any foreseeable cash requirements.

As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. At September 30, 2000 and 1999, there were no borrowings on this line of credit.

The Company's fourth quarter dividend was approved by the Board of Directors on October 10, 2000. The $0.18 per share dividend will be paid on January 2, 2001 to Shareholders of record as of December 19, 2000. In 1999, the Company's quarterly dividend was declared on September 14, to be paid on January 3, 2000.

The Company's 1999 year-end Risk Based Capital Analysis as reflected in its 1999 statutory annual statement shows total adjusted capital of $128,324,572 and authorized control level risk based capital of $26,506,217. These results are indicative of the strong capital position of the Company and are well in excess of levels that would require regulatory action.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company's 1999 Annual Report on Form 10-K. There have been no material changes in such risks or the Company's periodic reviews of asset and liability positions during the nine months ended September 30, 2000. The information contained in the Investments section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Fianacial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ended September 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Erie Family Life Insurance Company
                                                          (Registrant)

Date: November 13, 2000                           \s\   Stephen A. Milne
                                             (Stephen A. Milne, President & CEO)


                                                  \s\   Philip A. Garcia
                              (Philip A. Garcia, Executive Vice President & CFO)