Form 10-K
period 2000-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 2001-03-19
CIK 33416

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                                (NO FEE REQUIRED)

For the fiscal year ended December 31, 2000

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

              Yes    X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on February 15, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Annual Report to shareholders for the fiscal year ended December 31, 2000 (the "Annual Report") are incorporated by reference into Parts II and IV of this Form 10-K Report.

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

                                     PART I


ITEM 1.  BUSINESS

       Erie Family Life Insurance Company (hereinafter referred to as the "Company" or "Erie Family Life") was incorporated in the Commonwealth of Pennsylvania on May 23, 1967 and commenced business on September 1, 1967. The Company is primarily engaged in the business of underwriting and selling nonparticipating individual and group life insurance policies, including universal life. Erie Family Life also sells individual and group annuities. During the last quarter of 2000, the Company issued its first disability income product. This product is designed to protect the Policyholder's mortgage if the insured becomes disabled by providing the owner with income to maintain home mortgage payments for the duration of the loan. Erie Family Life's common stock is owned by Erie Indemnity Company (21.6%) and by Erie Insurance Exchange (53.5%). The remaining stock is held by the public, predominantly by directors, agents and employees of Erie Indemnity Company.

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

Products

       The Company's portfolio of life insurance includes permanent life, endowment and term policies, including whole life, mortgage and decreasing term, group, and universal life insurance. In terms of face value, new life business issued in 2000 and 1999 had a ratio of 8:1 and 5:1, respectively, of term insurance to whole life insurance coverage. Contributing to the increased ratio of term to whole life insurance face value was the introduction of the Company's new life insurance product in late 1999, the ERIE Flagship Term. This new insurance product is designed for sale of face amounts of $300,000 and above.

       Life insurance premiums and annuity deposits have been the primary sources of cash inflows for the Company.

                                                              Classes of Life Insurance
                                                    Percentage of Total Sales, Net of Reinsurance

                                                          For the year ended December 31,

       Class                                         2000      1999       1998      1997      1996
       -----                                         ----      ----       ----      ----      ----
       Ordinary Life (including Term,
         Whole Life and Universal Life)              94.2%      93.7%     93.4%     93.3%     93.3%
       Group and other                                5.8        6.3       6.6       6.7       6.7
                                                    -----      -----     -----     -----     -----
                                                    100.0%     100.0%    100.0%    100.0%    100.0%

       Certain elements of revenue and expense reflect the requirements of Financial Accounting Standard (FAS) 97. FAS 97 prescribes a uniform method by which life insurance companies record certain long-term contracts, specifically annuities, universal life, and other interest-sensitive products. This method involves separating the premium income into the "premium" portion (shown in revenue) which represents insurance protection purchased, and the "deposit" portion, which represents funds to be held at interest for future uses. Under this standard, the "deposit" portion of the premium received is accounted for using methods applicable to comparable "interest bearing obligations" of other types of financial institutions.

       The Erie Insurance Group affiliated property and casualty insurance companies periodically purchase annuities from the Company in connection with the structured settlement of claims. Structured settlement annuities sold to affiliated property/casualty companies totaled $16,167,642, $23,312,225 and $17,883,171 in 2000, 1999, and 1998, respectively. Also included in the annuity deposits are annuity contracts purchased by the Erie Insurance Group Retirement Plan for Employees. These annuity contracts totaled $5,626,892 in 2000, $5,321,738 in 1999 and $6,413,460
       in 1998.

                                                              Classes of Deposits
                                                         For the year ended December 31,

       Class                             2000              1999            1998           1997            1996
       -----                             ----              ----            ----           ----            ----

       Universal Life Deposit       $  11,198,124   $  11,792,172  $    10,692,515  $   10,733,738  $    9,465,576
       Annuity Deposit                 51,060,326      67,114,641       56,727,779      58,306,640      58,250,822
                                    -------------   -------------  ---------------  --------------  --------------
                                    $  62,258,450   $  78,906,813  $    67,420,294  $   69,040,378  $   67,716,398

       Annuity product offerings compete with other available investment products including, but not limited to, common and preferred stocks, bonds, mutual funds and other instruments. The Company's ability to attract policyholders depends in large part on the relative
       attractiveness   of  its  products  compared  to  those  other  available
       products. Factors such as the interest rate environment and the performance of the stock market influence this ability.

       The Company reinsures a portion of its business under a number of different reinsurance agreements. The primary purpose of this reinsurance is to enable the Company to write a policy in an amount larger than the Company is willing to assume for itself. The secondary purposes are to receive commissions on the reinsurance ceded and in some instances to participate in the profits of the reinsured business by way of an "experience rating refund." The Company currently reinsures with other insurance companies the portion of the insurance coverage above acceptable retentions. The retention limits on an acceptable risk is $300,000 per life for individual and group coverage. For its disability income product, the Company has a 50% coinsurance agreement with its reinsurer. For its Erie Flagship Term product, the Company has a 50% coinsurance agreement with a maximum retention of $300,000 with its reinsurers.

Marketing

       The Company markets its products through independent agents in ten jurisdictions. The 2000 statutory direct premium revenue for those jurisdictions is made up of: Pennsylvania (66.69%), Maryland (7.03%), Ohio (6.88%), Virginia (6.58%), North Carolina (3.54%), West Virginia (3.21%), Indiana (2.85%), Tennessee (.94%), Illinois (.38%), and the District of Columbia (.06%). The policies sold are evaluated by the Company's Underwriting Department which accepts or declines applicants for insurance. Premium on policies which are accepted may be standard or rated, depending on the nature of the risk.

       In the third quarter 2001, the ERIE Insurance Group will expand its marketing territory into the state of Wisconsin. In Wisconsin, the Company intends to write all lines of life, health and annuity products it currently offers.

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

       Federal legislative initiatives on financial services reform, begun in 1997, culminated in the enactment of Senate Bill 900, the Financial Services Modernization Act, which significantly changes the way insurance companies, banks and securities firms are regulated. The elimination of some regulatory barriers to banks entering the insurance market, privacy initiatives concerning the consumer data held by financial institutions and the interjection of federal government agencies into the traditionally state-regulated insurance industry may materially change the ground rules under which insurance products are marketed.

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

       Annuities are subject to varying interest rates determined at the discretion of the Company subject to certain minimums. During 2000, deposits to individual annuities earned interest at rates ranging from 5% to 6.25%. Management believes the fair value of annuity and universal life deposits approximates the amounts recorded in the financial statements, since these obligations are generally subject to fluctuating interest rates.

Insurance Regulation

       The Company is subject to supervision and regulation by the insurance departments of the states in which it does business. Although the extent of the regulation varies from state to state, generally the supervisory agencies are vested with broad regulatory powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, licensing of agents, approval of policy forms, deposits of securities as for the benefits of policy owners, and investments and maintenance of specified reserves and capital, all designed primarily for the protection of policy owners. In accordance with the rules of the National Association of Insurance Commissioners (NAIC), the Company is examined periodically by one or more of the state supervisory agencies. The last completed examination of the Company was conducted by the Pennsylvania Insurance Department and covered the five years ended December 31, 1995. The Company has received notification from the Pennsylvania Insurance Department of its intentions to examine, in 2001, the five year period ended December 31, 2000.

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

       Erie Family Life has regulatory total adjusted capital of $126 million and a ratio of total adjusted capital to authorized control level risk-based capital of more than 4.5:1 at December 31, 2000. The Company's ratios significantly exceed the minimum NAIC risk-based capital requirements.

       In 1998, the NAIC completed a process to codify statutory accounting practices for certain insurance enterprises (Codification). These codified statutory accounting principles will be effective beginning January 1, 2001. The Codification will result in changes to the Company's statutory-basis financial statements. The impact will not be material to the Company's statutory surplus.

Employees

       Services of 116 full-time Employees are provided through Erie Indemnity Company. Five of the employees are officers. Employee expenses along with other operating expenses are paid by the Erie Indemnity Company and reimbursed by the Company on a monthly basis. None of the Employees are covered by collective bargaining agreements and the Company believes its Employee relations are good.

Other Data
                    The Company's Lapse Rate for 2000 and 1999 was 8.5% and 8.0%, respectively.

                    Total Life Insurance In Force for the last five years Net of Reinsurance was:

                                2000 - $13,918,295,000
                                1999 - $13,031,594,000
                                1998 - $11,961,512,000
                                1997 - $10,754,141,000
                                1996 - $ 9,646,962,000

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

ITEM 2.  PROPERTIES

The Company owns real property for investment purposes as provided in Schedule I "Summary of Investments other than Investments in Related Parties." This investment property is leased to the Erie Indemnity Company. Rental income for 2000 was $308,732. The executive and administrative offices of the Company are located in the headquarters office of Erie Insurance Group in Erie, Pennsylvania. The Company pays other members of the group an amount determined by an agreement for office space and for the use of facilities, equipment and services.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote to shareholders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


The information set forth on page 27 of the Company's 2000 Annual Report is incorporated herein by reference.

The following sets forth the range of high and low closing prices of the Company's stock by quarter:

                               2000                             1999
                         Low          High                Low          High
                         -----        -----               -----        -----
First Quarter            17 5/8       20 3/4              17 1/2       21 1/8

Second Quarter           17 3/8       21                  18 1/2       21

Third Quarter            18           19 1/2              19           21 1/2

Fourth Quarter           16           19                  20 1/8       21 15/16


ITEM 6.  SELECTED FINANCIAL DATA

The information contained in "Selected Financial Data" on page 20 of the Company's 2000 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth on pages 21 through 27 of the Company's 2000 Annual Report is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 25 and 26 of the Company's 2000 Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2000 Financial Statements and the Company's Independent Auditors' Report on pages 29 through 43 of the Company's 2000 Annual Report are incorporated herein by reference, as is the unaudited information set forth in the Notes to the Financial Statements under the caption "Quarterly Results of Operations (Unaudited)" on pages 42 through 43.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                          Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 12/31/00                            Held During the Last Five Years
Samuel P. Black, III 1,3,4                Director since 1997.  President, Treasurer  and Secretary, Samuel P. Black &
       58                                 Associates,  Inc.-insurance  agency;  Director--the Company,  Erie Insurance
                                          Company, Flagship City Insurance Company, Erie Insurance Property & Casualty
                                          Company  and  Erie  Indemnity  Company,  Attorney-in-Fact for Erie Insurance
                                          Exchange.

J. Ralph Borneman, Jr.3,4                 Director  since 1992.  President  and Chief Executive Officer, Body-Borneman
       62                                 Associates, Inc., insurance agency. President, Body-Borneman,Ltd. and  Body-
                                          Borneman,  Inc., insurance  agencies.  Director-the Company,  Erie Insurance
                                          Company,  Erie  Indemnity  Company,  Attorney-in-Fact  for  Erie   Insurance
                                          Exchange,  Erie Insurance  Company of New York and National Penn Bancshares.

John J. Brinling, Jr.                     Executive  Vice  President  of  the  Company  since December 1990.  Division
       53                                 Officer 1984 - Present. Director--Erie Insurance Company of New York.


Patricia Garrison-Corbin 2,4,5C           Director  since  2000.  President, P.G. Corbin  &  Company  1987  -  Present.
       53                                 Director-the Company,  Erie  Insurance  Company  and  Erie Indemnity Company,
                                          Attorney-in-Fact for Erie Insurance Exchange.

Robert H. Dreyer                          Senior Vice President of the Company since 1990. Chief Actuary 1983- Present.
       63

Philip A. Garcia                          Executive  Vice  President  and  Chief Financial Officer of the Company,Erie
       44                                 Insurance  Company,  Erie  Indemnity  Company,  Attorney-in-Fact  for   Erie
                                          Insurance Exchange, Flagship City Insurance Company, Erie Insurance Property
                                          & Casualty Company and Erie Insurance Company of New York since October 1997.
                                          Senior  Vice  President  and  Controller 1993 - 1997. Director-Flagship City
                                          Insurance  Company,  Erie  Insurance  Property & Casualty  Company  and Erie
                                          Insurance Company of New York.



1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairman



                                          Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 12/31/00                            Held During the Last Five Years
Susan Hirt Hagen 1,*                      Director  since  1980.  Managing  Partner,  Hagen,  Herr  &  Peppin,  Group
       65                                 Relations Consultants  since  1990;  Director-the  Company,  Erie Insurance
                                          Company  and  Erie  Indemnity  Company, Attorney-in-Fact for Erie Insurance
                                          Exchange, since 1980.

F. William Hirt 1C,*                      Director since 1967.  Chairman of the Board of the Company,  Erie Insurance
       75                                 Company,  Erie  Indemnity  Company,  Attorney-in-Fact  for  Erie  Insurance
                                          Exchange,  Erie  Insurance  Property & Casualty  Company and Flagship  City
                                          Insurance  Company  since  September  1993;  Chairman  of the Board of Erie
                                          Insurance  Company of New York since April 1994.  Chairman of the Executive
                                          Committee of the Company and the Erie Indemnity  Company,  Attorney-in-Fact
                                          for Erie Insurance  Exchange since  November  1990;  Interim  President and
                                          Chief   Executive   Officer  of  the  Company,   Erie  Indemnity   Company,
                                          Attorney-in-Fact for Erie Insurance Exchange,  Erie Insurance Company, Erie
                                          Insurance Property & Casualty Company,  Flagship City Insurance Company and
                                          Erie  Insurance  Company of New York from  January 1, 1996 to February  12,
                                          1996;  Chairman of the Board,  Chief Executive  Officer and Chairman of the
                                          Executive    Committee   of   the   Company,    Erie   Indemnity   Company,
                                          Attorney-in-Fact for Erie Insurance Exchange and Erie Insurance Company for
                                          more than five years prior thereto;  Director--the  Company, Erie Insurance
                                          Company,   Flagship  City  Insurance   Company,   Erie  Indemnity  Company,
                                          Attorney-in-Fact  for Erie Insurance  Exchange,  Erie Insurance  Property &
                                          Casualty Company and Erie Insurance Company of New York.

Samuel P. Katz 2,3                        Director since 2000. Founder,  President and Chief Executive Officer, Enter
       51                                 Sport Capital  Advisors,  Inc. 1997 - Present;  Partner,  Stafford  Capital
                                          Partners,  L.P. 1994 - 1997; Director-- the Company, Erie Insurance Company
                                          and Erie Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange.

Claude C. Lilly, III 2                    Director since 2000. Interim Dean, Belk College of Business Administration,
       54                                 University of North  Carolina,  Charlotte  1998 - Present;  James H. Harris
                                          Chair  of  Risk   Management  and  Insurance,   Belk  College  of  Business
                                          Administration,  University  of North  Carolina,  Charlotte,  August 1997 -
                                          Present; Chief Executive Officer,  Quinstone, Inc., 1995 - 1996; Director--
                                          the  Company,   Erie  Insurance   Company  and  Erie   Indemnity   Company,
                                          Attorney-in-Fact for Erie Insurance Exchange.

1 Member of Executive Committee
2 Member of Audit Committee
3 Member of  Executive Compensation Committee
* F. William Hirt is the brother of Susan Hirt Hagen.
C Committee Chairman


                                          Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 12/31/00                            Held During the Last Five Years
Stephen A. Milne 1,5                      Director since 1996.  President and Chief Executive Officer of the Company,
       52                                 Erie Insurance Company,  Erie Indemnity Company,  Attorney-in-Fact for Erie
                                          Insurance  Exchange,   Flagship  City  Insurance  Company,  Erie  Insurance
                                          Property & Casualty  Company and Erie  Insurance  Company of New York since
                                          1996;  Executive  Vice  President  of  the  Erie  Insurance  Company,  Erie
                                          Indemnity Company,  Attorney-in-Fact for Erie Insurance Exchange,  Flagship
                                          City Insurance Company, Erie Insurance Property & Casualty Company and Erie
                                          Insurance  Company  of New York 1994 - 1996.  Director--the  Company,  Erie
                                          Insurance  Company,  Erie  Indemnity  Company,  Attorney-in-Fact  for  Erie
                                          Insurance  Exchange and Erie Insurance  Company of New York,  Flagship City
                                          Insurance Company and Erie Insurance Property & Casualty Company.

Henry N. Nassau 1,5                       Director  since 2000.  Managing  Director,  General  Counsel and Secretary,
       46                                 Internet Capital Group 1999 - Present; Partner and Chairman of the Business
                                          Dept.,  Dechert,  Price & Rhoads 1987 - 1999;  Director-- the Company, Erie
                                          Insurance  Company and Erie Indemnity  Company,  Attorney-in-Fact  for Erie
                                          Insurance Exchange.

Timothy G. NeCastro                       Senior  Vice  President  and  Controller  of the  Company,  Erie  Insurance
       40                                 Company,  Erie  Indemnity  Company,  Attorney-in-Fact  for  Erie  Insurance
                                          Exchange,  Flagship  City  Insurance  Company,  Erie  Insurance  Property &
                                          Casualty  Company  and  Erie  Insurance  Company  of New York  since  1997.
                                          Department Manager - Internal Audit 1996 - 1997.

John M. Petersen 1,4C                     Director since 1980. Retired;  President and Chief Executive Officer of the
       72                                 Company,  Erie  Indemnity  Company,  Attorney-in-Fact  for  Erie  Insurance
                                          Exchange, Erie Insurance Company,  Flagship City Insurance Company and Erie
                                          Insurance  Property  &  Casualty  Company  1993 - 1995 and  Erie  Insurance
                                          Company of New York 1994 - 1995;  President,  Treasurer and Chief Financial
                                          Officer  of the  Erie  Indemnity  Company,  Attorney-in-Fact  for the  Erie
                                          Insurance  Exchange,  Erie Insurance Company and Erie Family Life Insurance
                                          Company  1990 - 1993,  and of  Flagship  City  Insurance  Company  and Erie
                                          Insurance Property & Casualty Company since 1992 and 1993, respectively, to
                                          September 1993;  President,  Treasurer and Chief  Financial  Officer of the
                                          Company and Executive Vice President, Treasurer and Chief Financial Officer
                                          of the Erie  Indemnity  Company,  Attorney-in-Fact  for the Erie  Insurance
                                          Exchange and Erie Insurance Company for more than five years prior thereto;
                                          Director--the  Company,  Erie  Insurance  Company,  Flagship City Insurance
                                          Company,  Erie  Indemnity  Company,  Attorney-in-Fact  for  Erie  Insurance
                                          Exchange,  Erie  Insurance  Property &  Casualty  Company,  Erie  Insurance
                                          Company of New York, and Spectrum Control.

1 Member of Executive Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairman



                                          Present Principal Position with Erie
Name and Age                              Family Life and Other Material Positions
as of 12/31/00                            Held During the Last Five Years
Jan R. Van Gorder 1                       Director since 1990. Senior Executive Vice President, Secretary and General
       53                                 Counsel of the Company,  Erie Indemnity Company,  Attorney-in-Fact for Erie
                                          Insurance  Exchange,  and Erie Insurance Company since 1990 and of Flagship
                                          City Insurance Company and Erie Insurance Property & Casualty Company since
                                          1992 and 1993, respectively and of Erie Insurance Company of New York since
                                          1994. Senior Vice President,  Secretary and General Counsel of the Company,
                                          Erie Insurance  Company and Erie Indemnity  Company,  Attorney-in-Fact  for
                                          Erie   Insurance   Exchange  for  more  than  five  years  prior   thereto;
                                          Director--the  Company,  Erie  Insurance  Company,  Flagship City Insurance
                                          Company, Erie Insurance Property & Casualty Company, Erie Insurance Company
                                          of New York and Erie Indemnity Company, Attorney-in-Fact for Erie Insurance
                                          Exchange.

Douglas F. Ziegler                        Senior  Vice  President,  Treasurer  and Chief  Investment  Officer  of the
       50                                 Company since 1993.  Senior Vice President,  Treasurer and Chief Investment
                                          Officer  of  the  Erie   Insurance   Company,   Erie   Indemnity   Company,
                                          Attorney-in-Fact  for Erie  Insurance  Exchange,  Flagship  City  Insurance
                                          Company and Erie Insurance  Property & Casualty  Company and Erie Insurance
                                          Company of New York. Director--Erie Insurance Company of New York.

Robert C. Wilburn 2C,3C,4,5               Director  since 1999.  Distinguished  Service  Professor,  Carnegie  Mellon
        57                                University  since 1999;  President and Chief  Executive  Officer,  Colonial
                                          Williamsburg Foundation 1992 - 1999; Director - the Company, Erie Insurance
                                          Company and Erie  Indemnity  Company,  Attorney-in-Fact  for Erie Insurance
                                          Exchange.


1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairman


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The Company is a member of an insurance holding company system pursuant to Pennsylvania law under which insurance companies are required to have nominating, audit and executive compensation committees composed solely of directors who are not officers, employees or controlling shareholders of the Company or any entity controlling the Company. Insurance companies can satisfy this requirement if the insurance company is controlled by an insurer or a publicly held corporation that has committees that comply with this requirement. Erie Indemnity Company, holder of 21.6% of the Company's stock directly and 53.5% of the Company's stock as attorney-in-fact for Erie Insurance Exchange, has committees which meet these requirements.

The following table sets forth the compensation during each of the three fiscal years ended December 31, 2000, 1999, and 1998, awarded to, earned by or paid to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company during 2000 for services rendered in all capacities to the Company, Erie Indemnity Company, Erie Insurance Exchange (the "Exchange") and their subsidiaries and affiliates.

                                                      Annual Long-Term
                                                        Compensation


Name and                                                      Other Annual       Restricted       LTIP      All Other
Principal Position         Year        Salary     Bonus       Compensation      Stock Awards     Payouts    Compensation
------------------------------------------------------------------------------------------------------------------------
                                                     (1)           (2)               (3)            (4)         (5)
Stephen A. Milne           2000     $   677,606  $   627,417   $     5,913       $   162,971   $    73,476  $    74,145
President and Chief        1999         633,600      495,201         2,595                 0             0       64,649
Executive Officer          1998         587,892      436,683         2,924                 0             0       66,051

Jan R. Van Gorder          2000     $   359,167  $   268,681   $     4,120       $    97,002   $    43,726  $    28,046
Senior Executive Vice      1999         335,482      150,653         2,614                 0             0       26,492
President, Secretary       1998         321,032      142,340         3,439                 0             0       27,887
& General Counsel

Jeffrey A. Ludrof          2000     $   273,985  $   203,145   $     1,362       $    48,173   $    21,715  $    18,265
Executive Vice             1999         216,432       95,769            76                 0             0       13,063
President                  1998         171,019       74,860             0                 0             0        5,444

Philip A. Garcia           2000     $   262,177  $   198,593   $     1,813       $    45,222   $    20,398  $    14,809
Executive Vice             1999         244,720      119,302           763                 0             0       13,475
President & Chief          1998         224,040       97,641           779                 0             0       20,677
Financial Officer

John J. Brinling Jr.       2000     $   248,530  $   160,129   $     2,246       $    64,807   $    30,780  $    29,375
Executive Vice             1999         238,168      101,575         2,454                 0             0       24,875
President of               1998         224,686      102,132         3,279                 0             0       25,731
EFL


(1) All amounts exhibited above are before individual income taxes. The amounts indicated in the "Bonus" column above represent amounts earned by the named executives during 2000, 1999 and 1998, under the Company's Annual Incentive Plan. The purpose of the Annual Incentive Plan is to promote the best interests of the Erie Insurance Exchange while enhancing shareholder value of the Company by basing a portion of selected employees' compensation on the performance of such employee and the Company. Performance measures are established by the Executive Compensation Committee based on the attainment of individual performance goals and the Company's financial goals compared to a selected peer group. The amounts indicated also include reimbursement for minor perquisites in the amounts of $16,708, $10,696, $9,253, $10,274 and
       $14,771 for Messrs. Milne, Van Gorder, Ludrof, Garcia, and Brinling, respectively.

(2) Amounts indicated in the "Other Annual Compensation" column include the taxable value of group term life insurance in excess of $50,000 and the associated tax reimbursement for the named executive officers. Amounts also include dividends paid on behalf of the Long-Term Incentive Plan.

(3) The "Restricted Stock Awards" column includes Long-Term Incentive Plan benefits awarded in February 2000 that remain restricted at December 31, 2000. The shares were valued using the share price at December 31, 2000; these values are noted in the "Summary Compensation Table". For Messrs. Milne, Van Gorder, Ludrof, Garcia, and Brinling, respectively, the number of shares awarded were: 5,467, 3,254, 1,616, 1,517 and 2,174. See
       "Long-Term Incentive Plan Awards in Last Fiscal Year" table for a detailed description of the Plan. Long-Term Incentive Plan dividends earned in the current year are reported in "Other Annual Compensation" when paid or in "All Other Compensation" when deferred.

(4) The "LTIP Payouts" column includes Long-Term Incentive Plan benefits awarded in February 2000 that became unrestricted at December 31, 2000. These shares were distributed in January 2001 and valued using the actual share price at the time of payment. The number of shares distributed for Messrs. Milne, Van Gorder, Ludrof, Garcia and Brinling, respectively, were: 1,507, 897, 445, 506 and 346. Messr. Brinling deferred the distribution of 543 shares; these shares were valued using the share price as of December 31, 2000.

(5) Amounts shown in the "All Other Compensation" column include matching contributions made by the Company pursuant to the Company's Employee Savings Plan, premiums paid by the Company on behalf of the named individuals on the split dollar life insurance policies, expenses for spousal travel, and deferred dividends and related earnings. For the year 2000, contributions made to the Employee Savings Plan amounted to $20,143, $10,736, $8,214, $7,831 and $7,456, on behalf of Messrs. Milne,
       Van Gorder, Ludrof, Garcia and Brinling, respectively. For the year 1999, contributions made to the Employee Savings Plan amounted to $14,308, $9,084, $6,365, $6,461 and $7,145 on behalf of Messrs. Milne, Van Gorder, Ludrof, Garcia and Brinling, respectively. For the year 1998, contributions made to the Employee Savings Plan amounted to $15,507, $10,391, $5,444, $6,559 and $7,911 on behalf of Messrs. Milne, Van
       Gorder, Ludrof, Garcia and Brinling, respectively. Premiums paid during 2000 for split dollar life insurance policies for Messrs. Milne, Van Gorder, Ludrof, Garcia, and Brinling, respectively, were: $50,132, $17,310, $6,674, $6,978 and $17,634. Premiums paid during 1999 for split dollar life insurance policies for Messrs. Milne, Van Gorder, Ludrof, Garcia and Brinling, respectively, were as follows: $50,341, $17,408, $6,698, $7,014 and $17,730. Premiums paid during 1998 for split dollar life insurance policies for Messrs. Milne, Van Gorder, Ludrof, Garcia and Brinling, respectively, were as follows: $50,544, $17,496, $-0-, $14,118 and $17,820. The Company is entitled to recover the premiums from any proceeds paid on such split dollar life insurance policies and has retained a collateral interest in each policy to the extent of the premiums paid with respect to such policies. Expenses for spousal travel were $3,870, $-0-, $3,377, $-0- and $3,377, for Messrs. Milne, Van
       Gorder, Ludrof, Garcia and Brinling, respectively. Messr. Brinling also had deferred dividends of $881 and interest on deferred dividends of $27.

Agreements with Executive Officers

     The Company has entered into employment agreements with the following senior executive officers of the Company: Stephen A. Milne, President and Chief Executive Officer of the Company; Jan R. Van Gorder, Senior Executive Vice President, Secretary and General Counsel of the Company; Philip A. Garcia, Executive Vice President and Chief Financial Officer of the Company; Jeffrey A. Ludrof, Executive Vice President of the Company and John J. Brinling, Jr., Executive Vice President of EFL. At a meeting of the Board of Directors held on December 12, 2000, the Board of Directors extended the term of each executive officer's employment agreement for one year. The employment agreements have the following principal terms:

(a) A four-year term for Mr. Milne, expiring in December 2004, and for the other executives a two-year term expiring in December 2002, unless the agreement is theretofore terminated in accordance with its terms, with or without cause, or due to the disability or death of the officer or notice of nonrenewal is given by the Company or the executive 30 days before any anniversary date;

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

Long-Term Incentive Plan

The Company has established a Long-Term Incentive Plan that is designed to enhance the growth and profitability of the Company by providing the incentive of long-term rewards to key employees who are capable of having a significant impact on the performance of the Company; to attract and retain employees of outstanding competence and ability and to further align the interests of such employees with those of the shareholders of the Company. The Plan was approved by shareholders in 1997 as a performance-based plan under the Internal Revenue Code of 1986, as amended (the Code). Each of the named executives has been granted awards of phantom share units under the Company's Long-Term Incentive Plan based upon a target award calculated as a percentage of the executive's base salary. The total value of any phantom share units will be determined at the end of the performance period based upon the growth in the Company's retained earnings. Each executive will then be entitled to receive restricted shares of Class A Common Stock of the Erie Indemnity Company equal to the dollar value of the phantom share units at the end of the performance period. The vesting period for the restricted shares of Class A Common Stock issued to each executive is three years after the end of the performance period. If an executive ceases to be an employee prior to the end of the performance period, the executive forfeits all phantom share units awarded. If an executive ceases to be an employee prior to the end of the vesting period, the executive forfeits all unvested restricted shares previously granted. The following table sets forth target awards granted to the Company's five highest paid executive officers (i) for the three-year performance period 2000 through 2002, (ii) for the three-year performance period of 1999 through 2001 and (iii) for the three-year performance period of 1998 through 2000.


                            LONG-TERM INCENTIVE PLAN
                           AWARDS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------------------

Name                   Number of Shares,      Performance                          Estimated Future Payouts
                        Units or Other      or Other Period                            Under Non-Stock
                          Rights (#)       Until Maturation                            Price-Based Plans
                                                or Payout
-------------------------------------------------------------------------------------------------------------------------------
                      Phantom Share Units                      Threshold          Target          Maximum
-------------------------------------------------------------------------------------------------------------------------------
Milne, S.                    75,602           1998-2000            -0-            $377,623             (1)
                             79,031           1999-2001            -0-            $420,000             (1)
                             97,047           2000-2002            -0-            $513,600             (1)

Van Gorder, J.               22,495           1998-2000            -0-            $112,361             (1)
                             33,224           1999-2001            -0-            $176,568             (1)
                             35,365           2000-2002            -0-            $187,162             (1)

Garcia, P.                   14,028           1998-2000            -0-            $ 70,070             (1)
                             23,083           1999-2001            -0-            $126,500             (1)
                             25,815           2000-2002            -0-            $136,620             (1)

Brinling, J.                 15,023           1998-2000            -0-            $ 75,038             (1)
                             23,520           1999-2001            -0-            $124,992             (1)
                             25,035           2000-2002            -0-            $132,492             (1)

Ludrof, J.                   11,953           1998-2000            -0-            $ 59,707             (1)
                             23,427           1999-2001            -0-            $124,498             (1)
                             25,815           2000-2002            -0-            $136,620             (1)

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

Under the Retirement Plans, credited years of service is capped at 30 years. Credited years of service for each of the individuals named in the Summary Compensation Table is as follows: Stephen A. Milne - 24 years, Jan R. Van Gorder
- 20 years, John J. Brinling, Jr. - 30 years, Philip A. Garcia - 20 years and Jeffrey A. Ludrof - 20 years.

The benefits under Retirement Plans are computed on the basis of straight-life annuity amounts and a life annuity with a ten-year certain benefit. The benefits listed in the Pension Plan Table are not subject to deduction for Social Security or other offset amounts. The information in the foregoing table does not reflect certain limitations imposed by the Code. Beginning in 1994, the Code prohibits the inclusion of earnings in excess of $150,000 per year (adjusted periodically for cost of living increases) in the average earnings used to calculate benefits. The Code also limits the maximum annual pension (currently $140,000, but adjusted periodically for cost of living increases) that can be paid to each eligible employee. A Supplemental Employee Retirement Plan for senior management is in effect which provides benefits in excess of the earnings limitations imposed by the Code similar to those provided to all other full time employees as if the Code limitations were not in effect. Those benefits are incorporated into the Pension Plan Table.

Director Compensation

The annual retainer for the directors of all members of the Group, including the Company, is $25,000, plus $1,500 for each meeting attended and $1,500 for each committee meeting attended plus an additional $2,000 per year for each committee chairperson. The directors are also reimbursed for their expenses incurred in attending meetings. Officers of the Company who serve as directors are not compensated for attendance at meetings of the Board of Directors and its committees. The Erie Indemnity Company also has a deferred compensation plan for certain directors of the Company. The Company receives an allocated portion of its share of these charges. The total amount allocated to the Company in 2000 for directors fees and other charges was $131,281. Director Petersen also is compensated pursuant to a consulting arrangement as disclosed in Item 13.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee (the "Compensation Committee") of the Company presently consists of Robert C. Wilburn, Chairman, Samuel P. Black, III,
J. Ralph Borneman, Jr., and Samuel P. Katz. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its affiliates(1). Furthermore, no executive officer of the Company serves as a member of a compensation committee of another entity, one of whose executive officers serves on the Compensation Committee, or as a director of the Company, nor does any executive officer of the Company serve as a director of another entity, one of whose executive officers serves on the Compensation Committee. Mr. Borneman is the President and a principal shareholder of Body-Borneman Associates, Inc., Body-Borneman, Inc. and Body-Borneman, Ltd., all of which are independent insurance agencies representing a number of insurers, including the Company and its insurance affiliates. Mr. Black is the President, Treasurer and Secretary and a principal shareholder of Samuel P. Black & Associates, Inc., which is an independent insurance agency representing a number of insurers, including the Company and its insurance affiliates.
---------------------------------------------------

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

   Samuel P. Black, III is an officer of the insurance agencies named herein which receive commissions in the ordinary course of business from the Company. Mr. Black does not qualify as an outside director for purposes of approving performance-based incentive plans as qualified under section 162(m) of the Code. Mr. Black has excused himself from voting on such plans as a member of the Compensation Committee.

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

Under Section 162(m) of the Code, the Company is not allowed a federal income tax deduction for compensation, under certain circumstances, paid to certain executive officers to the extent that such compensation exceeds $1 million per officer in any fiscal year. Stephen A. Milne, President and Chief Executive Officer of the Company is the only officer of the Company who has received compensation in excess of $1 million in any fiscal year to date. The
Compensation Committee may consider adopting policies with respect to this limitation on deductibility when appropriate.

The Compensation Committee reviewed the salary ranges and base salaries of the four highest paid executives, including the Chief Executive Officer, in 2000. The Compensation Committee has position descriptions for the four highest paid executives of the Company, including the Chief Executive Officer, which define the responsibilities and duties of each position. The position descriptions also delineate the functional areas of accountability and the qualifications and skills required to perform such responsibilities and duties. The Compensation Committee then reviews the salary ranges for the Chief Executive Officer and the other three highest paid executives, comparing the ranges to third party data compiled for similar positions with other property and casualty and life insurers.

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

Compensation for the Chief Executive Officer consists primarily of salary, annual incentive and long-term incentive payments and minor perquisites which amount to less than 10% of the Chief Executive Officer's salary and bonus. The Board of Directors approved adoption of an annual incentive plan and long-term incentive plan for senior executives of the Company as recommended by the Executive Committee at its meeting of March 11, 1997 (the "Annual Incentive Plan" and the "Long-Term Incentive Plan," respectively). The purpose of the Annual Incentive Plan is to promote the best interests of the Exchange while enhancing shareholder value of the Company and to promote the attainment of significant business objectives for the Company and its affiliates by basing a portion of the executives' compensation on the attainment of both premium growth and underwriting profitability goals. The annual incentive awards will be paid in cash only.

Annual Incentive Plan target award levels, expressed as a percentage of base salary, are established annually by the Compensation Committee. Payments under the Annual Incentive Plan are based on a combination of individual executive performance and the performance of the Company and its affiliates.

The Long-Term Incentive Plan, which was approved by shareholders on April 27, 1997, for purposes of qualifying the plan as a performance-based plan under
Section 162(m) of the Code, is designed to maximize returns to shareholders by linking executive compensation to the overall profitability of the Company and its affiliates. Target award amounts, expressed as a percentage of base salary, are determined by comparisons to peer companies and approved by the Compensation Committee.

Performance factors applicable to the Company and its affiliates, such as property and casualty insurance loss ratios, investment portfolio returns, overall profitability, as well as other factors are considered in evaluating the Chief Executive Officer's performance. Such performance factors were considered in approving Mr. Milne's 2000 compensation. Compensation of the next three most highly compensated individuals is determined by the Compensation Committee and is based upon the factors and processes enumerated, i.e., a determination of a salary range based upon market data and evaluation of the executive with respect to the executive's job description and his or her position within the salary range.

Compensation of the next highest paid executives (other than the four highest paid executives) is based upon the Company's established standard compensation policies and is not determined by the Compensation Committee.

The Company's Executive Compensation Committee:

                Robert C. Wilburn, Chairman
                Samuel P. Black, III
                J. Ralph Borneman, Jr.
                Samuel P. Katz

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of 2/15/01

(a)  Shares beneficially owned directly or indirectly by all affiliates:

    Name & Address                      Shares
    of Beneficial                    Beneficially                  Percent of
       Owner                            Owned                         Class


  Erie Indemnity Company            2,043,900(1)                    21.6%(1)
  100 Erie Insurance Place              Direct
  Erie, PA  16530

  Erie Insurance Exchange           5,055,562(1)                    53.5%(1)
  100 Erie Insurance Place              Direct
  Erie, PA  16530

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

(b)  Shares beneficially owned directly or indirectly by all Directors and
     Officers:

    Name & Address                        Shares
    of Beneficial                      Beneficially                Percent of
       Owner                              Owned                      Class



  Robert C. Wilburn                             500                    --
  P.O. Box 376
  Blairsville, PA  15717

  John J. Brinling, Jr.                       1,260                   .01%
  1522 Sumner Drive
  Erie, PA  16505

  Robert H. Dreyer                              600                   .01%
  465 Hawthorne Trace
  Fairview, PA  16415

  Philip A. Garcia                            1,275                   .01%
  786 Stockbridge Drive
  Erie, PA  16505

  Douglas F. Ziegler                            570                    --
  378 Ridgeview Drive
  Erie, PA  16505

  Officers and directors
  as a group (12 persons)                   552,370(2)               5.85%(2)


      (1)The Exchange is a reciprocal insurance exchange controlled by its subscribers, each of whom has designated Erie Indemnity Company (EIC) as such subscriber's attorney-in-fact for certain purposes, including EIC's holding of Common Stock of the Company. There are two H.O. Hirt Trusts, one for the benefit of F. William Hirt and one for the benefit of Susan Hirt Hagen. Each of the H.O. Hirt Trusts is the record owner of 1,170 shares of Class B Common Stock, or 38.11% of the outstanding shares of EIC's Class B Common Stock. The trustees of the H.O. Hirt Trusts are F. William Hirt, Susan Hirt Hagen and Banker's Trust Company of New York. Mr. Hirt and Mrs. Hagen, who are brother and sister, are each the beneficial owner of 1,170 shares of Class B Common Stock held by the H.O. Hirt Trusts. An additional 13.4% of the EIC voting stock is beneficially owned by Samuel P. Black, III.

      (2)Includes direct and indirect beneficial ownership and shares owned by and with spouses.

(c) There are no contractual arrangements known to the Company which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Directors Borneman and Black are officers and principal shareholders of insurance agencies which receive insurance commissions in the ordinary course of business from Erie Family Life and its affiliates in accordance with the companies' standard commission schedules and agents' contracts. Such payments made in 2000 to the agencies for commissions written on insurance policies from the property and casualty affiliated insurers and Erie Family Life Insurance Company amounted to $3,233,667 and $454,198 for the Borneman and the Black insurance agencies, respectively. Of these amounts, the Company paid commissions of $96,583 and $8,360 to the Borneman and the Black insurance agencies, respectively.

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

     John M. Petersen, a director and former President and Chief Executive Officer, and previous Chief Investment Officer of the Erie Insurance Group of Companies, who retired as an employee of the Company on December 31, 1995, entered into a consulting arrangement with the Company effective January 2, 1996. Under the terms of the arrangement, the Company engaged Mr. Petersen as a consultant to furnish the Company, the Erie Insurance Exchange, and Erie Indemnity Company and its pension trust, with investment services with respect to their investments in common stocks. As compensation for services rendered by Mr. Petersen, a fee of .15 of 1 percent, on an annualized basis, of the total fair market value of the common stocks under management, is paid to Mr. Petersen. The Company also pays for all necessary and reasonable expenses related to Mr. Petersen's consulting services performed under this arrangement. The compensation paid to Mr. Petersen under this arrangement in 2000 by the Company, the Erie Insurance Exchange, the Erie Indemnity Company, and the pension trust was $120,521, $5,926,850, $145,010 and $166,372, respectively.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements of the Company and the report of independent certified public accountants are incorporated herein by reference to pages 29 through 43 in the Company's annual report to shareholders for the year ended December 31, 2000.

               Independent Auditors' Report
               Statements of Financial Position - December 31, 2000 and 1999 Statements of Operations for the years ended December 31, 2000, 1999 and 1998
               Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
               Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
               Notes to Financial Statements

          (2) The following financial statement schedules are included in this report on FORM 10-K:

                                                                        Page

               Independent Auditors' Report on Schedules                 26

               Schedule I - Summary of Investments other than
               Investments in Related Parties                            27

               Schedule III - Supplementary Insurance Information        28

               Schedule IV - Reinsurance                                 30

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

            10.2**       Erie Indemnity Company Long-Term Incentive Plan

            10.3** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

            10.4** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

            10.5** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

            10.6** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling,Jr.

            10.7*** Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

            10.8*** Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Douglas F. Ziegler

            10.9*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen
                         A. Milne

            10.10*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

            10.11*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip
                         A. Garcia

            10.12*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling

           Exhibit
           Number        Description of Exhibit

            10.13*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey
                         A. Ludrof

            10.14 Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen
                         A. Milne

            10.15 Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

            10.16 Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip
                         A. Garcia

            10.17 Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Companyand John J. Brinling

            10.18 Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey
                         A. Ludrof

            10.19 Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas
                         F. Ziegler

            13 2000 Annual Report to Shareholders. Reference is made to the Annual Report furnished to the Commission, herewith.

            27           Financial Data Schedule

            99.1         Audit Committee Charter

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

*** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 1999 that was filed with the Commission on March 28, 2000.

          All exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(b) No reports on Form 8-K have been filed or were required to be filed during the fourth quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 13, 2001         ERIE FAMILY LIFE INSURANCE COMPANY
                                         (Registrant)


                               Principal Officers


                              /s/ Stephen A. Milne
                       Stephen A. Milne, President and CEO



                             /s/ Jan R. Van Gorder
       Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel


                              /s/ Philip A. Garcia
                Philip A. Garcia, Executive Vice President & CFO



                            /s/ Timothy G. NeCastro
             Timothy G. NeCastro, Senior Vice President & Controller



                         Board of Directors


/s/ Samuel P. Black, III              /s/ Claude C. Lilly, III
    Samuel P. Black, III                  Claude C. Lilly, III


/s/ J. Ralph Borneman, Jr.            /s/ Stephen A. Milne
    J. Ralph Borneman, Jr.                Stephen A. Milne


/s/ Patricia Garrison-Corbin
    Patricia Garrison-Corbin              Henry N. Nassau


                                      /s/ John M. Petersen
    Susan Hirt Hagen                      John M. Petersen


/s/ F. William Hirt                   /s/ Jan R. Van Gorder
    F. William Hirt                       Jan R. Van Gorder


/s/ Samuel P. Katz                    /s/ Robert C. Wilburn
    Samuel P. Katz                        Robert C. Wilburn

          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Erie Family Life Insurance Company


We have audited the statements of financial position of Erie Family Life Insurance Company (Company) as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000, as contained in the 2000 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2000. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Brown, Schwab, Bergquist & Co.
Brown, Schwab, Bergquist & Co.

Erie, Pennsylvania
February 5, 2001


SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                                          December 31, 2000

                                                             Cost or                      Amount at which
                                                            Amortized          Market       Shown in the
Type of Investment                                              Cost           Value       Balance Sheet
---------------------------------------------------------------------------------------------------------
Fixed Maturities Available-for-sale
U. S. Treasuries                                         $    4,318,206   $    4,757,153   $    4,757,153
U. S. Government Agency                                       7,795,361        8,185,698        8,185,698
States & Political Subdivisions                                 195,000          202,800          202,800
Special Revenue                                               9,458,211        9,728,737        9,728,737
Public Utilities                                             71,731,753       72,067,274       72,067,274
U. S. Banks, Trusts, and Insurance Companies                127,125,341      125,179,076      125,179,076
U. S. Industrial and Miscellaneous                          404,824,067      397,644,630      397,644,630
Foreign Governments - Agency                                  2,993,415        2,945,400        2,945,400
Foreign Banks, Trusts, and Insurance Companies               12,944,594       13,051,540       13,051,540
Foreign Industrial and Miscellaneous                         53,692,283       49,888,712       49,888,712
---------------------------------------------------------------------------------------------------------
      Total Fixed Maturities available-for-sale          $  695,078,231   $  683,651,020   $  683,651,020
---------------------------------------------------------------------------------------------------------

Equity Securities

Common Stock:
U. S. Banks, Trusts and Insurance Companies              $    7,447,287   $    8,143,791   $    8,143,791
U. S. Industrial and Miscellaneous                           53,930,548       64,987,750       64,987,750
Foreign Industrial and Miscellaneous                            702,500          393,125          393,125

Non-Redeemable Preferred Stocks:
U. S. Industrial and Miscellaneous                           10,950,223       10,822,000       10,822,000
Foreign Banks, Trusts and Insurance Companies                37,251,892       36,639,736       36,639,736
Foreign Industrial and Miscellaneous                         17,106,260       16,931,592       16,931,592
---------------------------------------------------------------------------------------------------------
Total Equity Securities                                  $  127,388,710   $  137,917,994   $  137,917,994
---------------------------------------------------------------------------------------------------------
Real Estate
   Investment Property                                   $    1,375,730   $    1,375,730   $    1,375,730
Policy Loans                                                  7,765,849        7,765,849        7,765,849
Mortgage Loans                                                8,284,167        8,284,167        8,284,167
Limited Partnerships                                         35,503,620       42,074,104       42,074,104
---------------------------------------------------------------------------------------------------------
Total Investments                                        $  875,396,307   $  881,068,864   $  881,068,864
---------------------------------------------------------------------------------------------------------



SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


                                                         At December 31,
                                 -----------------------------------------------------------
                                   Deferred         Future
                                    Policy          Policy                         Other
                                  Acquisition      Benefits &      Unearned        Policy
Segment                              Costs          Deposits        Premium        Claims
--------------------------------------------------------------------------------------------
2000
Ordinary Life Insurance          $ 76,186,624    $ 182,496,788     $ 133,629     $ 2,282,586
Group Life & Other                          0        2,125,073             0         191,000
Annuities                           8,536,549      584,174,301             0               0
Corporate                                   0                0             0               0
--------------------------------------------------------------------------------------------
     Total                       $ 84,723,173    $ 768,796,162     $ 133,629     $ 2,473,586
--------------------------------------------------------------------------------------------

1999
Ordinary Life Insurance          $ 68,227,117    $ 163,615,744     $ 152,484     $ 1,095,052
Group Life & Other                          0        1,934,223             0         209,500
Annuities                           9,361,203      569,218,451             0               0
Corporate                                   0                0             0               0
--------------------------------------------------------------------------------------------
     Total                       $ 77,588,320    $ 734,768,418     $ 152,484     $ 1,304,552
--------------------------------------------------------------------------------------------

1998
Ordinary Life Insurance          $ 61,387,166    $ 144,849,922     $ 138,375     $ 1,594,030
Group Life & Other                          0        1,650,418             0         207,000
Annuities                           9,529,094      524,122,492             0               0
Corporate                                   0                0             0               0
--------------------------------------------------------------------------------------------
     Total                       $ 70,916,260    $ 670,622,832     $ 138,375     $ 1,801,030
--------------------------------------------------------------------------------------------



SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED)


                                                     For the Years Ended December 31,
                               -------------------------------------------------------------------------------
                                                                                 Amortization
                                                     Net            Life &        of Deferred         Other
                                  Policy          Investment        Annuity      Acquisition       Operating
Segment                         Revenues (a)        Income         Benefits         Costs           Expenses
--------------------------------------------------------------------------------------------------------------
2000
Ordinary Life Insurance        $ 41,972,932     $ 11,635,149    $ 23,356,604      $ 3,391,694     $ 11,684,234
Group Life & Other                2,561,769          134,268         958,087                0          255,700
Annuities                             2,023       38,255,613      33,659,401        1,752,845        1,490,971
Corporate                                 0        9,451,007               0                0                0
--------------------------------------------------------------------------------------------------------------
     Total                     $ 44,536,724     $ 59,476,037    $ 57,974,092      $ 5,144,539     $ 13,430,905
--------------------------------------------------------------------------------------------------------------

1999
Ordinary Life Insurance        $ 39,051,763     $ 10,237,994    $ 19,154,171      $ 3,321,111     $  8,478,603
Group Life & Other                2,629,179          118,090       1,907,370                0          652,474
Annuities                             4,693       36,111,734      31,178,605        1,491,468        1,813,700
Corporate                                 0        8,812,224               0                0                0
--------------------------------------------------------------------------------------------------------------
     Total                     $ 41,685,635     $ 55,280,042    $ 52,240,146      $ 4,812,579     $ 10,944,777
--------------------------------------------------------------------------------------------------------------

1998
Ordinary Life Insurance        $ 35,732,584     $  8,730,573    $ 17,294,972      $ 3,823,613     $  9,582,023
Group Life & Other                2,501,243          103,935         805,999                0          546,001
Annuities                             4,729       33,259,325      29,868,952          571,942         (225,000)
Corporate                                 0        9,873,862               0                0                0
--------------------------------------------------------------------------------------------------------------
     Total                     $ 38,238,556     $ 51,967,695    $ 47,969,923      $ 4,395,555     $  9,903,024
--------------------------------------------------------------------------------------------------------------

(a) Net of reinsurance ceded



SCHEDULE IV - REINSURANCE
                                                                                                                         Percentage
                                                              Ceded to            Assumed                                 of Amount
                                          Gross                Other             From Other             Net                Assumed
                                          Amount              Companies          Companies (1)         Amount               to Net
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2000
Life Insurance in force             $ 16,509,613,000      $ 2,591,318,000                0      $ 13,918,295,000             0.00%
Premiums for the year
  Life Insurance                          46,683,551            4,710,619                0            41,972,932             0.00%
  Annuities                                    2,023                    0                0                 2,023             0.00%
  Group Life & Other                       2,563,504                1,735                0             2,561,769             0.00%
------------------------------------------------------------------------------------------------------------------------------------
     Total Premiums                 $     49,249,078      $     4,712,354                0      $     44,536,724             0.00%
------------------------------------------------------------------------------------------------------------------------------------

December 31, 1999
Life Insurance in force             $ 14,424,095,000      $ 1,425,913,000     $ 33,412,000      $ 13,031,594,000             0.26%
Premiums for the year
  Life Insurance                          42,972,242            3,920,479                0            39,051,763             0.00%
  Annuities                                    4,693                    0                0                 4,693             0.00%
  Group Life & Other                       2,512,912                    0          116,267             2,629,179             4.42%
------------------------------------------------------------------------------------------------------------------------------------
     Total Premiums                 $     45,489,847      $     3,920,479     $    116,267      $     41,685,635             0.28%
------------------------------------------------------------------------------------------------------------------------------------

December 31, 1998
Life Insurance in force             $ 13,235,757,000      $ 1,307,123,000     $ 32,878,000      $ 11,961,512,000             0.27%
Premiums for the year
  Life Insurance                          39,786,469            4,053,885                0            35,732,584             0.00%
  Annuities                                    4,729                    0                0                 4,729             0.00%
  Group Life & Other                       2,404,324                    0           96,919             2,501,243             3.87%
------------------------------------------------------------------------------------------------------------------------------------
     Total Premiums                 $     42,195,522      $     4,053,885     $     96,919      $     38,238,556             0.25%
------------------------------------------------------------------------------------------------------------------------------------


(1) - The assumed business in prior years related solely to life insurance assumed from the Pennsylvania Employees'
      Group Life Insurance (PEGLI) pool. During 2000, the state recaptured this assumed business, thus, the Company no longer participates in the pool insuring the PEGLI.


                            EXHIBIT INDEX
                (Persuant to Item 601 of Regulation S-K)
                                                                    Sequentially
Exhibit                                                                Numbered
Number      Description of Exhibit                                       Page

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

10.3** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.4** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.5** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.6** Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.7*** Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.8*** Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Douglas F. Ziegler

10.9*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.10*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.11*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.12*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling

10.13*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.14       Addendum to Employment Agreement effective December 15, 2000
            by and between Erie Indemnity Company and Stephen A. Milne        32

10.15       Addendum to Employment Agreement effective December 15, 2000
            by and between Erie Indemnity Company and Jan R. Van Gorder       33

10.16       Addendum to Employment Agreement effective December 15, 2000
            by and between Erie Indemnity Company and Philip A. Garcia        34

10.17       Addendum to Employment Agreement effective December 15, 2000
            by and between Erie Indemnity Company and John J. Brinling        35

10.18       Addendum to Employment Agreement effective December 15, 2000
            by and between Erie Indemnity Company and Jeffrey A. Ludrof       36

10.19       Addendum to Employment Agreement effective December 15, 2000
            by and between Erie Indemnity Company and Douglas F. Ziegler      37

13          2000 Annual Report to Shareholders.  Reference is made
            to the Annual Report furnished to the Commission, herewith.       38

27          Financial Data Schedule                                           67

99.1        Audit Committee Charter                                           68


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

*** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 1999 that was filed with the Commission on March 28, 2000.