Form 10-Q
period 2001-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 2001-05-04
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001

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

        Yes  X        No ___



Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on April 30, 2001.

                                      INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--March 31, 2001 and December 31, 2000

        Statements of Operations--Three months ended March 31, 2001 and 2000

        Statements of Comprehensive Income--Three months ended March 31, 2001 and 2000

        Statements of Cash Flows--Three months ended March 31, 2001 and 2000

        Notes to Financial Statements--March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION


                              ERIE FAMILY LIFE INSURANCE COMPANY
                               STATEMENTS OF FINANCIAL POSITION

                                                                  (Dollars in thousands)
                                                                  March 31,    December 31,
ASSETS                                                               2001         2000
                                                                 ----------    -----------
                                                                 (Unaudited)
Investments:
      Fixed Maturities at fair value (amortized cost
        of $699,145 and $695,078, respectively)                  $  703,000    $  683,651
      Equity Securities at fair value
        (cost of $134,575 and $127,389, respectively)               137,739       137,918
      Limited Partnerships
        (cost of $35,860 and $35,504, respectively)                  43,277        42,074
      Real Estate                                                     1,360         1,376
      Policy Loans                                                    8,000         7,766
      Real Estate Mortgage Loans                                      8,234         8,284
                                                                 ----------    ----------
        Total Invested Assets                                    $  901,610    $  881,069

      Cash and Cash Equivalents                                      18,797        17,955
      Premiums Receivable from Policyholders                          4,392         4,609
      Reinsurance Recoverable                                           571           612
      Other Receivables                                                 360           392
      Accrued Investment Income                                      15,034        12,038
      Deferred Policy Acquisition Costs                              85,993        84,723
      Reserve Credit for Reinsurance Ceded                            9,424         9,076
      Prepaid Federal Income Taxes                                        0           167
      Other Assets                                                    9,610         9,702
                                                                 ----------    ----------
        Total Assets                                             $1,045,791    $1,020,343
                                                                 ==========    ==========

See notes to financial statements.



                                ERIE FAMILY LIFE INSURANCE COMPANY
                                 STATEMENTS OF FINANCIAL POSITION

                                                                     (Dollars in thousands)
                                                                     March 31,    December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                                    2001         2000
                                                                    ----------    -----------
                                                                    (Unaudited)
Liabilities:
      Policy Liabilities and Accruals:
       Future Life Policy Benefits                                  $   78,911    $   76,879
       Future Accident and Health Policy Benefits                            7             0
       Policy and Contract Claims                                        3,031         2,473
       Annuity Deposits                                                591,903       584,174
       Universal Life Deposits                                         110,600       107,192
       Supplementary Contracts Not
         Including Life Contingencies                                      554           550
      Other Policyholder Funds                                           4,441         4,615
      Federal Income Taxes Payable                                         936             0
      Deferred Income Taxes                                             26,799        23,819
      Reinsurance Premium Due                                              221           894
      Accounts Payable and Accrued Expenses                              7,230         5,297
      Note Payable to Erie Indemnity Company                            15,000        15,000
      Due to Affiliate                                                   1,302         2,029
      Dividends Payable                                                  1,843         1,701
                                                                    ----------    ----------
        Total Liabilities                                           $  842,778    $  824,623
                                                                    ----------    ----------

Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
        Authorized 15,000,000 Shares; 9,450,000
        Shares Issued and Outstanding                               $    3,780    $    3,780
      Additional Paid-In Capital                                           630           630
      Accumulated Other Comprehensive Income                             9,382         3,687
      Retained Earnings                                                189,221       187,623
                                                                    ----------    ----------
        Total Shareholders' Equity                                  $  203,013    $  195,720
                                                                    ----------    ----------
        Total Liabilities and Shareholders' Equity                  $1,045,791    $1,020,343
                                                                    ==========    ==========

See notes to financial statements.



                                   ERIE FAMILY LIFE INSURANCE COMPANY
                                  STATEMENTS OF OPERATIONS (Unaudited)

                                                      (Dollars in thousands, except per share data)
                                                              Three Months Ended March 31,
                                                                   2001          2000
                                                                ---------     ---------
Revenues:
  Policy:
  Life Premiums, net of premiums ceded of
    $1,446 and $903, respectively                               $  10,316     $   9,797
  Group and Other Premiums                                            681           675
                                                                ---------     ---------
    Total Policy Revenue                                        $  10,997     $  10,472

  Investment Income, net of expenses of
    $450 and $442, respectively                                    14,709        14,764
  Equity in (Losses) Earnings of Limited Partnerships          (      965)          970
  Net Realized Gains on Investments                                   594         2,249
  Other Income                                                        191           305
                                                                ---------     ---------
    Total Revenues                                              $  25,526     $  28,760
                                                                ---------     ---------

Benefits and Expenses:
  Death Benefits, net of reinsurance recoveries
    of $541 and $1,023, respectively                            $   3,328     $   2,726
  Interest on Annuity Deposits                                      8,357         8,552
  Interest on Universal Life Deposits                               1,655         1,458
  Surrender and Other Benefits                                        137           275
  Increase in Future Life Policy Benefits, net of
    the increase in reserve credit for reinsurance
    ceded of $348 and $133, respectively                            1,688         1,094
  Amortization of Deferred Policy
    Acquisition Costs                                               1,646         1,478
  Commissions, net of reinsurance reimbursements
    of $848 and $379, respectively                                    593           477
  General Expenses                                                  2,343         2,218
  Taxes, Licenses and Fees                                            518           534
                                                                ---------     ---------
    Total Benefits and Expenses                                 $  20,265     $  18,812
                                                                ---------     ---------
Income From Operations                                          $   5,261     $   9,948
Provision for Federal Income Taxes (Benefits):
  Current                                                           1,906         2,975
  Deferred                                                     (       86)          467
                                                                ---------     ---------
    Total Provision for Federal Income Taxes                        1,820         3,442
                                                                ---------     ---------
Net Income                                                      $   3,441     $   6,506
                                                                =========     =========
Net Income Per Share                                            $    0.36     $    0.69
                                                                =========     =========
Dividends Declared Per Share                                    $   0.195     $    0.18
                                                                =========     =========

See notes to financial statements.



                             ERIE FAMILY LIFE INSURANCE COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                 (Amounts in thousands)
                                                              Three Months Ended March 31,
                                                                   2001          2000
                                                                ---------      ---------

Net Income                                                      $   3,441      $   6,506
                                                                ---------      ---------
Unrealized Gains on Securities:
  Unrealized Holding Gains Arising
    During Period                                                   9,356         22,402
  Less:  Reclassification Adjustment for Gains
    Included in Net Income                                     (      594)    (    2,249)
                                                                ---------      ---------
    Net Unrealized Holding Gains
      Arising During Period                                     $   8,762      $  20,153
                                                                ---------      ---------
Income Tax Expense Related to
  Unrealized Gains                                                  3,067          7,054
                                                                ---------      ---------
Other Comprehensive Income,
  net of Tax                                                    $   5,695      $  13,099
                                                                ---------      ---------
Comprehensive Income                                            $   9,136      $  19,605
                                                                =========      =========

See notes to financial statements.


                                   ERIE FAMILY LIFE INSURANCE COMPANY
                                  STATEMENTS OF CASH FLOWS (Unaudited)


                                                                             (Dollars in Thousands)
                                                                           Three Months Ended March 31,
                                                                               2001            2000
                                                                           ----------       ----------
Cash flows from operating activities:
Net income                                                                  $   3,441        $   6,506
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net amortization of bond and mortgage premium                                 52               53
     Amortization of deferred policy acquisition costs                          1,646            1,478
     Real estate depreciation                                                      21               21
     Software amortization                                                         62               62
     Deferred federal income tax (benefit) expense                         (       86)             467
     Realized gains on investments                                         (      594)      (    2,249)
Decrease in premiums receivable                                                   217              168
Decrease (increase) in other receivables                                           32       (       38)
Increase in accrued investment income                                      (    2,996)      (    3,468)
Policy acquisition costs deferred                                          (    2,916)      (    2,849)
Decrease (increase) in other assets                                                31       (       43)
(Increase) decrease in reinsurance recoverables
   and reserve credits                                                     (      307)             244
Increase in future policy benefits and claims                                   2,597            1,819
Decrease in other policyholder funds                                       (      174)      (      893)
Decrease in reinsurance premium due                                        (      673)      (      516)
Increase in federal income taxes payable                                        1,103            2,917
Increase (decrease) in accounts payable and due to affiliate                    1,205       (      237)
                                                                            ---------        ---------
       Net cash provided by operating activities                            $   2,661        $   3,442
                                                                            ---------        ---------

Cash flows from investing activities:
Purchase of investments:
   Fixed maturities                                                        ($  42,537)      ($  36,557)
   Equity securities                                                       (    5,645)      (    7,342)
   Limited partnerships                                                    (    1,649)      (    1,011)
Sales/maturities of investments:
   Fixed maturities                                                            31,047           14,676
   Equity securities                                                            6,421            2,867
   Limited partnerships                                                         1,293            1,589
Principal payments received on mortgage loans                                      50            1,558
Real estate improvements                                                   (        5)               0
Loans made to Policyholders                                                (      545)      (      457)
Payments received on policy loans                                                 311              284
                                                                            ---------        ---------
       Net cash used in investing activities                               ($  11,259)      ($  24,393)
                                                                            ---------        ---------

Cash flows from financing activities:
Increase in annuity and supplementary contract deposits                     $   7,733        $     897
Increase in universal life deposits                                             3,408            3,151
Dividends paid to Shareholders                                             (    1,701)      (    1,559)
                                                                            ---------        ---------
       Net cash provided by financing activities                            $   9,440        $   2,489
                                                                            ---------        ---------
Net increase (decrease) in cash and cash equivalents                              842       (   18,462)
Cash and cash equivalents at beginning of year                                 17,955           27,358
                                                                            ---------        ---------
Cash and cash equivalents at end of quarter                                 $  18,797        $   8,896
                                                                            =========        =========

Supplemental disclosures of cash flow information: Cash paid during the year for:
   Interest                                                                 $      52        $      59
   Income taxes                                                                   750                0

See notes to financial statements


                       ERIE FAMILY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                     All amounts are in thousands of dollars

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B -- INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and non-redeemable preferred stock while fixed maturities consist of bonds and notes. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of Shareholders' equity. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date.

The following is a summary of available-for-sale securities:


                                                                         Gross               Gross
                                                    Amortized          Unrealized         Unrealized           Estimated
                                                       Cost              Gains              Losses            Fair Value
                                                 --------------------------------------------------------------------------
March 31, 2001
Fixed Maturities:
U.S. Treasuries and Government
   Agencies                                      $        12,096     $           964    $              0    $        13,060
States and Political Subdivisions                            195                   8                   0                203
Special Revenue                                            9,455                 269                   0              9,724
Public Utilities                                          71,650               1,997               1,076             72,571
U.S. Banks, Trusts and Insurance
   Companies                                             125,306               4,566               2,413            127,459
U.S. Industrial and Miscellaneous                        412,813               9,764               7,940            414,637
Foreign                                                   67,630                 682               2,966             65,346
                                                 ---------------     ---------------    ----------------    ---------------
     Total Fixed Maturities                      $       699,145     $        18,250    $         14,395    $       703,000
                                                 ---------------     ---------------    ----------------    ---------------

Equity Securities:
Common Stock                                     $        64,224     $        14,338    $         12,333    $        66,229
Non-Redeemable Preferred Stock                            70,351               2,463               1,304             71,510
                                                 ---------------     ---------------    ----------------    ---------------
     Total Equity Securities                     $       134,575     $        16,801    $         13,637    $       137,739
                                                 ---------------     ---------------    ----------------    ---------------
       Total Available-for-Sale Securities       $       833,720     $        35,051    $         28,032    $       840,739
                                                 ===============     ===============    ================    ===============


                                                  ERIE FAMILY LIFE INSURANCE COMPANY
                                         NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


NOTE B -- INVESTMENTS (Continued)

                                                                               Gross         Gross
                                                    Amortized          Unrealized         Unrealized           Estimated
                                                       Cost                Gains             Losses            Fair Value
                                                 --------------------------------------------------------------------------
December 31, 2000
Fixed Maturities:
U.S. Treasuries and Government
   Agencies                                      $        12,114     $           835    $              6    $        12,943
States and Political Subdivisions                            195                   8                   0                203
Special Revenue                                            9,458                 271                   0              9,729
Public Utilities                                          71,732               1,774               1,439             72,067
U.S. Banks, Trusts and Insurance
   Companies                                             125,125               2,162               4,163            123,124
U.S. Industrial and Miscellaneous                        401,160               5,645              13,105            393,700
Foreign                                                   67,630                 489               4,394             63,725
                                                 ---------------     ---------------    ----------------    ---------------
     Total Bonds                                 $       687,414     $        11,184    $         23,107    $       675,491

Redeemable Preferred Stock                                 7,664                 496                   0              8,160
                                                 ---------------     ---------------    ----------------    ---------------
     Total Fixed Maturities                      $       695,078     $        11,680    $         23,107    $       683,651
                                                 ---------------     ---------------    ----------------    ---------------

Equity Securities:
Common Stock                                     $        62,081     $        21,621    $         10,177    $        73,525
Non-Redeemable Preferred Stock                            65,308                 804               1,719             64,393
                                                 ---------------     ---------------    ----------------    ---------------
     Total Equity Securities                     $       127,389     $        22,425    $         11,896    $       137,918
                                                 ---------------     ---------------    ----------------    ---------------
       Total Available-for-Sale Securities       $       822,467     $        34,105    $         35,003    $       821,569
                                                 ===============     ===============    ================    ===============


If management determines that any declines in market value of these investments are other than temporary, the securities will be written down to the realizable value and reflected in income. If a bond is in default of interest payments and it is determined that liquidation of the security would be in the Company's best interest, the security will be sold to return the proceeds to income producing assets.

In the third quarter 2000, the Company began participating in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower. Collateral that exceeds the market value of the loaned securities is maintained by the lending agent. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. At March 31, 2001, the Company had loaned securities with a market value of $28.4 million and secured by collateral of $29.5 million.

Limited partnerships include U.S. and foreign private equity, real estate and fixed income investments. The private equity limited partnerships invest in small- to medium-sized companies. The private equity limited partnerships are carried at estimated market value with unrealized gains and losses, net of deferred taxes, reflected in Shareholder's equity in accumulated other comprehensive income. Investment income or loss is recognized on the sale of the equity investment. Real estate and fixed income limited partnerships are recorded using the equity method, which approximates the Company's share of the carrying value of the partnership.

                         ERIE FAMILY LIFE INSURANCE COMPANY
               NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE B -- INVESTMENTS (Continued)

The components of equity in (losses) earnings of limited partnerships as reported on the Statements of Operations are as follows:


                                    Three Months Ended March 31,
                                         2001         2000
                                      ---------     --------

     Private Equity                   ($  1,237)    $     55
     Real Estate                            267          209
     Fixed Income                             5          706
                                      ---------     --------
                                      ($    965)    $    970
                                      ==========    ========

The Company began using forward currency contracts to hedge the risks related to investments in partnerships in 2001. A loss of $33 was recognized in the Statements of Operations during the quarter ended March 31, 2001.

Real estate investments are carried on the Statements of Financial Position at cost, less allowances for depreciation and possible losses. Commercial mortgage loans on real estate are carried at their unpaid balances, adjusted for amortization of premium or discount, less allowances for possible loan losses. Policy loans are carried at their unpaid balances.

NOTE C -- SEGMENT INFORMATION

The Company's portfolio of Traditional insurance includes permanent life, endowment and term policies, including whole life. The Group and Other category presented in the table below includes group life insurance and disability income products. The Corporate category includes investment income earned from surplus not specifically attached to any one product type.


                                                      Universal                  Group &
                                        Traditional       Life     Annuities       Other     Corporate       Total
                                        -----------   -----------  ---------    ----------   ---------    ------------
March 31, 2001
--------------
Total policy revenue, net of
   reinsurance                          $     7,635  $     2,681  $         1   $      680   $         0  $    10,997
Total investment-related
  and other income                            1,397        1,702        9,228           33         2,169       14,529
                                        -----------  -----------  -----------   ----------   -----------  -----------
     Total revenues                     $     9,032  $     4,383  $     9,229   $      713   $     2,169  $    25,526
                                        -----------  -----------  -----------   ----------   -----------  -----------
Less: Total benefits and
   expenses                                   7,228        4,102        8,830          105             0       20,265
                                        -----------  -----------   ----------   ----------   -----------  -----------
   Income from operations,
     before taxes                       $     1,804  $       281  $       399   $      608   $     2,169  $     5,261
                                        ===========  ===========  ===========   ==========   ===========  ===========

March 31, 2000
--------------
Total policy revenue, net of
   reinsurance                          $     7,249  $     2,548  $         1   $      674   $         0  $    10,472
Total investment-related
  and other income                            1,662        1,986       11,591           39         3,010       18,288
                                        -----------  -----------  -----------   ----------   -----------  -----------
     Total revenues                     $     8,911  $     4,534  $    11,592   $      713   $     3,010  $    28,760
                                        -----------  -----------  -----------   ----------   -----------  -----------
Less: Total benefits and
   expenses                                   6,066        3,255        9,144          347             0       18,812
                                        -----------  -----------   ----------   ----------   -----------  -----------
   Income from operations,
     before taxes                       $     2,845  $     1,279  $     2,448   $      366   $     3,010  $     9,948
                                        ===========  ===========  ===========   ==========   ===========  ===========


                       ERIE FAMILY LIFE INSURANCE COMPANY
                NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE D -- REINSURANCE

The Company has entered into various reinsurance treaties for the purpose of ceding the excess of life insurance over retention limits. Reinsurance contracts do not relieve the Company from its obligations to Policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The Company considers all of its reinsurance assets to be collectible, therefore, no allowance has been established for uncollectible amounts. The Company's retention limit is $300,000 per life for individual and $200,000 per life for group coverage. For its disability income product, the Company also has a 50% coinsurance agreement with its reinsurer. As of December 31, 2000, $2.6 billion of life insurance in force was ceded to other companies. Reinsurance recoveries for the three months ended March 31, 2001 and 2000 were $541 and $1,023, respectively.

NOTE E -- RECLASSIFICATION

Certain amounts, as previously reported in the 2000 financial  statements,  have
been  reclassified  to  conform  to  the  current  year's  financial   statement
presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial information and related notes found on pages 3 through 11, herein, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 19, 2001.

FINANCIAL OVERVIEW

First quarter net income decreased $3,065,780 or 47.1%, to $3,440,644, or $.36 per share, in 2001. While premium revenue continued to grow, a decrease in realized gains on investments of $1,654,822 and a decrease in the income from the limited partnerships of $1,935,560 were the primary reasons for the decrease in net income in the first quarter of 2001.

REVENUES

Analysis of Policy Revenue

Total policy revenue increased $524,775, or 5.0%, to $10,996,777 in the first quarter of 2001. Contributing to this growth was increased premiums on traditional life insurance policies of 5.0% to $8,316,658 for the quarter ended March 31, 2001. Total policies in force on traditional life insurance products increased 4.4% to 167,262 at March 31, 2001 compared to 160,147 policies at March 31, 2000.

The Company's sales of the ERIE Flagship Term product have continued to grow. This product, introduced late in 1999, is more competitively priced at larger policy face amounts. As such, the Company's reinsurance premiums ceded and related commission and expense allowance has increased for the year 2001 when compared with 2000. Under the reinsurance treaty for this new product, the reinsurer assumes 50% of all insurance up to $600,000 (the Company's retention limit is $300,000) and assumes all insurance after that amount. The total dollar retention amount on this product is the same as the other traditional life insurance policies the Company currently offers. This product, before consideration of reinsurance ceded, contributed $1,177,801 and $111,680, to total life premiums for the three months ended March 31, 2001 and March 31, 2000, respectively. The reinsurance premiums ceded recognized in total life premiums for the ERIE Flagship Term product amount to $776,033 and $94,954 for the three months ended March 31, 2001 and March 31, 2000, respectively.

Analysis of Investment-related Income

Net realized gains from the sale of investments decreased to $593,915 in 2001 compared to $2,248,737 in 2000 primarily as the result of the Company taking advantage of favorable stock market conditions in the first quarter 2000. Equity in earnings of limited partnerships decreased $1,935,560 in the first quarter of 2001 when compared with the same period in 2000 as a result of the partnership losses in private equity limited partnerships.

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies increased 22.1% in the first quarter of 2001 to $3,327,979, compared to $2,725,779, for the same period in 2000. Random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to the small number of claims involved. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes that its underwriting philosophy and practices are sound.

Interest expense incurred on deposits was $10,011,678 in the first quarter of 2001, which is level with the $10,009,989 in the first quarter of 2000.
This  was  the   result  of   a  decrease  in  new   annuity  deposits  and  an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


increase in annuity surrenders during the twelve month period ended March 31, 2001 when compared to the twelve month period ended March 31, 2000. After annuity funds have been in force for one year, the interest rate credited on them drops 25 basis points. The rate credited on annuity deposits ranges from 5.0% to 6.25% in 2001. In February 2000, the rates on annuity deposits increased to its current range from 5.0% to 5.75%.

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The 2001 first quarter future life policy benefits were $1,688,249, compared to $1,094,240 in the first quarter of 2000, an increase of 54.3%.

Analysis of Other Expenses

Total operating expenses, excluding taxes, licenses and fees increased 8.9% to $2,935,772 at March 31, 2001 compared to $2,695,223 at March 31, 2000.

Certain operating expenses of the Company are paid by the Erie Indemnity Company, the management Company of the Erie Insurance Group, and reimbursed monthly by the Company. Additionally, a portion of the Erie Insurance Group common overhead expenses attributed to the Company are also reimbursed monthly. These expenses comprise the majority of the Company's general expenses.

General expenses, a component of total operating expenses, include wages and salaries, Employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company, related to the acquisition and underwriting of new policies, are deferred as policy acquisition costs (DAC). Medical inspection and exam fees related to new business production, wages, salaries and Employee benefits of underwriting personnel, and salaries, employee benefits and bonuses paid to branch sales Employees for the production of life and annuity business, are all deferred.

General expenses, net of DAC, increased 5.6% to $2,342,832 at March 31, 2001. This increase is attributable to normal increases in salaries and benefits, including an increase in the Company's matching contribution rate to the Employee 401(K) plan, effective January 1, 2001.

Another component of total operating expenses is commissions to independent Agents. Direct commission costs include new and renewal commissions, production bonuses and promotional incentives to Agents. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. During the first quarter of 2001, commissions net of DAC, increased $115,782 or 24.3%, to $592,940. To better distribute the reinsurance expense allowance, the Company began allocating some of the allowance to the general expenses in the first quarter of 2001, thus reducing the amount of commission capitalized as DAC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Reserve Liabilities

The Company's primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On March 31, 2001, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments, as the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are liquid in order to meet commitments to our Policyholders. At March 31, 2001, the Company's investment portfolio consisting of cash, marketable short-term investments, investment grade bonds, common stock, and preferred stock, totaled $846.2 million or 80.9% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the three months ended March 31, 2001 was $2,660,737 compared to cash provided by operating activities of $3,441,703 for the three months ended March 31, 2000. The Company's liquidity position remains strong as invested assets increased by approximately $21 million during the first three months of 2001 to almost $902 million.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $16,676,624 in the first quarter of 2001 and $14,557,260 in the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's current commitments for expenditures as of March 31, 2001 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. At March 31, 2001 and 2000, there were no borrowings on this line of credit.

The Company's 2000 year-end Risk Based Capital Analysis as reflected in its 2000 statutory annual statement shows total adjusted capital of $126,211,070 and authorized control level risk based capital of $26,845,262. These results are indicative of the strong capital position of the Company and are well in excess of levels that would require regulatory action.

FACTORS THAT MAY EFFECT FUTURE RESULTS

Information Technology

Emerging technologies are increasingly facilitating transactions between firms and their customers. Electronic transactions between life insurers and their customers or potential customers are becoming more generally accepted and utilized over time. In 2001, the Erie Insurance Group, including the Company, began the development of several eCommerce initiatives in support of the Group's business model of distributing insurance products exclusively through independent agents. The initiatives are intended to improve service and efficiency, as well as result in increased sales. The cost of these initiatives will be allocated among member companies of the Erie Insurance Group.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company's 2000 Annual Report on Form 10-K. There have been no material changes in such risks or the Company's periodic reviews of asset and liability positions during the three months ended March 31, 2001. The information contained in the Investments section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On April 24, 2001, the Registrant held its Annual Meeting of Shareholders:

A. The following Directors were elected for a one-year term and until a successor is elected and qualified:

           Samuel P. Black, III           Claude C. Lilly, III
           J. Ralph Borneman, Jr.         Stephen A. Milne
           Patricia Garrison-Corbin       Henry N. Nassau
           Susan Hirt Hagen               John M. Petersen
           F. William Hirt                Jan R. Van Gorder, Esq.
           Samuel P. Katz                 Robert C. Wilburn


B. The following other matter was voted upon at the meeting and the following number of votes were cast with respect to such matter:

          The proposal to ratify the selection of Brown, Schwab, Bergquist & Company as independent public accountants to perform the annual audit of the Company financial statements for the year ending December 31, 2000 was ratified. This proposal received 8,729,560 affirmative votes, 2,027 negative votes with 3,814 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three-month period ended March 31, 2001.


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


                                   Erie Family Life Insurance Company
                                               (Registrant)

Date: May 4, 2001                  \s\  Stephen A. Milne
                                  (Stephen A. Milne, President & CEO)


                                   \s\  Philip A. Garcia
                             (Philip A. Garcia, Executive Vice President & CFO)