Form 10-Q
period 2001-06-30
ERIE FAMILY LIFE INSURANCE CO
filed 2001-08-14
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on July 31, 2001.

                                      INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--June 30, 2001 and December 31, 2000

        Statements of Operations--Three and six months ended June 30, 2001 and 2000

        Statements of Comprehensive Income--Three and six months ended June 30, 2001 and 2000

        Statements of Cash Flows--Six months ended June 30, 2001 and 2000

        Notes to Financial Statements--June 30, 2001

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION


                       ERIE FAMILY LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                                                   (Dollars in thousands)
                                                                                               June 30,             December 31,
ASSETS                                                                                           2001                  2000
                                                                                              -----------           ------------
                                                                                              (Unaudited)
Investments:
      Fixed Maturities at fair value (amortized cost
        of $689,873 and $695,078, respectively)                                                $  697,379             $  683,651
      Equity Securities at fair value
        (cost of $136,295 and $127,389, respectively)                                             144,634                137,918
      Limited Partnerships
        (cost of $38,060 and $35,504, respectively)                                                39,169                 42,074
      Real Estate                                                                                   1,302                  1,376
      Policy Loans                                                                                  8,372                  7,766
      Real Estate Mortgage Loans                                                                    7,431                  8,284
                                                                                               ----------             ----------


        Total Invested Assets                                                                  $  898,287             $  881,069

      Cash and Cash Equivalents                                                                    43,559                 17,955
      Premiums Receivable from Policyholders                                                        4,755                  4,609
      Reinsurance Recoverable                                                                         360                    612
      Other Receivables                                                                               474                    392
      Accrued Investment Income                                                                    12,353                 12,038
      Deferred Policy Acquisition Costs                                                            87,386                 84,723
      Reserve Credit for Reinsurance Ceded                                                         10,100                  9,076
      Prepaid Federal Income Taxes                                                                    282                    167
      Other Assets                                                                                 10,158                  9,702
                                                                                               ----------             ----------

        Total Assets                                                                           $1,067,714             $1,020,343
                                                                                               ==========             ==========

See notes to financial statements.



                       ERIE FAMILY LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                                                 (Dollars in thousands)
                                                                                               June 30,             December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                             2001                   2000
                                                                                             -----------            ------------
                                                                                             (Unaudited)
Liabilities:
      Policy Liabilities and Accruals:
       Future Life Policy Benefits                                                            $   81,023              $   76,879
       Future Accident and Health Policy Benefits                                                     19                       0
       Policy and Contract Claims                                                                  1,577                   2,473
        Annuity Deposits                                                                         604,209                 584,174
        Universal Life Deposits                                                                  114,306                 107,192
        Supplementary Contracts Not
          Including Life Contingencies                                                               522                     550
      Other Policyholder Funds                                                                     5,172                   4,615
      Deferred Income Taxes                                                                       28,038                  23,819
      Reinsurance Premium Due                                                                        715                     894
      Accounts Payable and Accrued Expenses                                                        5,416                   5,297
      Note Payable to Erie Indemnity Company                                                      15,000                  15,000
      Due to Affiliate                                                                             1,408                   2,029
      Dividends Payable                                                                            3,686                   1,701
                                                                                              ----------              ----------

        Total Liabilities                                                                     $  861,091              $  824,623
                                                                                              ----------              ----------

Shareholders' Equity:
      Common Stock, $.40 Par Value Per Share;
        Authorized 15,000,000 Shares; 9,450,000
        Shares Issued and Outstanding                                                         $    3,780              $    3,780
      Additional Paid-In Capital                                                                     630                     630
      Accumulated Other Comprehensive Income                                                      11,020                   3,687
      Retained Earnings                                                                          191,193                 187,623
                                                                                              ----------              ----------

        Total Shareholders' Equity                                                            $  206,623              $  195,720
                                                                                              ----------              ----------

        Total Liabilities and Shareholders' Equity                                            $1,067,714              $1,020,343
                                                                                              ==========              ==========


See notes to financial statements.



                       ERIE FAMILY LIFE INSURANCE COMPANY
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                                (Dollars in thousands, except per share data)
                                                                              Three Months Ended             Six Months Ended
                                                                                   June 30                       June 30
                                                                            ----------------------        ----------------------
                                                                             2001           2000           2001           2000
Revenues:
   Policy:
   Life Premiums, net of premiums ceded of
     $1,976, $1,200, $3,422 and
     $2,103, respectively                                                   $11,213        $10,986        $21,528        $20,783
   Group and Other Premiums, net of premiums
     ceded of $25, $0, $39 and $0, respectively                                 648            657          1,329          1,332
                                                                            -------        -------        -------        -------
       Total Policy Revenue                                                 $11,861        $11,643        $22,857        $22,115
   Investment Income, net of expenses of
     $527, $454, $998 and $917, respectively                                 15,865         14,966         30,574         29,730
   Equity in Earnings of Limited Partnerships                                 1,767          1,399            802          2,370
   Net Realized (Losses)Gains on Investments                               (  1,067)         1,603       (    473)         3,852
   Other Income                                                                 178            211            370            515
                                                                            -------        -------        -------        -------
Total Revenues                                                              $28,604        $29,822        $54,130        $58,582
                                                                            -------        -------        -------        -------

Benefits and Expenses:
   Death Benefits, net of reinsurance recoveries
     of $224, $263, $766 and $1,285, respectively                           $ 1,956        $ 3,444        $ 5,284        $ 6,170
   Interest on Annuity Deposits                                               8,789          8,331         17,146         16,883
   Interest on Universal Life Deposits                                        1,677          1,510          3,332          2,968
   Surrender and Other Benefits                                                 330            271            467            546
   Increase in Future Life Policy Benefits, net of
     the increase in reserve credit for reinsurance
     ceded of $676, $256, $1,024 and
     $389, respectively                                                       1,449          1,529          3,137          2,623
   Amortization of Deferred Policy Acquisition Costs                          2,192          2,456          3,838          3,933
   Commissions, net of reinsurance reimbursements
     of $828, $545, $1,677 and $924, respectively                               318            225            911            702
   General Expenses                                                           2,724          2,502          5,067          4,720
   Taxes, Licenses and Fees                                                     527            563          1,045          1,097
                                                                            -------        -------        -------        -------
Total Benefits and Expenses                                                 $19,962        $20,831        $40,227        $39,642
                                                                            -------        -------        -------        -------

Income From Operations                                                      $ 8,642        $ 8,991        $13,903        $18,940
Provision for Federal Income Taxes:
   Current                                                                    2,627          2,404          4,533          5,380
   Deferred                                                                     358            707            272          1,173
                                                                            -------        -------        -------        -------
Total Provision for Federal Income Taxes                                      2,985          3,111          4,805          6,553
                                                                            -------        -------        -------        -------

Net Income                                                                  $ 5,657        $ 5,880        $ 9,098        $12,387
                                                                            =======        =======        =======        =======

Net Income Per Share                                                        $  0.60        $  0.62        $  0.96        $  1.31
                                                                            =======        =======        =======        =======

Dividends Declared Per Share                                                $  0.39        $  0.36        $ 0.585        $  0.54
                                                                            =======        =======        =======        =======

See notes to financial statements.



                       ERIE FAMILY LIFE INSURANCE COMPANY
                 STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                                             (Dollars in thousands)
                                                                                Three Months Ended             Six Months Ended
                                                                                     June 30                       June 30
                                                                              ----------------------        ----------------------
                                                                               2001           2000           2001           2000

Net Income                                                                    $5,657         $5,880         $ 9,098        $12,387
                                                                              ------         ------         -------        -------
Unrealized Gains (Losses) on Securities:
   Unrealized Holding Gains (Losses) Arising
     During Period                                                             1,452        ( 7,229)         10,808         15,173
   Less:  Reclassification Adjustment for Losses (Gains)
     Included in Net Income                                                    1,067        ( 1,603)            473       (  3,852)
                                                                              ------         ------         -------        -------
     Net Unrealized Holding Gains (Losses)
       Arising During Period                                                  $2,519        ($8,832)        $11,281        $11,321
                                                                              ------         ------         -------        -------

Income Tax (Expense) Benefit Related to
   Unrealized Gains (Losses)                                                 (   881)         3,091        (  3,948)      (  3,963)
                                                                              ------         ------         -------        -------

Other Comprehensive Income (Loss), Net of Tax                                 $1,638        ($5,741)        $ 7,333        $ 7,358
                                                                              ------         ------         -------        -------

Comprehensive Income                                                          $7,295         $  139         $16,431        $19,745
                                                                              ======         ======         =======        =======

See notes to financial statements.



                       ERIE FAMILY LIFE INSURANCE COMPANY
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                (Dollars in thousands)
                                                                                           Six Months Ended        Six Months Ended
                                                                                             June 30, 2001           June 30, 2000
                                                                                           ----------------        ----------------
Cash flows from operating activities:
Net income                                                                                       $  9,098                $ 12,387
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net amortization of bond and mortgage premium                                                     94                     107
     Amortization of deferred policy acquisition costs                                              3,838                   3,933
     Real estate depreciation                                                                          41                      41
     Software amortization                                                                            125                     125
     Deferred federal income tax expense                                                              272                   1,173
Realized losses (gains) on investments                                                                473               (   3,852)
Increase in premiums receivable                                                                 (     146)              (     246)
(Increase) decrease in other receivables                                                        (      82)                     78
Increase in accrued investment income                                                           (     315)              (   1,169)
Increase in policy acquisition costs deferred                                                   (   6,501)              (   6,087)
Increase in other assets                                                                        (     547)              (     431)
Increase in reinsurance recoverables
   and reserve credits                                                                          (     772)              (     243)
Increase in future policy benefits and claims                                                       3,265                   4,216
Increase (decrease) in other Policyholder funds                                                       559               (     594)
Decrease in reinsurance premium due                                                             (     179)              (     318)
Increase in prepaid federal income taxes                                                        (     115)              (   1,623)
(Decrease) increase in accounts payable and due to affiliate                                    (     502)                    312
                                                                                                 --------                --------
       Net cash provided by operating activities                                                 $  8,606                $  7,809
                                                                                                 --------                --------

Cash flows from investing activities:
Purchase of investments:
   Fixed maturities                                                                             ($ 87,905)              ($ 60,507)
   Equity securities                                                                            (   9,531)              (  18,817)
   Limited partnerships                                                                         (   3,410)              (   3,751)
Sales/maturities of investments:
   Fixed maturities                                                                                84,522                  28,905
   Equity securities                                                                                8,643                  15,269
   Limited partnerships                                                                               853                   1,903
Principal payments received on mortgage loans                                                         853                   1,594
Loans made to Policyholders                                                                     (   1,095)              (   1,118)
Payments received on policy loans                                                                     491                     590
                                                                                                 --------                --------
       Net cash used in investing activities                                                    ($  6,579)              ($ 35,932)
                                                                                                 --------                --------

Cash flows from financing activities:
Increase in annuity and supplementary contract deposits                                          $ 20,006                $  3,481
Increase in universal life deposits                                                                 7,115                   6,481
Dividends paid to Shareholders                                                                  (   3,544)              (   3,260)
                                                                                                 --------                --------
       Net cash provided by financing activities                                                 $ 23,577                $  6,702
                                                                                                 --------                --------
Net increase (decrease) in cash and cash equivalents                                               25,604               (  21,421)
Cash and cash equivalents at beginning of year                                                     17,955                  27,358
                                                                                                 --------                --------
Cash and cash equivalents at end of quarter                                                      $ 43,559                $  5,937
                                                                                                 ========                ========

Supplemental disclosures of cash flow information: Cash paid during the year for:
   Interest                                                                                      $    588                $    596
   Income taxes                                                                                     4,550                   6,900

See notes to financial statements


                       ERIE FAMILY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                     All amounts are in thousands of dollars

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

The following is a summary of available-for-sale securities:

                                                                                    Gross              Gross
                                                               Amortized          Unrealized        Unrealized        Estimated
                                                                  Cost               Gains            Losses          Fair Value
                                                               -----------------------------------------------------------------
June 30, 2001
Fixed Maturities:
U.S. Treasuries and Government
   Agencies                                                    $ 12,090           $    768           $      0           $ 12,858
States and Political Subdivisions                                   195                  2                  0                197
Special Revenue                                                   9,431                307                  0              9,738
Public Utilities                                                 71,639              1,700              1,364             71,975
U.S. Banks, Trusts and Insurance
   Companies                                                    121,265              4,209              1,662            123,812
U.S. Industrial and Miscellaneous                               407,624              8,811              3,897            412,538
Foreign                                                          67,629              1,089              2,457             66,261
                                                               --------           --------           --------           --------
     Total Fixed Maturities                                    $689,873           $ 16,886           $  9,380           $697,379
                                                               --------           --------           --------           --------

Equity Securities:
Common Stock                                                   $ 67,542           $ 18,268           $ 11,918           $ 73,892
Non-Redeemable Preferred Stock                                   68,753              2,637                648             70,742
                                                               --------           --------           --------           --------
     Total Equity Securities                                   $136,295           $ 20,905           $ 12,566           $144,634
                                                               --------           --------           --------           --------
       Total Available-for-Sale
       Securities                                              $826,168           $ 37,791           $ 21,946           $842,013
                                                               ========           ========           ========           ========




                                                  ERIE FAMILY LIFE INSURANCE COMPANY
                                         NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE B -- INVESTMENTS (Continued)

                                                                                      Gross             Gross
                                                                 Amortized          Unrealized        Unrealized        Estimated
                                                                   Cost               Gains             Losses          Fair Value
                                                                 -----------------------------------------------------------------
  December 31, 2000
  Fixed Maturities:
  U.S. Treasuries and Government
     Agencies                                                    $ 12,114           $    835           $      6           $ 12,943
  States and Political Subdivisions                                   195                  8                  0                203
  Special Revenue                                                   9,458                271                  0              9,729
  Public Utilities                                                 71,732              1,774              1,439             72,067
  U.S. Banks, Trusts and Insurance
     Companies                                                    125,125              2,162              4,163            123,124
  U.S. Industrial and Miscellaneous                               401,160              5,645             13,105            393,700
  Foreign                                                          67,630                489              4,394             63,725
                                                                 --------           --------           --------           --------
       Total Bonds                                               $687,414           $ 11,184           $ 23,107           $675,491

  Redeemable Preferred Stock                                        7,664                496                  0              8,160
                                                                 --------           --------           --------           --------
       Total Fixed Maturities                                    $695,078           $ 11,680           $ 23,107           $683,651
                                                                 --------           --------           --------           --------

  Equity Securities:
  Common Stock                                                   $ 62,081           $ 21,621           $ 10,177           $ 73,525
  Non-Redeemable Preferred Stock                                   65,308                804              1,719             64,393
                                                                 --------           --------           --------           --------
       Total Equity Securities                                   $127,389           $ 22,425           $ 11,896           $137,918
                                                                 --------           --------           --------           --------
         Total Available-for-Sale
         Securities                                              $822,467           $ 34,105           $ 35,003           $821,569
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

In the third quarter 2000, the Company began participating in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower. Collateral that exceeds the market value of the loaned securities is maintained by the lending agent. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. At June 30, 2001, the Company had loaned securities with a market value of $40.5 million and secured by collateral of $41.5 million. The borrower of the securities is not permitted to sell or replace the security on loan.

Limited partnerships include U.S. and foreign private equity, real estate and fixed income investments. The private equity limited partnerships invest in small- to medium-sized companies. The private equity limited partnerships are carried at estimated market value with unrealized gains and losses, net of deferred taxes, reflected in Shareholders' equity in accumulated other comprehensive income. Investment income or loss is recognized on the sale of the equity investment. Real estate and fixed income limited partnerships are recorded using the equity method, which approximates the Company's share of the carrying value of the partnership.

                       ERIE FAMILY LIFE INSURANCE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE B -- INVESTMENTS (Continued)

The components of equity in earnings of limited partnerships as reported on the Statements of Operations are as follows:

                      Three Months Ended          Six Months Ended
                           June 30                    June 30
                     --------------------       --------------------
                       2001         2000         2001          2000

  Private Equity     $ 1,435      ($   91)      $ 198        ($   36)
  Real Estate            292        1,345         559          1,555
  Fixed Income            40          145          45            851
                     -------      -------       -----        -------
                     $ 1,767      $ 1,399       $ 802        $ 2,370
                     =======      =======       =====        =======

The Company began using forward currency contracts to hedge the risks related to investments in partnerships in 2001. These contracts are being recorded at fair value on the Statements of Financial Position. A loss of $36 and $68 has been recognized in the Statements of Operations during the three and six months ended June 30, 2001, respectively.

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



Three Months Ended                                               Universal                    Group &
   June 30, 2001                                   Traditional      Life        Annuities      Other        Corporate       Total
--------------------                               -----------   ---------      ---------     -------       ---------      -------
  Total policy revenue, net of
     reinsurance                                    $ 8,558       $ 2,654       $     7       $   642        $     0       $11,861
  Total investment-related
    and other income                                  1,597         1,939        10,585            39          2,583        16,743
                                                    -------       -------       -------       -------        -------       -------
       Total revenues                               $10,155       $ 4,593       $10,592       $   681        $ 2,583       $28,604
                                                    -------       -------       -------       -------        -------       -------

  Less: Total benefits and
     expenses                                         6,551         3,380         9,312           719              0        19,962
                                                    -------       -------       -------       -------        -------       -------

     Income (loss) from
       operations, before taxes                     $ 3,604       $ 1,213       $ 1,280      ($    38)       $ 2,583       $ 8,642
                                                    =======       =======       =======       =======        =======       =======


                                                  ERIE FAMILY LIFE INSURANCE COMPANY
                                         NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE C -- SEGMENT INFORMATION (Continued)



Six Months Ended                                                 Universal                    Group &
  June 30, 2001                                   Traditional       Life       Annuities       Other       Corporate        Total
------------------                                -----------    ---------     ---------      --------     ---------       -------
  Total policy revenue, net of
     reinsurance                                     $16,192       $ 5,335       $     8       $ 1,322       $     0       $22,857
  Total investment-related
    and other income                                   2,994         3,641        19,814            72         4,752        31,273
                                                     -------       -------       -------       -------       -------       -------
       Total revenues                                $19,186       $ 8,976       $19,822       $ 1,394       $ 4,752       $54,130
                                                     -------       -------       -------       -------       -------       -------

  Less: Total benefits and
     expenses                                         13,779         7,482        18,142           824             0        40,227
                                                     -------       -------       -------       -------       -------       -------

     Income from operations,
       before taxes                                  $ 5,407       $ 1,494       $ 1,680       $   570       $ 4,752       $13,903
                                                     =======       =======       =======       =======       =======       =======


Three Months Ended                                               Universal                    Group &
   June 30, 2000                                 Traditional       Life       Annuities       Other       Corporate        Total
---------------------                             -----------    ---------     ---------      --------     ---------       -------
  Total policy revenue, net of
     reinsurance                                     $ 8,406       $ 2,579       $     0       $   658       $     0       $11,643
  Total investment-related
    and other income                                     471         2,258        12,320            26         3,104        18,179
                                                     -------       -------       -------       -------       -------       -------
       Total revenues                                $ 8,877       $ 4,837       $12,320       $   684       $ 3,104       $29,822
                                                     -------       -------       -------       -------       -------       -------

  Less: Total benefits and
     expenses                                          7,130         4,037         9,180           484             0        20,831
                                                     -------       -------       -------       -------       -------       -------

     Income from operations,
       before taxes                                  $ 1,747       $   800       $ 3,140       $   200       $ 3,104       $ 8,991
                                                     =======       =======       =======       =======       =======       =======


Six Months Ended                                                 Universal                    Group &
  June 30, 2000                                   Traditional       Life       Annuities       Other       Corporate        Total
-----------------                                 -----------   -----------    ---------      --------     ---------       -------
  Total policy revenue, net of
     reinsurance                                     $15,655       $ 5,127       $     1       $ 1,332       $     0       $22,115
  Total investment-related
    and other income                                   2,133         4,244        23,911            65         6,114        36,467
                                                     -------       -------       -------       -------       -------       -------
       Total revenues                                $17,788       $ 9,371       $23,912       $ 1,397       $ 6,114       $58,582
                                                     -------       -------       -------       -------       -------       -------

  Less: Total benefits and
     expenses                                         13,195         7,292        18,324           831             0        39,642
                                                     -------       -------       -------       -------       -------       -------

     Income from operations,
       before taxes                                  $ 4,593       $ 2,079       $ 5,588       $   566       $ 6,114       $18,940
                                                     =======       =======       =======       =======       =======       =======


                       ERIE FAMILY LIFE INSURANCE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE D -- REINSURANCE

The Company has entered into various reinsurance treaties for the purpose of ceding the excess of life insurance over retention limits. Reinsurance contracts do not relieve the Company from its obligations to Policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The Company considers all of its reinsurance assets to be collectible, therefore, no allowance has been established for uncollectible amounts. The Company's retention limit is $300,000 per life for individual and $200,000 per life for group coverage. For its disability income product, the Company also has a 50% coinsurance agreement with its reinsurer. Reinsurance recoveries for the three and six months ended June 30, 2001 and 2000 were $224, $263, $766 and $1,285, respectively.

NOTE E -- RECLASSIFICATION

Certain amounts, as previously reported in the 2000 financial  statements,  have
been  reclassified  to  conform  to  the  current  year's  financial   statement
presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial information and related notes found on pages 3 through 12, herein, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 19, 2001.

FINANCIAL OVERVIEW

Net income decreased to $5,657,782, or $.60 per share, in the second quarter of 2001, compared to $5,880,107, or $.62 per share, for the second quarter of 2000. Steady premium growth and a decrease in death benefits were offset by realized losses on investments. For the six months ended June 30, 2001 net income decreased 26.5% to $9,098,425, or $.96 per share, compared to $12,386,531, or $1.31 per share for the same period in 2000. A $4,325,518 decrease in realized gains on investments contributed to the year-to-date decline in earnings.

REVENUES

Analysis of Policy Revenue

Total policy revenue increased $217,624, or 1.9%, to $11,860,541 in the second quarter of 2001. Contributing to this growth was an increase in premiums on traditional life insurance policies of 1.5% to $9,196,070 for the three months ended June 30, 2001. Direct new premiums on traditional life insurance policies were up 23.3%, to $1,744,193 for the quarter ended June 30, 2001. Total policy revenue increased $742,399, or 3.4%, to $22,857,318 for the six months ended June 30, 2001.

The Company's sales of the ERIE Flagship Term product have continued to grow. This product, introduced late in 1999, is more competitively priced at larger policy face amounts. As such, the Company's reinsurance premiums ceded and related commission and expense allowance has increased for the year 2001 when compared with 2000. Under the reinsurance treaty for this new product, the reinsurer assumes 50% of all insurance up to $600,000 (the Company's retention limit is $300,000) and assumes all insurance above that amount. This product, before consideration of reinsurance ceded, contributed $1,475,413 and $395,442 to total life premiums for the three months ended June 30, 2001 and 2000, respectively. The reinsurance premiums ceded recognized in total life premiums for the ERIE Flagship Term product amount to $1,058,490 and $304,456 for the three months ended June 30, 2001 and 2000, respectively.

Analysis of Investment-related Income

Net investment income increased $899,551, or 6.0%, in the second quarter of 2001 due to increased levels of investment from cash flows generated by the Company's operations and by cash from annuity and universal life deposits. For the six months ended June 30, 2001, net investment income increased $844,614, or 2.8%, to $30,573,980.

During the second quarter of 2000 the Company took advantage of strong equity markets producing realized gains of $1,603,260. In the second quarter of 2001, with equity markets much weaker, the Company's realized losses on available-for-sale securities totaled $1,067,436. This amount consisted of gains on the sale and maturity of securities of $482,564,less losses of $1,550,000 for securities that became impaired during the quarter. Equity in earnings of limited partnerships increased $367,504 in the second quarter of 2001 when compared with the same period in 2000 as a result of partnership gains in private equity limited partnerships. For the six months ended June 30, 2001, net realized losses were $473,521, compared to realized gains of $3,851,997 in 2000. Equity in earnings of limited partnerships decreased to $802,197 for the six months ended June 30, 2001, compared to $2,370,253 in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies decreased $1,488,240 or 43.2% in the second quarter of 2001 to $1,956,181. For the six months ended June 30, 2001, death benefits on life insurance policies decreased $886,041, or 14.4%, to $5,284,160. Random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to the small number of claims involved. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes that its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased 6.4% to $10,466,885 in the second quarter of 2001, from $9,840,756 in the second quarter of 2000. Interest expense incurred on deposits increased $627,817 or 3.2% for the six months ended June 30, 2001. This increase is the result of a slight increase in new annuity deposits and a decrease in annuity surrenders during the twelve month period ended June 30, 2001 when compared to the twelve month period ended June 30, 2000. The interest rate credited on universal life deposits ranges from 6.0% to 6.75% in 2001 and 2000. The rate credited on annuity deposits ranges from 5.0% to 6.25% in 2001.

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The second quarter 2001 future life policy benefit expenses were $1,448,884, compared to $1,529,101 in the second quarter of 2000, a decrease of 5.3%. For the six months ended June 30, 2001, the liability for future life policy benefits increased $513,792 or 19.6%.

Amortization of deferred policy acquisition costs decreased 10.8% to $2,191,484 in the second quarter of 2001. For the six months ended June 30, 2001, the decrease in amortization of deferred policy acquisition costs was $95,315, or 2.4%. During 2000, updated projection assumptions were used to more closely estimate actual annual experience during the interim months. Amortization totaled $5,144,539 for the year 2000. The annualized 2001 amortization calculated at June amounts to $7,675,600 which reflects the Company's current estimate of actual 2001 annual experience.

Analysis of Other Expenses

Total operating expenses, excluding taxes, licenses and fees increased 11.6% to $3,042,750 for the three months ended June 30, 2001 compared to $2,726,807 for the same period in 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General expenses, net of deferred policy acquisition costs, increased $221,880, or 8.9%, to $2,724,256 for the quarter ended June 30, 2001. For the six months ended June 30, 2001, net general expenses increased $346,648, or 7.3%, to $5,067,089. The increase for 2001 is primarily the result of employee benefit expenses increasing $158,000 due to an increase in the Company's matching contribution rate to the Employee 401(K) plan, effective January 1, 2001, and increased medical costs.

Another component of total operating expenses is commissions to independent Agents. Direct commission costs include new and renewal commissions, production bonuses and promotional incentives to Agents. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. During the second quarter of 2001, commission expense increased $94,062 to $318,494, compared to the second quarter of 2000. For the six months ended June 30, 2001, commission expense increased $209,844 to $911,433. Renewal premiums, very little of which is eligible for the DAC, are up $100,017 in 2001. Also reflected in 2000 was a reduction to commissions of almost $139,000 resulting from a decrease in promotional incentive costs for participation in an Erie Insurance Group promotion.

FINANCIAL CONDITION

Reserve Liabilities

The Company's primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On June 30, 2001, there was no material difference between the carrying value and fair value of the Company's investment-type policies. These life insurance and annuity reserves are supported primarily by the Company's long-term, fixed-income investments, as the underlying policy reserves are generally also of a long-term nature.

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

The Company's invested assets are liquid in order to meet commitments to our Policyholders. At June 30, 2001, the Company's investment portfolio consisting of cash, marketable short-term investments, investment grade bonds, common stock, and preferred stock, totaled $868.7 million or 81.4% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.

At June 30, 2001, the amortized cost of the Company's five largest investments in corporate debt securities totaled $33.0 million, none of which individually exceeded $8.0 million. These investments had a market value of $34.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the six months ended June 30, 2001 was $8,605,938 compared to $7,809,253 for the six months ended June 30, 2000. The Company's liquidity position remains strong as invested assets increased by more than $17 million during the first six months of 2001 to $898 million.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $19,290,029 in the second quarter of 2001 and $15,512,708 in the second quarter of 2000. The Company's ability to attract policyholders depends in large part on the relative attractiveness of its products compared to other investment alternatives commercially available. The stronger stock markets in the first half of 2000 compared to the weaker markets in the first half of 2001 contributed to increased annuity deposits because factors such as interest rate environment and performance of the stock market do influence the Company's ability to attract policyholders.

The Company's current commitments for expenditures as of June 30, 2001 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to Shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. At June 30, 2001 and 2000, there were no borrowings on this line of credit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FACTORS THAT MAY EFFECT FUTURE RESULTS

eCommerce Program and Related Infrastructure Expenditures

Emerging technologies are increasingly facilitating transactions between firms and their customers. Electronic transactions between life insurers and their customers or potential customers are becoming more generally accepted and utilized over time. In 2001, the Erie Insurance Group, including the Company, began the development of several eCommerce initiatives in support of the Group's business model of distributing insurance products exclusively through independent agents. These initiatives include customer interaction systems and are intended to improve service and efficiency, as well as result in increased sales. The eCommerce program also includes significant information technology infrastructure expenditures. The cost of these initiatives will be allocated among member companies of the Erie Insurance Group. Estimates of anticipated costs to the Company related to this program are being refined during the second half of 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company's 2000 Annual Report on Form 10-K. There have been no material changes in such risks or the Company's periodic reviews of asset and liability positions during the six months ended June 30, 2001. The information contained in the Investments section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.






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





PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three-month period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Erie Family Life Insurance Company
                                                  (Registrant)

Date: August 13, 2001                      /s/ Stephen A. Milne
                                     (Stephen A. Milne, President & CEO)


                                           /s/ Philip A. Garcia
                      (Philip A. Garcia, Executive Vice President & CFO)