Form 10-Q
period 2001-09-30
ERIE FAMILY LIFE INSURANCE CO
filed 2001-11-02
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on October 31, 2001.

                                     INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position--September 30, 2001 and December 31,
        2000

        Statements of Operations--Three and nine months ended September 30, 2001 and 2000

        Statements of Comprehensive Income--Three and nine months ended September 30, 2001 and 2000

        Statements of Cash Flows--Nine months ended September 30, 2001 and 2000

        Notes to Financial Statements--September 30, 2001

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION


                       ERIE FAMILY LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                                                     (Dollars in thousands)
                                                                                               September 30,          December 31,
ASSETS                                                                                             2001                   2000
                                                                                               -------------          -----------
                                                                                                (Unaudited)
   Investments:
         Fixed Maturities at fair value (amortized cost
           of $700,625 and $695,078, respectively)                                              $  725,118             $  683,651
         Equity Securities at fair value
           (cost of $126,854 and $127,389, respectively)                                           122,314                137,918
         Limited Partnerships
           (cost of $38,529 and $35,504, respectively)                                              40,667                 42,074
         Real Estate                                                                                 1,313                  1,376
         Policy Loans                                                                                8,533                  7,766
         Real Estate Mortgage Loans                                                                  7,401                  8,284
                                                                                                ----------             ----------


           Total Invested Assets                                                                $  905,346             $  881,069

         Cash and Cash Equivalents                                                                  62,918                 17,955
         Premiums Receivable from Policyholders                                                      4,765                  4,609
         Reinsurance Recoverable                                                                       872                    612
         Other Receivables                                                                             446                    392
         Accrued Investment Income                                                                  15,047                 12,038
         Deferred Policy Acquisition Costs                                                          89,337                 84,723
         Reserve Credit for Reinsurance Ceded                                                       10,626                  9,076
         Prepaid Federal Income Taxes                                                                    0                    167
         Other Assets                                                                                9,430                  9,702
                                                                                                ----------             ----------

           Total Assets                                                                         $1,098,787             $1,020,343
                                                                                                ==========             ==========

See notes to financial statements.



                       ERIE FAMILY LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                                                     (Dollars in thousands)
                                                                                               September 30,          December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                               2001                   2000
                                                                                               -------------          ------------
                                                                                                (Unaudited)
 Liabilities:
         Policy Liabilities and Accruals:
          Future Life Policy Benefits                                                          $   82,787              $   76,879
          Future Accident and Health Policy Benefits                                                   27                       0
          Policy and Contract Claims                                                                3,315                   2,473
          Annuity Deposits                                                                        615,227                 584,174
          Universal Life Deposits                                                                 117,806                 107,192
          Supplementary Contracts Not
            Including Life Contingencies                                                              614                     550
         Other Policyholder Funds                                                                   6,155                   4,615
         Federal Income Taxes Payable                                                               2,787                       0
         Deferred Income Taxes                                                                     28,075                  23,819
         Reinsurance Premium Due                                                                      626                     894
         Accounts Payable and Accrued Expenses                                                     10,807                   5,297
         Note Payable to Erie Indemnity Company                                                    15,000                  15,000
         Due to Affiliate                                                                           1,241                   2,029
         Dividends Payable                                                                          3,686                   1,701
                                                                                               ----------              ----------

           Total Liabilities                                                                   $  888,153              $  824,623
                                                                                               ----------              ----------

   Shareholders' Equity:
         Common Stock, $.40 Par Value Per Share;
           Authorized 15,000,000 Shares; 9,450,000
           Shares Issued and Outstanding                                                       $    3,780              $    3,780
         Additional Paid-In Capital                                                                   630                     630
         Accumulated Other Comprehensive Income                                                    14,355                   3,687
         Retained Earnings                                                                        191,869                 187,623
                                                                                               ----------              ----------

           Total Shareholders' Equity                                                          $  210,634              $  195,720
                                                                                               ----------              ----------

           Total Liabilities and Shareholders' Equity                                          $1,098,787              $1,020,343
                                                                                               ==========              ==========

See notes to financial statements.



                       ERIE FAMILY LIFE INSURANCE COMPANY
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                       (Dollars in thousands, except per share data)
                                                                     Three Months Ended            Nine Months Ended
                                                                         September 30                 September 30
                                                                  -----------------------       -----------------------
                                                                    2001           2000           2001           2000
   Revenues:
      Policy:
      Life Premiums, net of premiums ceded of
        $1,921, $638, $5,343 and
        $2,741, respectively                                       $10,573        $10,741        $32,101        $31,523
      Group and Other Premiums, net of premiums
        ceded of $31, $0, $70 and $0, respectively                     722            632          2,051          1,965
                                                                   -------        -------        -------        -------
          Total Policy Revenue                                     $11,295        $11,373        $34,152        $33,488
      Investment Income, net of expenses of
        $415, $456, $1,413 and $1,373, respectively                 14,744         14,259         45,318         43,989
      Equity in Earnings of Limited Partnerships                       614          1,122          1,416          3,492
      Net Realized (Losses) Gains on Investments                  (  2,034)         1,628       (  2,507)         5,480
      Other Income                                                     317            244            687            759
                                                                   -------        -------        -------        -------
   Total Revenues                                                  $24,936        $28,626        $79,066        $87,208
                                                                   -------        -------        -------        -------

   Benefits and Expenses:
      Death Benefits, net of reinsurance recoveries
        of $769, $961, $1,535 and $2,246, respectively             $ 4,022        $ 3,069        $ 9,306        $ 9,239
      Interest on Annuity Deposits                                   9,172          8,496         26,319         25,379
      Interest on Universal Life Deposits                            1,695          1,590          5,028          4,558
      Surrender and Other Benefits                                     268            327            733            873
      Increase in Future Life Policy Benefits, net of
        the increase in reserve credit for reinsurance
        ceded of $526, $216, $1,550 and
        $605, respectively                                           1,245          1,249          4,382          3,872
      Amortization of Deferred Policy Acquisition Costs              1,610          1,643          5,448          5,576
      Commissions, net of reinsurance reimbursements
        of $986, $165, $2,663 and $1,089, respectively                 707            580          1,618          1,282
      General Expenses                                               1,854          1,994          6,921          6,714
      Taxes, Licenses and Fees                                         502            464          1,547          1,561
                                                                   -------        -------        -------        -------
   Total Benefits and Expenses                                     $21,075        $19,412        $61,302        $59,054
                                                                   -------        -------        -------        -------

   Income From Operations                                          $ 3,861        $ 9,214        $17,764        $28,154
   Provision for Federal Income Taxes:
      Current                                                        3,107          2,455          7,640          7,835
      Deferred                                                    (  1,765)           733       (  1,493)         1,906
                                                                   -------        -------        -------        -------
   Total Provision for Federal Income Taxes                          1,342          3,188          6,147          9,741
                                                                   -------        -------        -------        -------

   Net Income                                                      $ 2,519        $ 6,026        $11,617        $18,413
                                                                   =======        =======        =======        =======

   Net Income Per Share                                            $  0.27        $  0.64        $  1.23        $  1.95
                                                                   =======        =======        =======        =======

   Dividends Declared Per Share                                    $ 0.195        $  0.00        $  0.78        $  0.54
                                                                   =======        =======        =======        =======

See notes to financial statements.



                      ERIE FAMILY LIFE INSURANCE COMPANY
                 STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                                  (Dollars in thousands)
                                                                     Three Months Ended           Nine Months Ended
                                                                         September 30                September 30
                                                                  -----------------------       -----------------------
                                                                    2001           2000           2001           2000

Net Income                                                         $ 2,519        $ 6,026        $11,617        $18,413
                                                                   -------        -------        -------        -------
Unrealized Gains on Securities:
   Unrealized Holding Gains Arising
     During Period                                                   3,103          6,027         13,911         21,200
   Less:  Reclassification Adjustment for Losses (Gains)
     Included in Net Income                                          2,034       (  1,628)         2,507       (  5,480)
                                                                   -------        -------        -------        -------
     Net Unrealized Holding Gains
       Arising During Period                                       $ 5,137        $ 4,399        $16,418        $15,720
                                                                   -------        -------        -------        -------

Income Tax Expense Related to
   Unrealized Gains                                               (  1,802)      (  1,539)      (  5,750)      (  5,502)
                                                                   -------        -------        -------        -------

Other Comprehensive Income, Net of Tax                             $ 3,335        $ 2,860        $10,668        $ 10,218
                                                                   -------        -------        -------        --------

Comprehensive Income                                               $ 5,854        $ 8,886        $22,285        $ 28,631
                                                                   =======        =======        =======        ========

See notes to financial statements.



                       ERIE FAMILY LIFE INSURANCE COMPANY
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                    (Dollars in thousands)
                                                                                           Nine Months Ended      Nine Months Ended
                                                                                          September 30, 2001     September 30, 2000
                                                                                          ------------------     -------------------
Cash flows from operating activities:
   Net income                                                                                   $  11,617               $  18,413
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Net amortization of bond and mortgage premium                                                 175                     156
        Amortization of deferred policy acquisition costs                                           5,448                   5,576
        Real estate depreciation                                                                       62                      62
        Software amortization                                                                         187                     187
        Deferred federal income tax (benefit) expense                                          (    1,493)                  1,906
   Realized losses (gains) on investments                                                           2,507              (    5,480)
   Equity in income of limited partnerships                                                    (    1,416)             (    3,492)
   Increase in premiums receivable                                                             (      156)             (      256)
   Increase in other receivables                                                               (       54)             (       59)
   Increase in accrued investment income                                                       (    3,009)             (    4,002)
   Increase in policy acquisition costs deferred                                               (   10,062)             (    9,652)
   Decrease (increase) in other assets                                                                 86              (      353)
   Increase in reinsurance recoverables
      and reserve credits                                                                      (    1,810)             (    1,386)
   Increase in future policy benefits and claims                                                    6,775                   5,435
   Increase (decrease) in other policyholder funds                                                  1,541              (    1,610)
   Decrease in reinsurance premium due                                                         (      268)             (      419)
   Increase (decrease) in federal income taxes payable                                              2,955              (      104)
   Increase in accounts payable and due to affiliate                                                4,723                   6,040
                                                                                                ---------               ---------
          Net cash provided by operating activities                                             $  17,808               $  10,962
                                                                                                ---------               ---------

   Cash flows from investing activities:
   Purchase of investments:
      Fixed maturities                                                                         ($ 203,681)             ($  84,210)
      Equity securities                                                                        (   15,952)             (   28,686)
      Limited partnership contributions                                                        (    5,118)             (    6,966)
   Sales/maturities of investments:
      Sales of fixed maturities                                                                   142,135                  17,454
      Calls of fixed maturities                                                                    48,624                  23,574
      Equity securities                                                                            21,180                  24,765
      Limited partnerships                                                                          3,507                   4,634
   Principal payments received on mortgage loans                                                      883                   1,645
   Loans made to Policyholders                                                                 (    1,579)             (    1,586)
   Payments received on policy loans                                                                  812                     804
                                                                                                ---------               ---------
          Net cash used in investing activities                                                ($   9,189)             ($  48,572)
                                                                                                ---------               ---------

See notes to financial statements




                       ERIE FAMILY LIFE INSURANCE COMPANY
                STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

                                                                                                    (Dollars in thousands)
                                                                                           Nine Months Ended      Nine Months Ended
                                                                                          September 30, 2001     September 30, 2000
                                                                                          ------------------     ------------------
Cash flows from financing activities:
Increase in annuity and supplementary contract deposits                                         $ 31,116                $  5,950
Increase in universal life deposits                                                               10,615                   9,263
Dividends paid to Shareholders                                                                 (   5,387)              (   4,961)
                                                                                                --------                --------
       Net cash provided by financing activities                                                $ 36,344                $ 10,252
                                                                                                --------                --------
Net increase (decrease) in cash and cash equivalents                                              44,963               (  27,358)
Cash and cash equivalents at beginning of year                                                    17,955                  27,358
                                                                                                --------                --------
Cash and cash equivalents at end of quarter                                                     $ 62,918                $      0
                                                                                                ========                ========

Supplemental disclosures of cash flow information: Cash paid during the year for:
   Interest                                                                                     $   640                 $    648
   Income taxes                                                                                   4,550                    7,800

See notes to financial statements


                       ERIE FAMILY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                    All amounts are in thousands of dollars

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B -- INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and non-redeemable preferred stock while fixed maturities consist of bonds and notes. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of Shareholders' equity. Investments that have declined in value below cost and for which the decline is considered to be "other than temporary" by management, are written down to estimated realizable value. Such write downs are made on an individual security basis and are recorded as a component of net realized gains/losses on investments in the Statements of Operations.

The following is a summary of available-for-sale securities:


                                                                              Gross              Gross
                                                          Amortized         Unrealized        Unrealized        Estimated
                                                             Cost             Gains             Losses          Fair Value
                                                         -----------------------------------------------------------------
September 30, 2001
Fixed Maturities:
U.S. Treasuries and Government
   Agencies                                                $ 22,104          $  1,332          $      0          $ 23,436
States and Political Subdivisions                               195                 2                 0               197
Special Revenue                                               9,427               307                 0             9,734
Public Utilities                                             63,217             2,456               337            65,336
U.S. Banks, Trusts and Insurance
   Companies                                                124,389             7,521             1,090           130,820
U.S. Industrial and Miscellaneous                           416,047            15,445             3,435           428,057
Foreign                                                      65,246             2,494               202            67,538
                                                           --------          --------          --------          --------
     Total Fixed Maturities                                $700,625          $ 29,557          $  5,064          $725,118
                                                           --------          --------          --------          --------


                       ERIE FAMILY LIFE INSURANCE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE B -- INVESTMENTS (Continued)


                                                                              Gross              Gross
                                                          Amortized         Unrealized        Unrealized        Estimated
                                                             Cost             Gains             Losses          Fair Value
                                                         -----------------------------------------------------------------
Equity Securities:
Common Stock:
U.S. Banks, Trusts and Insurance
   Companies                                             $  7,266            $  1,087          $     44          $  8,309
U.S. Industrial and Miscellaneous                          58,518              10,276            17,272            51,522
Foreign                                                       417                   0                58               359
Non-redeemable Preferred Stock:
U.S. Industrial and Miscellaneous                          12,603                 574                21            13,156
Foreign                                                    48,050               1,713               795            48,968
                                                         --------            --------          --------          --------
     Total Equity Securities                             $126,854            $ 13,650          $ 18,190          $122,314
                                                         --------            --------          --------          --------
       Total Available-for-Sale
       Securities                                        $827,479            $ 43,207          $ 23,254          $847,432
                                                         ========            ========          ========          ========

December 31, 2000
Fixed Maturities:
U.S. Treasuries and Government
   Agencies                                              $ 12,114            $    835          $      6          $ 12,943
States and Political Subdivisions                             195                   8                 0               203
Special Revenue                                             9,458                 271                 0             9,729
Public Utilities                                           71,732               1,774             1,439            72,067
U.S. Banks, Trusts and Insurance
   Companies                                              125,125               2,162             4,163           123,124
U.S. Industrial and Miscellaneous                         401,160               5,645            13,105           393,700
Foreign                                                    67,630                 489             4,394            63,725
                                                         --------            --------          --------          --------
     Total Bonds                                         $687,414            $ 11,184          $ 23,107          $675,491
Redeemable Preferred Stock                                  7,664                 496                 0             8,160
                                                         --------            --------          --------          --------
     Total Fixed Maturities                              $695,078            $ 11,680          $ 23,107          $683,651
                                                         --------            --------          --------          --------

Equity Securities:
Common Stock:
U.S. Banks, Trusts and Insurance
   Companies                                             $  7,447            $    754          $     58          $  8,143
U.S. Industrial and Miscellaneous                          53,931              20,867             9,810            64,988
Foreign                                                       703                   0               309               394
Non-redeemable Preferred Stock:
U.S. Industrial and Miscellaneous                          10,950                 143               271            10,822
Foreign                                                    54,358                 661             1,448            53,571
                                                         --------            --------          --------          --------
     Total Equity Securities                             $127,389            $ 22,425          $ 11,896          $137,918
                                                         --------            --------          --------          --------
       Total Available-for-Sale
       Securities                                        $822,467            $ 34,105          $ 35,003          $821,569
                                                         ========            ========          ========          ========


                       ERIE FAMILY LIFE INSURANCE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE B -- INVESTMENTS (Continued)

The components of net realized (losses) gains on investments as reported on the Statements of Operations are included below. The securities that were written down during 2001 were in the Internet, telecommunication equipment, semi-conductor, transportation and software development industry segments.


                                                            Three Months Ended                    Nine Months Ended
                                                                September 30                          September 30
                                                         ---------------------------           -------------------------
                                                           2001                2000              2001              2000

   Fixed maturities:
   Gross realized gains                                   $2,534              $    0            $4,334            $  432
   Gross realized losses                                 ( 1,140)            (     1)          ( 2,180)          (   411)
   Write downs                                           (   193)                  0           ( 1,744)                0
                                                          ------              ------            ------            ------
     Net realized gains (losses)                          $1,201             ($    1)           $  410            $   21
                                                          ------              ------            ------            ------

   Equity securities:
   Gross realized gains                                   $  970              $2,134            $1,609            $6,679
   Gross realized losses                                 (   215)            (   505)          (   536)          ( 1,220)
   Write downs                                           ( 3,990)                  0           ( 3,990)                0
                                                          ------              ------            ------            ------
     Net realized (losses) gains                         ($3,235)             $1,629           ($2,917)           $5,459
                                                          ------              ------            ------            ------

     Net realized (losses) gains on
       investments                                       ($2,034)             $1,628           ($2,507)           $5,480
                                                          ======              ======            ======            ======


The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower. Collateral that exceeds the market value of the loaned securities is maintained by the lending agent. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. At September 30, 2001, the Company had loaned securities with a market value of $34.2 million and secured by collateral of $35.3 million.

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

The components of equity in earnings of limited partnerships as reported on the Statements of Operations are as follows:

                          Three Months Ended          Nine Months Ended
                             September 30                September 30
                        ----------------------       ---------------------

                          2001           2000          2001          2000

   Private Equity       ($  180)       $   728       $    18       $   692
   Real Estate              569            229         1,128         1,783
   Fixed Income             225            165           270         1,017
                        -------        -------       -------       -------
                        $   614        $ 1,122       $ 1,416       $ 3,492
                        =======        =======       =======       =======

                       ERIE FAMILY LIFE INSURANCE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE B -- INVESTMENTS (Continued)

The Company began using forward currency contracts to hedge the risks related to investments in partnerships in 2001. These contracts are being recorded at fair value on the Statements of Financial Position. A net gain of $83 and $15 has been recognized in the Statements of Operations during the three and nine months ended September 30, 2001, respectively.

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


Three Months Ended                                 Universal                    Group &
   September 30, 2001                Traditional     Life        Annuities       Other       Corporate      Total
---------------------                -----------   ---------     ---------     ---------     ---------    ---------
   Total policy revenue, net of
      reinsurance                     $  7,779      $  2,795       $     0       $   721      $      0     $ 11,295
   Total investment-related
     and other income                    1,338         1,792         8,792            34         1,685       13,641
                                      --------      --------       -------       -------      --------     --------
        Total revenues                $  9,117      $  4,587       $ 8,792       $   755      $  1,685     $ 24,936
                                      --------      --------       -------       -------      --------     --------

   Less: Total benefits and
      expenses                           6,468         3,444        10,248           915             0       21,075
                                      --------      --------       -------       -------      --------     --------

      Income (loss) from
        operations, before taxes      $  2,649      $  1,143      ($ 1,456)     ($   160)     $  1,685     $  3,861
                                      ========      ========       =======       =======      ========     ========



Nine Months Ended                                  Universal                    Group &
   September 30, 2001                Traditional     Life        Annuities       Other       Corporate      Total
---------------------                 ----------    --------     ---------      --------     ---------    ---------
   Total policy revenue, net of
      reinsurance                     $ 23,971      $  8,130      $      2      $  2,049      $      0     $ 34,152
   Total investment-related
     and other income                    4,332         5,433        28,606           106         6,437       44,914
                                      --------      --------      --------      --------      --------     --------
        Total revenues                $ 28,303      $ 13,563      $ 28,608      $  2,155      $  6,437     $ 79,066
                                      --------      --------      --------      --------      --------     --------

   Less: Total benefits and
      expenses                          20,247        10,926        28,390         1,739             0       61,302
                                      --------      --------      --------      --------      --------     --------

      Income from operations,
        before taxes                  $  8,056      $  2,637      $    218      $    416      $  6,437     $ 17,764
                                      ========      ========      ========      ========      ========     ========


                       ERIE FAMILY LIFE INSURANCE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE C -- SEGMENT INFORMATION (Continued)



Three Months Ended                                 Universal                    Group &
   September 30, 2000                Traditional     Life        Annuities       Other       Corporate      Total
---------------------                -----------  -----------    ---------      -------      ---------    --------
   Total policy revenue, net of
      reinsurance                     $ 8,177       $ 2,564       $     0       $   632       $     0      $11,373
   Total investment-related
     and other income                   1,009         2,024        11,297            31         2,892       17,253
                                      -------       -------       -------       -------       -------      -------
        Total revenues                $ 9,186       $ 4,588       $11,297       $   663       $ 2,892      $28,626
                                      -------       -------       -------       -------       -------      -------

   Less: Total benefits and
      expenses                          6,170         3,401         9,337           504             0       19,412
                                      -------       -------       -------       -------       -------      -------

      Income from operations,
        before taxes                  $ 3,016       $ 1,187       $ 1,960       $   159       $ 2,892      $ 9,214
                                      =======       =======       =======       =======       =======      =======


Nine Months Ended                                  Universal                    Group &
   September 30, 2000                Traditional     Life        Annuities       Other       Corporate      Total
---------------------                -----------   ---------     ---------      -------      ---------    --------
   Total policy revenue, net of
     reinsurance                      $23,832       $ 7,691       $     1       $ 1,964       $     0      $33,488
   Total investment-related
     and other income                   3,142         6,268        35,208            96         9,006       53,720
                                      -------       -------       -------       -------       -------      -------
        Total revenues                $26,974       $13,959       $35,209       $ 2,060       $ 9,006      $87,208
                                      -------       -------       -------       -------       -------      -------

   Less: Total benefits and
      expenses                         19,365        10,693        27,661         1,335             0       59,054
                                      -------       -------       -------       -------       -------      -------

      Income from operations,
        before taxes                  $ 7,609       $ 3,266       $ 7,548       $   725       $ 9,006      $28,154
                                      =======       =======       =======       =======       =======      =======


NOTE D -- REINSURANCE

The Company has entered into various reinsurance treaties for the purpose of ceding the excess of life insurance over retention limits. Reinsurance contracts do not relieve the Company from its obligations to Policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The Company considers all of its reinsurance assets to be collectible, therefore, no allowance has been established for uncollectible amounts. The Company's retention limit is $300,000 per life for individual and $200,000 per life for group coverage. For its disability income product, the Company also has a 50% coinsurance agreement with its reinsurer. Reinsurance recoveries for the three and nine months ended September 30, 2001 and 2000 were $769, $961, $1,535 and $2,246, respectively.

NOTE E -- RECLASSIFICATION

Certain amounts, as previously reported in the 2000 financial  statements,  have
been  reclassified  to  conform  to  the  current  year's  financial   statement
presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial information and related notes found on pages 3 through 13, herein, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 19, 2001.

FINANCIAL OVERVIEW

Net income decreased to $2,519,073, or $.27 per share, in the third quarter of 2001, compared to $6,026,086, or $.64 per share, for the third quarter of 2000. Realized capital losses on investments and a 31% increase in death benefits were the primary reasons for the decrease in net income for the quarter. For the nine months ended September 30, 2001 net income decreased 36.9% to $11,617,498, or $1.23 per share, compared to $18,412,617, or $1.95 per share for the same period in 2000. A decrease of $7,987,345 in realized gains on investments contributed to the year-to-date decline in earnings.

REVENUES

Analysis of Policy Revenue

Total policy revenue decreased slightly to $11,294,503 in the third quarter of 2001 from $11,373,232 during the same period in 2000. This was the result of a larger percentage of new business being issued in the ERIE Flagship Term policies where the Company's retention is less and where the premium charged is much more competitive than the Company's older term life insurance products.

The Company's sales of the ERIE Flagship Term product have continued to grow. As such, the Company's reinsurance premiums ceded and related commission and expense allowance has increased for the year 2001 when compared with 2000. Under the reinsurance treaty for this product, the reinsurer assumes 50% of all insurance up to $600,000 (the Company's retention limit is $300,000) and assumes all insurance above that amount. The reinsurance premiums ceded recognized in total life premiums related to the ERIE Flagship Term product amounted to $872,449 and $127,922 for the three months ended September 30, 2001 and 2000, respectively. Total policy revenue increased $663,671, or 2.0%, to $34,151,822 for the nine months ended September 30, 2001.

During the third quarter of 2001 the Company introduced two new products - ERIE Target Term and ERIE Flagship Term2. The ERIE Target Term product has a minimum face amount of $100,000 and offers a very low initial premium with rates guaranteed for 10 years on all plans. Under the reinsurance treaty for this new product, the reinsurer assumes 90% of all insurance up to $3,000,000 (the Company's retention limit is $300,000) and assumes all insurance above that amount. The ERIE Flagship Term2, now Erie Family Life's most comprehensive term insurance plan for individuals desiring substantial coverage, offers a minimum face amount of $100,000 and replaces the ERIE Flagship Term product mentioned above for new policy sales after October 1, 2001. Terms of the reinsurance treaty for this product are the same as those for the ERIE Flagship Term product mentioned above.

Analysis of Investment-related Income

Net investment income increased $484,597, or 3.4%, in the third quarter of 2001 due to increased levels of investment from cash flows generated by the Company's operations and by cash from annuity and universal life deposits. For the nine months ended September 30, 2001, net investment income increased $1,329,211, or 3.0%, to $45,318,036.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company realized net losses on investments in the third quarter of 2001 of $2,033,582 primarily as the result of charges taken to recognize the impairment of securities where the decline in market value was considered to be other than temporary. The Company recorded net realized gains of $1,628,244 in the same period in 2000. During the third quarter of 2001 equity markets continued to decline sharply. The decline in the equity markets was further exacerbated by the September 11th terrorist attacks.

The Company's analysis of equity and fixed maturity investments involves consideration of various factors such as the underlying financial condition and future growth and earnings prospects of the issuer. Management also considers market conditions specific to operating segments and industries of the issuers. During the third quarter of 2001, certain segments of technology sector investments suffered setbacks causing management to believe declines in the market value of certain holdings in these segments were other than temporary. Once declines in value are determined to be other than temporary by management, the security is written down to its estimated realizable value. Realized losses related to charges taken to recognize the impairment in values of equity and fixed maturity securities totaled $4,183,465 in the third quarter of 2001.

Equity in earnings of limited partnerships decreased $508,061 in the third quarter of 2001 when compared with the same period in 2000 as a result of partnership losses in private equity limited partnerships. For the nine months ended September 30, 2001, equity in earnings of limited partnerships decreased to $1,416,167 compared to $3,492,283 in 2000. In 2000, a fixed income limited partnership reported partnership earnings of $750,310 for the Company. In the second quarter 2001, a private equity limited partnership wrote down investments in the amount of $660,377.

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies increased $952,603 or 31.0% in the third quarter of 2001 to $4,021,727. Included in the third quarter 2001 death benefits is one claim amounting to $300,000, net of reinsurance recoverable, related to the September 11th terrorist attacks on the Pentagon in Washington, D.C. This is the only known claim to the Company related to those tragic events. For the nine months ended September 30, 2001, death benefits on life insurance policies increased slightly to $9,305,886. Random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to a small number of claims, but a potentially large amount of benefit on some claims. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes that its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased 7.7% to $10,867,892 in the third quarter of 2001, from $10,086,656 in the third quarter of 2000. Interest expense incurred on deposits increased $1,409,053, or 4.7%, to $31,346,455 for the nine months ended September 30, 2001. This increase is the result of an increase in new annuity deposits and a decrease in annuity surrenders during the twelve month period ended September 30, 2001 when compared to the twelve month period ended September 30, 2000. The interest rate credited on universal life deposits ranges from 6.0% to 6.75% in 2001 and 2000. The rate credited on annuity deposits ranges from 5.0% to 6.25% in 2001.

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The third quarter 2001 future life policy benefit expenses were $1,245,242, compared to $1,248,684 in the third quarter of 2000. For the nine months ended September 30, 2001, the liability for future life policy benefits increased $510,350, or 13.2%, to $4,382,375.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Amortization of deferred policy acquisition costs decreased 2.0% to $1,609,728 in the third quarter of 2001. For the nine months ended September 30, 2001, the decrease in amortization of deferred policy acquisition costs was $128,018, or 2.3%. Amortization totaled $5,144,539 for the year 2000.

Analysis of Other Expenses

Total operating expenses, excluding taxes, licenses and fees decreased slightly to $2,561,386 for the third quarter 2001 compared to $2,573,899 for the same period in 2000. For the nine months ended September 30, 2001, these expenses increased $543,979, or 6.8%, to $8,539,908.

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

General expenses, net of deferred policy acquisition costs, decreased $139,164, or 7.0%, to $1,854,493 for the quarter ended September 30, 2001. These expenses, before consideration of deferred policy acquisition costs, increased $113,550, or 2.8%, to $4,138,726 for the quarter ended September 30, 2001. For the nine months ended September 30, 2001, net general expenses increased $207,484, or 3.1%, to $6,921,582.

Another component of total operating expenses is commissions to independent Agents. Direct commission costs include new and renewal commissions, production bonuses and promotional incentives to Agents. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. For the third quarter of 2001, net commission expense increased $126,651 to $706,893, compared to the third quarter of 2000. For the nine months ended September 30, 2001, net commission expense increased $336,495 to $1,618,326. Reflected in the nine month results for 2000 was a reduction to commissions of approximately $137,000, resulting from a decrease in promotional incentive costs for participation in an Erie Insurance Group promotion.

FINANCIAL CONDITION

Reserve Liabilities

The Company's primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. On September 30, 2001, there was no material difference between the carrying value and fair value of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Company's invested assets are liquid in order to meet commitments to our Policyholders. At September 30, 2001, the Company's investment portfolio consisting of cash, marketable short-term investments, investment grade bonds, common stock, and preferred stock, totaled $866.2 million or 78.8% of total assets. These resources provide the liquidity the Company requires to meet the unforeseen demands on its funds.

At September 30, 2001, the amortized cost of the Company's five largest investments in corporate debt securities totaled $32.2 million, none of which individually exceeded $8.0 million. These investments had a market value of $34.5 million.

The Company's investments are subject to certain risks, including interest rate and price risk. The Company monitors exposure to interest rate risk through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio are monitored regularly.

The Company's portfolio of marketable equity securities, which is carried on the Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. The Company's objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. Portfolio holdings are diversified across industries and concentrations in any one company or industry are limited by parameters established by management and the Company's Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's major sources of cash from operations are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the nine months ended September 30, 2001 was $17,807,509 compared to $10,962,135 for the nine months ended September 30, 2000. The Company's liquidity position remains strong as invested assets increased by more than $24 million during the first nine months of 2001 to $905 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $18,019,868 in the third quarter of 2001 and $12,600,873 in the third quarter of 2000. The Company's ability to attract policyholders depends in large part on the relative attractiveness of its products compared to other investment alternatives commercially available. The stronger stock markets in the first nine months of 2000 compared to the weaker markets in the first nine months of 2001 contributed to increased annuity deposits because factors such as interest rate environment and performance of the stock market do influence the Company's ability to attract policyholders.

The Company's current commitments for expenditures as of September 30, 2001 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to Shareholders. These commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. At September 30, 2001 and 2000, there were no borrowings on this line of credit.

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

Emerging technologies are increasingly facilitating transactions between firms and their customers. Electronic transactions between life insurers and their customers or potential customers are becoming more generally accepted and utilized. In 2001, the Erie Insurance Group, including the Company, began the development of several eCommerce initiatives in support of the Group's business model of distributing insurance products exclusively through independent agents. These initiatives include customer interaction systems that are intended to improve service and efficiency, as well as result in increased sales. The eCommerce program also includes significant information technology infrastructure expenditures. The cost of these initiatives will be allocated among member companies of the Erie Insurance Group, including the Company. It is estimated that the after-tax effect on net income of the Company will be a reduction in earnings per share between $0.03 and $0.05 for 2001 and between $0.01 and $0.03 per share for each of the next two years of the program.

Terrorist Actions

The Company is exposed to direct losses arising from possible future terrorist actions. Additionally, current and future proposed federal measures might affect the way the life insurance industry handles losses from potential future terrorist actions. These proposals may include the establishment of a federal reinsurance program for losses from terrorist actions and possible changes to the tax laws governing the taxation of insurance companies. The Company may have possible exclusions that would arise from future potential terrorist actions.

The Company's substantial portfolio of equity and fixed income investments could also be affected by potential future terrorist actions which may affect the level of economic activity as well as investor confidence in the U.S.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company's 2000 Annual Report on Form 10-K. There have been no material changes in such risks or the Company's periodic reviews of asset and liability positions during the nine months ended September 30, 2001. The information contained in the Investments section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.






"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. Many factors could cause future results to differ materially from those discussed. Examples of such factors include but are not limited to: better (or worse) mortality rates, terrorist actions, changes in insurance regulations or legislation that disadvantage the Company in the marketplace and recession, economic conditions or stock market changes affecting pricing or demand for insurance products or ability to generate investment income and returns. Growth and profitability have been and will be potentially materially affected by these and other factors.




PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three-month period ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Erie Family Life Insurance Company
                                                          (Registrant)

Date: November 2, 2001                             /s/ Stephen A. Milne
                                             (Stephen A. Milne, President & CEO)


                                                   /s/ Philip A. Garcia
                              (Philip A. Garcia, Executive Vice President & CFO)