Form 10-K
period 2001-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 2002-03-15
CIK 33416

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                                (NO FEE REQUIRED)

For the fiscal year ended December 31, 2001

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

              Yes    X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on February 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Annual Report to shareholders for the fiscal year ended December 31, 2001 (the "Annual Report") are incorporated by reference into Parts II and IV of this Form 10-K Report.

                                      INDEX


ITEM NUMBER AND CAPTION                                                    PAGE

                                     Part I

Item 1.    Business                                                          3

Item 2.    Properties                                                        7

Item 3.    Legal Proceedings                                                 7

Item 4.    Submission of Matters to a Vote of Security Holders               7

                                     Part II

Item 5.    Market for the Registrant's Common Stock and Related
           Shareholder Matters                                               8

Item 6.    Selected Financial Data                                           8

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk        8

Item 8.    Financial Statements and Supplementary Data                       8

Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                          8

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                 9

Item 11.  Executive Compensation                                            13

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                        21

Item 13.  Certain Relationships and Related Transactions                    23

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                       24

                                     PART I

ITEM 1.  BUSINESS

     Erie Family Life Insurance Company (hereinafter referred to as the "Company" or "Erie Family Life") was incorporated in the Commonwealth of Pennsylvania on May 23, 1967 and commenced business on September 1, 1967. The Company is primarily engaged in the business of underwriting and selling nonparticipating individual and group life insurance policies, including universal life, annuity and disability income products.

     The Company is owned 21.6% by the Erie Indemnity Company (EIC), 53.5% by the Erie Insurance Exchange (Exchange) and the remaining 24.9% by public shareholders, who are predominantly directors, agents and employees of EIC. EIC is a Pennsylvania business corporation formed in 1925 to be the attorney-in-fact for the Exchange, a Pennsylvania-domiciled reciprocal insurance exchange. EIC's principal business activity consists of the management of the Exchange. EIC also is engaged in the property/casualty insurance business through its wholly owned subsidiaries, Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property & Casualty Company and through its management of Flagship City Insurance Company, a subsidiary of the Exchange. Together with the Exchange, EIC and its subsidiaries and affiliates, including Erie Family Life, operate collectively under the name "Erie Insurance Group."

Products

     The Company's portfolio of life insurance includes permanent life, endowment and term policies, including whole life, mortgage and decreasing term, group, and universal life insurance. In terms of face value, new life business issued in 2001, 2000 and 1999 had a ratio of 8:1, 8:1 and 5:1, respectively, of term insurance to whole life insurance coverage. Contributing to the increase in this ratio has been the introduction of three new term life insurance products since late 1999. The ERIE Flagship TermSM, introduced in late 1999, was designed for sale of face amounts of $300,000 and above. In the third quarter of 2001, the Company rolled out its two newest products - ERIE Target TermSM and ERIE Flagship Term2SM. The ERIE Target Term product has a minimum face amount of $100,000 and offers a very low initial premium with rates guaranteed for 10 years on all plans. The ERIE Flagship Term2, now Erie Family Life's most comprehensive term insurance plan for individuals desiring substantial coverage, offers a minimum face amount of $100,000 and replaced the ERIE Flagship Term product for new policy sales after October 1, 2001.

     Life insurance premiums and annuity deposits have been the primary sources of cash inflows for the Company. Net life insurance premiums by class, as a percentage of total sales, are as follows:

                                                                 For the year ended December 31,

     Class                                          2001          2000         1999         1998         1997
     -----                                          ----          ----         ----         ----         ----
     Ordinary Life (including Term,
       Whole Life and Universal Life)               94.0%         94.2%        93.7%        93.4%        93.3%
     Group and other                                 6.0           5.8          6.3          6.6          6.7
                                                   ------        ------       ------       ------       ------
                                                   100.0%        100.0%       100.0%       100.0%       100.0%

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

     The Erie Insurance Group affiliated property and casualty insurance companies periodically purchase annuities from the Company in connection with the structured settlement of claims. Structured settlement annuities sold to affiliated property/casualty companies totaled $12,878,769, $16,167,642 and $23,312,225 in 2001, 2000, and 1999, respectively. Also included in the annuity deposits are annuity contracts purchased by the Erie Insurance Group Retirement Plan for Employees. These annuity contracts totaled $4,513,441 in 2001, $5,626,892 in 2000 and $5,321,738 in 1999.

     Annuity deposits by class are as follows:


                                                                            For the year ended December 31,

       Class                                      2001              2000           1999             1998            1997
       -----                                      ----              ----           ----             ----            ----

       Universal Life Deposits               $    12,238,438  $   11,198,124  $    11,792,172  $   10,692,515  $    10,733,738
       Annuity Deposits                           69,754,071      51,060,326       67,114,641      56,727,779       58,306,640
                                             ---------------  --------------  ---------------  --------------  ---------------
                                             $    81,992,509  $   62,258,450  $    78,906,813  $   67,420,294  $    69,040,378

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

     The Company reinsures a portion of its business under a number of different reinsurance agreements. The primary purpose of this reinsurance is to enable the Company to write a policy in an amount larger than the Company is willing to assume for itself. The secondary purposes are to receive commissions on the reinsurance ceded and in some instances to participate in the profits of the reinsured business by way of an "experience rating refund." The Company currently reinsures with other insurance companies the portion of the insurance coverage above acceptable retentions. The retention limits on an acceptable risk is generally $300,000 per life for individual and $200,000 per life for group coverage. For its disability income product, the Company has a 50% coinsurance agreement with a nonaffiliated reinsurer. The Company has a 50% coinsurance agreement, with a maximum retention of $300,000, with nonaffiliated reinsurers for its ERIE Flagship TermSM and ERIE Flagship Term2SM products. For its Erie Target TermSM product, the Company has a 90% coinsurance agreement, with a maximum retention of $300,000, with nonaffiliated reinsurers.

Marketing

     The Company markets its products through independent agents in eleven jurisdictions. The 2001 statutory direct premiums and annuity considerations for those jurisdictions is made up of: Pennsylvania (64.76%), Maryland (7.33%), Ohio (6.84%), Virginia (6.50%), North Carolina (4.35%), West Virginia (3.81%), Indiana (3.13%), Tennessee (1.10%),
     Illinois (.55%), and the District of Columbia (.04%). The policies sold are evaluated by the Company's Underwriting Department which accepts or declines applicants for insurance. Premium on policies which are accepted may be standard or rated, depending on the nature of the risk.

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

Insurance Liabilities

     The Company establishes and maintains actuarial reserves to meet its obligations on life insurance, disability income, and annuity policies. These reserves are amounts which, with additions from premiums to be received on outstanding policies and with interest on such reserves compounded annually at certain assumed rates, are calculated to be sufficient to meet policy obligations at death, disability or maturity in accordance with the mortality and morbidity tables employed when the policies are issued.

     Reserves for life insurance and income-paying annuity future policy benefits have been computed primarily by the net level premium method with assumptions as to anticipated mortality, withdrawals, lapses and investment yields. Disability income reserves are calculated as two-year preliminary term mid-terminal reserves plus unearned premium reserves. Deferred annuity future policy benefit liabilities have been established at accumulated values without reduction for surrender charges. Reserves for universal life and deposit contracts are based on the contract account balance, if future benefit payments in excess of the account balance are not guaranteed, or the present value of future benefit payments when such payments are guaranteed. Variations are inherent in such calculations due to the estimates and assumptions necessary in the calculations. Interest rate assumptions for non-interest sensitive life insurance range from 3.5% to 4% on policies issued in 1980 and prior years and 6% to 7.25% on policies issued in 1981 and subsequent years. Mortality and withdrawal assumptions are based on tables typically used in the industry, modified to reflect actual experience where appropriate.

     Universal life and annuity deposits are credited with varying interest rates determined at the discretion of the Company subject to certain minimums. During 2001, interest rates credited ranged from 6.0% to 6.75% on universal life deposits and 5.0% to 6.25% on annuity deposits. There were no material differences between the carrying value and fair value of the Company's investment-type policies at December 31, 2001.

Insurance Regulation

     The Company is subject to supervision and regulation by the insurance departments of the states in which it does business. Although the extent of the regulation varies from state to state, generally the supervisory agencies are vested with broad regulatory powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, licensing of agents, approval of policy forms, deposits of securities as for the benefits of policy owners, and investments and maintenance of specified reserves and capital, all designed primarily for the protection of policy owners. In accordance with the rules of the National Association of Insurance Commissioners (NAIC), the Company is examined periodically by one or more of the state supervisory agencies. The last completed examination of the Company was conducted by the Pennsylvania Insurance Department and covered the five years ended December 31, 1995. The Company is currently being examined by the Pennsylvania Insurance Department for the five year period ended December 31, 2000.

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

     Erie Family Life has regulatory total adjusted capital of almost $126 million and a ratio of total adjusted capital to authorized control level risk-based capital of more than 8:1 at December 31, 2001. The Company's ratios significantly exceed the minimum NAIC risk-based capital requirements.

     The NAIC adopted the Codification of Statutory Accounting Practices (Codification), effective January 1, 2001, as the NAIC-supported basis of accounting. The Codification was approved with a provision allowing for prescribed or permitted accounting practices to be determined by each states' insurance commissioner. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state. The Company follows complete NAIC statutory accounting practices, with no permitted or prescribed deviations from the Pennsylvania Insurance Department. The Codification resulted in changes to the Company's statutory-basis financial statements, the most significant of which were the recording of statutory deferred taxes and the elimination of the cost of collection liability. The total net cumulative adjustment increased the statutory surplus by $3,388,534.

Employees

     Services of 128 full-time Employees are provided through EIC. Five of the employees are officers. Employee expenses along with other operating expenses are paid by EIC and reimbursed by the Company on a monthly basis. None of the Employees are covered by collective bargaining agreements and the Company believes its Employee relations are good.

Other Data
                    The Company's Lapse Rate for 2001 and 2000 was 5.8% and 8.5%, respectively.

                    Total Life Insurance In Force for the last five years Net of Reinsurance was:

                                2001 - $14,790,984,000
                                2000 - $13,918,295,000
                                1999 - $13,031,594,000
                                1998 - $11,961,512,000
                                1997 - $10,754,141,000

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

ITEM 2.  PROPERTIES

The Company owns real property for investment purposes as provided in Schedule I "Summary of Investments other than Investments in Related Parties." This investment property, located in Allentown, Pennsylvania, is leased to EIC and a nonaffiliated business. Rental income for 2001 was $353,760. The executive and administrative offices of the Company are located in the headquarters office of Erie Insurance Group in Erie, Pennsylvania. The Company pays other members of the group an amount determined by an agreement for office space and for the use of facilities, equipment and services.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote to shareholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The information set forth on page 25 of the Company's 2001 Annual Report is incorporated herein by reference. The following sets forth the range of high and low closing prices of the Company's stock by quarter:

                                 2001                            2000
                           Low          High                Low          High
First Quarter              16           17 1/2              17 5/8       20 3/4

Second Quarter             16 3/4       18 3/4              17 3/8       21

Third Quarter              17 4/5       21                  18           19 1/2

Fourth Quarter             19           21 3/4              16           19

The amount of dividends the Company can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10 percent of its statutory surplus as regards policyholders as shown on its last annual statement on file with the commissioner, or (b) the net income as reported for the period covered by such annual statement, but shall not include pro rata distribution of any class of the insurer's own securities. Accordingly, the maximum dividend payout which may be made in 2002 without prior Pennsylvania Commissioner approval is $10,609,021.

ITEM 6.  SELECTED FINANCIAL DATA

The information contained in "Selected Financial Data" on page 16 of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth on pages 17 through 25 of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 22 and 23 of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2001 Financial Statements and the Company's Independent Auditors' Report on pages 28 through 45 of the Company's 2001 Annual Report are incorporated herein by reference, as is the unaudited information set forth in the Notes to the Financial Statements under the caption "Quarterly Results of Operations (Unaudited)" on pages 44 through 45.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Erie Insurance Group President and CEO, Stephen A. Milne, retired from the Company effective January 18, 2002. Jan R. Van Gorder, Senior Executive Vice President, Secretary and General Counsel, is acting President and CEO until a new President and CEO is selected. Mr. Milne remains on the Board of Directors of the Company and the Erie Indemnity Company, the principal management company of the Erie Insurance Group.

Directors are elected to one year terms at the Company's annual meeting of Shareholders. Following are the Company's officers and directors:


                                        Present Principal Position with Erie
Name and Age                            Family Life and Other Material Positions
as of 12/31/01                          Held During the Last Five Years

Samuel P. Black, III 1,3,4              Director since 1997. President,  Treasurer and Secretary,  Samuel
       59                               P.  Black &  Associates,  Inc.--insurance  agency;  Director--the
                                        Company, Erie Insurance Company, Flagship City Insurance Company,
                                        Erie  Insurance  Property & Casualty  Company and Erie  Indemnity
                                        Company, Attorney-in-Fact for Erie Insurance Exchange.

J. Ralph Borneman, Jr. 3,4              Director since  1992. President  and  Chief   Executive  Officer,
       63                               Body-Borneman Associates, Inc.,   insurance   agency.  President,
                                        Body-Borneman, Ltd. and Body-Borneman,  Inc., insurance agencies.
                                        Director--the  Company,  Erie  Insurance  Company, Erie Indemnity
                                        Company,  Attorney-in-Fact  for   Erie  Insurance  Exchange, Erie
                                        Insurance Company of New York and National Penn Bancshares.

John J. Brinling, Jr.                   Executive  Vice  President  of  the  Company since December 1990.
       54                               Division   Officer   1984 - Present.   Director--Erie   Insurance
                                        Company of New York.

Patricia Garrison-Corbin 2,4,5C         Director  since  2000.  President, P.G. Corbin  &  Company 1987 -
       54                               Present.  Director--the Company,  Erie Insurance Company and Erie
                                        Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange.

Robert H. Dreyer                        Senior  Vice  President of the Company since 1990.  Chief Actuary
       64                               1983 - Present.

Philip A. Garcia                        Executive  Vice  President  and Chief  Financial  Officer  of the
       45                               Company,   Erie  Insurance   Company,   Erie  Indemnity  Company,
                                        Attorney-in-Fact  for  Erie  Insurance  Exchange,  Flagship  City
                                        Insurance Company, Erie Insurance Property & Casualty Company and
                                        Erie  Insurance  Company of New York since October  1997.  Senior
                                        Vice  President and  Controller  1993 - 1997.  Director--Flagship
                                        City  Insurance  Company,  Erie  Insurance  Property  &  Casualty
                                        Company and Erie Insurance Company of New York.

1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairman



                                        Present Principal Position with Erie
Name and Age                            Family Life and Other Material Positions
as of 12/31/01                          Held During the Last Five Years

Susan Hirt Hagen 1,*                    Director  since 1980.  Managing  Partner,  Hagen,  Herr & Peppin,
       66                               Group Relations  Consultants since 1990;  Director--the  Company,
                                        Erie   Insurance    Company   and   Erie    Indemnity    Company,
                                        Attorney-in-Fact for Erie Insurance Exchange, since 1980.

F. William Hirt 1C,*                    Director since 1967.  Chairman of the Board of the Company,  Erie
       76                               Insurance Company,  Erie Indemnity Company,  Attorney-in-Fact for
                                        Erie  Insurance  Exchange,  Erie  Insurance  Property  & Casualty
                                        Company and Flagship City Insurance Company since September 1993;
                                        Chairman of the Board of Erie Insurance Company of New York since
                                        April 1994.  Chairman of the  Executive  Committee of the Company
                                        and  the  Erie  Indemnity  Company,   Attorney-in-Fact  for  Erie
                                        Insurance  Exchange since November  1990;  Interim  President and
                                        Chief Executive Officer of the Company,  Erie Indemnity  Company,
                                        Attorney-in-Fact  for Erie  Insurance  Exchange,  Erie  Insurance
                                        Company,  Erie Insurance  Property & Casualty  Company,  Flagship
                                        City  Insurance  Company and Erie  Insurance  Company of New York
                                        from January 1, 1996 to February 12, 1996; Chairman of the Board,
                                        Chief Executive  Officer and Chairman of the Executive  Committee
                                        of the Company, Erie Indemnity Company, Attorney-in-Fact for Erie
                                        Insurance  Exchange and Erie Insurance Company for more than five
                                        years  prior  thereto;   Director--the  Company,  Erie  Insurance
                                        Company, Flagship City Insurance Company, Erie Indemnity Company,
                                        Attorney-in-Fact  for Erie  Insurance  Exchange,  Erie  Insurance
                                        Property & Casualty  Company  and Erie  Insurance  Company of New
                                        York.

Samuel P. Katz 2,3                      Director  since  2000.  Chief  Executive   Officer,   Greater
       52                               Philadelphia  First,  July  2000  -  Present;  Managing  Partner,
                                        Wynnefield  Capital  Advisors,  Inc., 1997 - Present;  President,
                                        Entersport  Capital  Advisors  Inc.,  1997  -  Present;  Partner,
                                        Stafford  Capital  Partners,  L.P.  1994  -  1997;  Director--the
                                        Company,  Erie  Insurance  Company  and Erie  Indemnity  Company,
                                        Attorney-in-Fact for Erie Insurance Exchange.

Claude C. Lilly, III 2                  Director since 2000. Professor and Dean, Belk College of Business
       55                               Administration,  University of North  Carolina,  Charlotte 1997 -
                                        Present;  Professor,  Florida  State  University,  1978  -  1997.
                                        Director--the  Company, Erie Insurance Company and Erie Indemnity
                                        Company, Attorney-in-Fact for Erie Insurance Exchange.

1 Member of Executive Committee
2 Member of Audit Committee
3 Member of  Executive Compensation Committee
* F. William Hirt is the brother of Susan Hirt Hagen.
C Committee Chairman



                                        Present Principal Position with Erie
Name and Age                            Family Life and Other Material Positions
as of 12/31/01                          Held During the Last Five Years

Stephen A. Milne 1,5                    Director  since  1996.  Retired;  President  and Chief  Executive
       53                               Officer of the Company,  Erie Insurance  Company,  Erie Indemnity
                                        Company,  Attorney-in-Fact for Erie Insurance Exchange,  Flagship
                                        City  Insurance  Company,  Erie  Insurance  Property  &  Casualty
                                        Company and Erie Insurance Company of New York 1996 - January 18,
                                        2002;  Executive Vice  President of the Erie  Insurance  Company,
                                        Erie  Indemnity  Company,  Attorney-in-Fact  for  Erie  Insurance
                                        Exchange,   Flagship  City  Insurance  Company,   Erie  Insurance
                                        Property & Casualty  Company  and Erie  Insurance  Company of New
                                        York 1994 - 1996.  Director--the Company, Erie Insurance Company,
                                        Erie  Indemnity  Company,  Attorney-in-Fact  for  Erie  Insurance
                                        Exchange and Erie  Insurance  Company of New York,  Flagship City
                                        Insurance Company and Erie Insurance Property & Casualty Company.

Henry N. Nassau 1,5                     Director since 2000. General Counsel, Internet Capital Group 1999
       47                               -  Present;  Partner,  Dechert,  Price  &  Rhoads  1987  -  1999;
                                        Director--the  Company, Erie Insurance Company and Erie Indemnity
                                        Company, Attorney-in-Fact for Erie Insurance Exchange.

Timothy G. NeCastro                     Senior  Vice  President  and  Controller  of  the  Company,  Erie
       41                               Insurance Company,  Erie Indemnity Company,  Attorney-in-Fact for
                                        Erie Insurance  Exchange,  Flagship City Insurance Company,  Erie
                                        Insurance  Property & Casualty Company and Erie Insurance Company
                                        of New York since 1997.  Department Manager - Internal Audit 1996
                                        - 1997.

John M. Petersen 1,4C                   Director  since  1980.  Retired;  President  and Chief  Executive
       73                               Officer of the Company, Erie Indemnity Company,  Attorney-in-Fact
                                        for Erie Insurance  Exchange,  Erie Insurance  Company,  Flagship
                                        City  Insurance  Company and Erie  Insurance  Property & Casualty
                                        Company 1993 - 1995 and Erie Insurance Company of New York 1994 -
                                        1995;  President,  Treasurer and Chief  Financial  Officer of the
                                        Erie Indemnity Company,  Attorney-in-Fact  for the Erie Insurance
                                        Exchange,  Erie Insurance  Company and Erie Family Life Insurance
                                        Company 1990 - 1993, and of Flagship City  Insurance  Company and
                                        Erie Insurance  Property & Casualty  Company since 1992 and 1993, respectively,  to September 1993; President,  Treasurer and Chief
                                        Financial  Officer of the Company and Executive  Vice  President,
                                        Treasurer  and  Chief  Financial  Officer  of the Erie  Indemnity
                                        Company,  Attorney-in-Fact  for the Erie  Insurance  Exchange and
                                        Erie  Insurance  Company for more than five years prior  thereto;
                                        Director--the  Company,  Erie  Insurance  Company,  Flagship City
                                        Insurance Company,  Erie Indemnity Company,  Attorney-in-Fact for
                                        Erie  Insurance  Exchange,  Erie  Insurance  Property  & Casualty
                                        Company,  Erie  Insurance  Company  of  New  York,  and  Spectrum
                                        Control.

1 Member of Executive Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairman



                                        Present Principal Position with Erie
Name and Age                            Family Life and Other Material Positions
as of 12/31/01                          Held During the Last Five Years

Jan R. Van Gorder 1                     Director since 1990. Acting President and Chief Executive Officer
       54                               of the Company, Erie Indemnity Company, Attorney-in-fact for Erie
                                        Insurance  Exchange,   Erie  Insurance  Company,   Flagship  City
                                        Insurance  Company,  Erie Insurance Property and Casualty Company
                                        and Erie  Insurance  Company of New York since  January 19, 2002.
                                        Senior Executive Vice President, Secretary and General Counsel of
                                        the Company,  Erie Indemnity Company,  Attorney-in-Fact  for Erie
                                        Insurance Exchange,  and Erie Insurance Company since 1990 and of
                                        Flagship City  Insurance  Company and Erie  Insurance  Property &
                                        Casualty  Company since 1992 and 1993,  respectively  and of Erie
                                        Insurance  Company of New York since 1994. Senior Vice President,
                                        Secretary  and General  Counsel of the  Company,  Erie  Insurance
                                        Company and Erie  Indemnity  Company,  Attorney-in-Fact  for Erie
                                        Insurance  Exchange  for more  than  five  years  prior  thereto;
                                        Director--the  Company,  Erie  Insurance  Company,  Flagship City
                                        Insurance  Company,  Erie Insurance  Property & Casualty Company,
                                        Erie Insurance  Company of New York and Erie  Indemnity  Company,
                                        Attorney-in-Fact for Erie Insurance Exchange.


Douglas F. Ziegler                      Senior Vice President,  Treasurer and Chief Investment Officer of
       51                               the Company  since 1993.  Senior Vice  President,  Treasurer  and
                                        Chief  Investment  Officer of the Erie  Insurance  Company,  Erie
                                        Indemnity Company,  Attorney-in-Fact for Erie Insurance Exchange,
                                        Flagship City  Insurance  Company and Erie  Insurance  Property &
                                        Casualty  Company  and  Erie  Insurance   Company  of  New  York.
                                        Director--Erie Insurance Company of New York.



Robert C. Wilburn 2C,3C,4,5             Director since 1999.  President and Chief Executive Officer,  the
       58                               Gettysburg  National  Battlefield  Museum  Foundation since 2001;
                                        Distinguished Service Professor, Carnegie Mellon University since
                                        1999;  Retired  President and Chief Executive  Officer,  Colonial
                                        Williamsburg Foundation 1992 - 1999; Director - the Company, Erie
                                        Insurance  Company and Erie Indemnity  Company,  Attorney-in-Fact
                                        for Erie Insurance Exchange.


1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairman


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The Company is a member of an insurance holding company system pursuant to Pennsylvania law under which insurance companies are required to have nominating, audit and executive compensation committees composed solely of directors who are not officers, employees or controlling shareholders of the Company or any entity controlling the Company. Insurance companies can satisfy this requirement if the insurance company is controlled by an insurer or a publicly held corporation that has committees that comply with this requirement. EIC, holder of 21.6% of the Company's stock directly and 53.5% of the Company's stock as attorney-in-fact for the Exchange, has committees which meet these requirements.

The following table sets forth the compensation during each of the three fiscal years ended December 31, 2001, 2000, and 1999, awarded to, earned by or paid to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company during 2001 for services rendered in all capacities to the Company, Erie Indemnity Company (EIC), the Exchange and their subsidiaries and affiliates. The executive and senior officers of the Company also participate in certain pension and deferred compensation plans of EIC. All amounts presented in the Executive Compensation section, herein, are total payments received and earned for all entities of the Erie Insurance Group, a portion of which is borne by Erie Family Life based on allocation of the respective work efforts of the executive officer. All amounts exhibited are before individual income taxes.

                                                             Annual Long-Term
                                                               Compensation

Name and                                                        Other Annual       Restricted       LTIP      All Other
Principal Position         Year        Salary       Bonus       Compensation      Stock Awards    Payments    Compensation
------------------------------------------------------------------------------------------------------------------------
                                                     (1)           (2)               (3)            (4)         (5)
Stephen A. Milne (6)       2001     $   741,103  $   592,204   $    14,247       $   411,881   $   308,160  $    79,555
President and Chief        2000         677,606      627,417         5,913           162,971        73,476       74,145
Executive Officer          1999         633,600      495,201         2,595                 0             0       64,649

Jan R. Van Gorder (6)      2001     $   384,211  $   250,193   $     6,020       $   122,591   $   122,692  $    32,564
Senior Executive           2000         359,167      268,681         4,120            97,002        43,726       28,046
Vice President,            1999         335,482      150,653         2,614                 0             0       26,492
Secretary & General
Counsel

Jeffrey A. Ludrof          2001     $   309,463  $   202,971   $     2,534       $    65,125   $    63,042  $    19,023
Executive Vice             2000         273,985      203,145         1,362            48,173        21,715       18,265
President                  1999         216,432       95,769            76                 0             0       13,063

Philip A. Garcia           2001     $   280,457  $   184,102   $     3,397       $    76,441   $    66,777  $    18,148
Executive Vice             2000         262,177      198,593         1,813            45,222        20,398       14,809
President & Chief          1999         244,720      119,302           763                 0             0       13,475
Financial Officer

John J. Brinling Jr.       2001     $   260,408  $   147,452   $     2,688       $    81,830   $    82,350  $    30,040
Executive Vice             2000         248,530      160,129         2,246            64,807        30,780       29,375
President of EFL           1999         238,168      101,575         2,454                 0             0       24,875


(1) The amounts indicated in the "Bonus" column above represent amounts earned by the named executives during 2001, 2000 and 1999, under EIC's Annual Incentive Plan. The purpose of the Annual Incentive Plan is to promote the best interests of the Exchange while enhancing shareholder value of EIC by basing a portion of selected employees' compensation on the performance of such employee and EIC. Performance measures are established by the Executive Compensation Committee based on the attainment of individual performance goals and EIC's financial goals compared to a selected peer group. The amounts indicated include reimbursement for minor perquisites in the amounts of $13,403, $11,339, $8,693, $9,749 and $8,594 for Messrs.
     Milne, Van Gorder, Ludrof, Garcia, and Brinling, respectively.

(2) Amounts indicated in the "Other Annual Compensation" column include the taxable value of group term life insurance policies in excess of $50,000 and the associated tax reimbursement for the named executive officers. Amounts also include dividends paid on behalf of EIC's Long-Term Incentive Plan.

(3) The "Restricted Stock Awards" column represents Long-Term Incentive Plan benefits expressed in dollar amounts using the closing price of EIC's stock as of the end of the respective year ($29.81 at December 31, 2000 and $38.49 at December 31, 2001) that remain restricted at the end of the year. For Messrs. Milne, Van Gorder, Ludrof, Garcia, and Brinling, respectively, the number of shares awarded were: 10,701, 3,185, 1,692, 1,986 and 2,126 for 2001. See "Long-Term Incentive Plan" for a detailed description of the Plan. Long-Term Incentive Plan dividends earned in the current year are reported in "Other Annual Compensation" when paid or in "All Other Compensation" when deferred.

(4) The "LTIP Payments" column represents Long-Term Incentive Plan benefits that became unrestricted at the end of the year. The shares for 2000 were distributed in January 2001 and the shares for 2001 were distributed in January 2002. All of such shares were valued using the actual share price at the time of distribution. The number of shares distributed after withholding for income taxes for Messrs. Milne, Van Gorder, Ludrof, Garcia and Brinling, respectively, were: 4,539, 2,180, 928, 1,186 and 685 for 2001. Messr. Brinling deferred the distribution of 543 shares valued using the share price at December 31, 2000 and 1,075 shares valued using the share price as of December 31, 2001.

(5) Amounts shown in the "All Other Compensation" column include matching contributions made by EIC pursuant to EIC's Employee Savings Plan, premiums paid by EIC on behalf of the named individuals on the split dollar life insurance policies, expenses for spousal travel, and deferred dividends and related earnings. For the year 2001, contributions made to the Employee Savings Plan amounted to $29,644, $15,368, $12,378, $11,218 and $10,416, on
     behalf of Messrs. Milne, Van Gorder, Ludrof, Garcia and Brinling, respectively. For the year 2000, contributions made to the Employee Savings Plan amounted to $20,143, $10,736, $8,214, $7,831 and $7,456 on behalf of
     Messrs. Milne, Van Gorder, Ludrof, Garcia and Brinling, respectively. For the year 1999, contributions made to the Employee Savings Plan amounted to $14,308, $9,084, $6,365, $6,461 and $7,145 on behalf of Messrs. Milne, Van
     Gorder, Ludrof, Garcia and Brinling, respectively. Premiums paid during 2001 for split dollar life insurance policies for Messrs. Milne, Van Gorder, Ludrof, Garcia, and Brinling, respectively, were: $49,911, $17,196, $6,645, $6,930 and $17,538. Premiums paid during 2000 for split dollar life insurance policies for Messrs. Milne, Van Gorder, Ludrof, Garcia and
     Brinling, respectively, were as follows: $50,132, $17,310, $6,674, $6,978 and $17,634. Premiums paid during 1999 for split dollar life insurance policies for Messrs. Milne, Van Gorder, Ludrof, Garcia and Brinling, respectively, were as follows: $50,341, $17,408, $6,698, $7,014 and
     $17,730. The Company is entitled to recover the premiums from any proceeds paid on such split dollar life insurance policies and has retained a collateral interest in each policy to the extent of the premiums paid with respect to such policies. Messr. Brinling also had deferred dividends of $1,967 and interest on deferred dividends of $119.

(6) Mr. Milne served as President and Chief Executive Officer from February 1996 until his retirement in January 2002. Mr. Van Gorder became Acting President and Chief Executive Officer upon Mr. Milne's retirement.

Agreements with Executive Officers

The Company has employment agreements with the following executive officers of the Company: Jan R. Van Gorder, Senior Executive Vice President, Secretary and General Counsel of the Company and currently Acting President and Chief
Executive Officer; Philip A. Garcia, Executive Vice President and Chief Financial Officer of the Company; Jeffrey A. Ludrof, Executive Vice President of the Company and John J. Brinling, Jr., Executive Vice President of Erie Family Life. At a meeting of the Board of Directors held on December 11, 2001, the Board of Directors extended the term of each executive officer's employment agreement for one year and approved benefits to be paid to Mr. Milne upon his retirement. The employment agreements have the following principal terms:


(a) A two-year term expiring December 15, 2003, unless the agreement is theretofore terminated in accordance with its terms, with or without cause, or due to the disability or death of the officer or notice of nonrenewal is given by EIC or the executive 30 days before any anniversary date;

(b) A minimum annual base salary at least equal to the executive's annual base salary at the time the agreement was executed, subject to periodic review to reflect the executive's performance and responsibilities, competitive compensation levels and the impact of inflation;

(c) The eligibility of the executive under the Company's incentive compensation programs and employee benefit plans;

(d) The establishment of the terms and conditions upon which the executive's employment may be terminated by EIC and the compensation of the executive in such circumstances. The agreements provide generally, among other things, that if the employment of an executive is terminated without Cause (as defined in the agreement) by EIC or by the executive for Good Reason (as defined in the agreement) then the executive shall be entitled to receive: (i) an amount equal to the sum of three times the executive's highest annual base salary during the preceding three years plus an amount equal to three times the total of the executive's highest award during the preceding three years under EIC's Annual Incentive Plan; (ii) any award or other compensation to which the executive is entitled under EIC's Long-Term Incentive Plan; (iii) continuing participation in any employee benefit plans for a period of three years following termination to the extent the executive and his dependents were eligible to participate in such programs immediately prior to the executive's termination and (iv) immediate vesting and nonforfeitability of accrued benefits under EIC's Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees ("Supplemental Employee Retirement Plan");

(e) Provisions relating to confidentiality and nondisclosure following an executive's termination; and

(f) An agreement by the executive not to compete with the Company for a period of one year following his or her termination, unless such termination was without Cause.

Severance Recognition Award for Retired President and Chief Executive Officer

At a meeting held on December 11, 2001, the Board of Directors approved benefits to be paid to Mr. Milne upon his retirement as President and Chief Executive Officer of the Company on January 18, 2002. These benefits are summarized as follows:

(a) Cash. A cash payment equal to five times the sum of (i) Mr. Milne's 2002 base salary plus (ii) the amount payable to him under the Annual Incentive Plan for 2001.

(b) Insurance. Continuation of health, dental and vision insurance coverage for Mr. Milne and his spouse until they reach age 65. Continuation of current life insurance coverages for the remainder of Mr. Milne's life.

(c) Supplemental Employee Retirement Plan. Mr. Milne shall be credited with 30 years of service in the Supplemental Employee Retirement Plan (SERP) benefit formula and will be eligible to receive the equivalent payment of his SERP/pension benefit beginning immediately. The SERP payment will be a 100% joint and survivor benefit for Mr. Milne and his spouse.

(d) Long-Term Incentive Plan. Under the Long-Term Incentive Plan (LTIP), all open performance periods applicable to Mr. Milne shall be deemed to end on December 31, 2002. The value of Phantom Share Units under the LTIP will be calculated based on the shortened performance periods and paid to Mr. Milne in unrestricted stock. All vesting periods under the LTIP shall be deemed to end and shares of unrestricted stock shall be paid to Mr. Milne.

The retirement benefits for Mr. Milne charged to the Company in 2001 totaled $748,581.

Stock Options and Stock Appreciation Rights

The Company does not have a stock option plan, nor has it ever granted any stock option or stock appreciation right to any of the persons named in the Summary Compensation Table.

Long-Term Incentive Plan

The Company participates in a Long-Term Incentive Plan sponsored by EIC. This plan is designed to enhance the growth and profitability of EIC by providing the incentive of long-term rewards to key employees who are capable of having a significant impact on the performance of EIC; to attract and retain employees of outstanding competence and ability and to further align the interests of such employees with those of the shareholders of EIC. The Plan was approved by shareholders in 1997 as a performance-based plan under the Internal Revenue Code of 1986, as amended (the Code). Each of the named executives has been granted awards of phantom share units under EIC's Long-Term Incentive Plan based upon a target award calculated as a percentage of the executive's base salary. The total value of any phantom share units will be determined at the end of the performance period based upon the growth in EIC's retained earnings. Each executive will then be entitled to receive restricted shares of Class A Common Stock of EIC equal to the dollar value of the phantom share units at the end of the performance period. The vesting period for the restricted shares of Class A Common Stock issued to each executive is three years after the end of the performance period. If an executive ceases to be an employee prior to the end of the performance period, the executive forfeits all phantom share units awarded. If an executive ceases to be an employee prior to the end of the vesting period, the executive forfeits all unvested restricted shares previously granted. The following table sets forth target awards granted to EIC's five highest paid executive officers (i) for the three-year performance period 2001 through 2003,
(ii) for the three-year performance period of 2000 through 2002 and (iii) for the three-year performance period of 1999 through 2001. The amount of expenses allocated to the Company for the long-term incentive plan amounted to $250,036, $182,327 and $118,700 for 2001, 2000 and 1999, respectively.


                                                   LONG-TERM INCENTIVE PLAN
                                                  AWARDS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------

Name                Number of Shares,           Performance                          Estimated Future Payouts
                      Units or Other           or Other Period                            Under Non-Stock
                          Rights (#)          Until Maturation                            Price-Based Plans
                                                   or Payout
-------------------------------------------------------------------------------------------------------------
                  Phantom Share Units                             Threshold          Target          Maximum
-------------------------------------------------------------------------------------------------------------
Milne, S.                    78,531              1999-2001            -0-            $420,000             (1)
                             96,634              2000-2002            -0-            $513,600             (1)
                             88,569              2001-2003            -0-            $549,552             (1)

Van Gorder, J.               33,014              1999-2001            -0-            $176,568             (1)
                             35,215              2000-2002            -0-            $187,162             (1)
                             32,276              2001-2003            -0-            $200,263             (1)

Garcia, P.                   23,653              1999-2001            -0-            $126,500             (1)
                             25,705              2000-2002            -0-            $136,620             (1)
                             23,560              2001-2003            -0-            $146,183             (1)

Brinling, J.                 23,371              1999-2001            -0-            $124,992             (1)
                             24,928              2000-2002            -0-            $132,492             (1)
                             22,207              2001-2003            -0-            $137,792             (1)

Ludrof, J.                   23,278              1999-2001            -0-            $124,498             (1)
                             25,705              2000-2002            -0-            $136,620             (1)
                             24,881              2001-2003            -0-            $154,381             (1)

(1) There is no maximum payout limitation for a specific performance period. However, the maximum value of phantom share units that may be earned by any named executive in any year shall not exceed $500,000.


Pension Plan

The following table sets forth the estimated total annual benefits payable upon retirement at age 65 under the Erie Insurance Group Retirement Plan for Employees and the Supplemental Employee Retirement Plan (collectively, the "Retirement Plans").

                               PENSION PLAN TABLE

                                Years of Service

Remuneration           15                20               25                30
--------------------------------------------------------------------------------
$ 150,000         $  45,000        $   60,000       $   75,000        $   90,000
  200,000            60,000            80,000          100,000           120,000
  250,000            75,000           100,000          125,000           150,000
  300,000            90,000           120,000          150,000           180,000
  350,000           105,000           140,000          175,000           210,000
  400,000           120,000           160,000          200,000           240,000
  450,000           135,000           180,000          225,000           270,000
  500,000           150,000           200,000          250,000           300,000
  550,000           165,000           220,000          275,000           330,000
  600,000           180,000           240,000          300,000           360,000
  650,000           195,000           260,000          325,000           390,000
  700,000           210,000           280,000          350,000           420,000
  750,000           225,000           300,000          375,000           450,000
  800,000           240,000           320,000          400,000           480,000


The compensation covered by the Retirement Plans is the base salary reported in the Summary Compensation Table.

Under the Retirement Plans, credited years of service is capped at 30 years. Credited years of service for each of the individuals named in the Summary Compensation Table is as follows: Stephen A. Milne - 25 years, Jan R. Van Gorder
- 21 years, John J. Brinling, Jr. - 30 years, Philip A. Garcia - 21 years and Jeffrey A. Ludrof - 21 years.

The  benefits  under  the  Retirement   Plans  are  computed  on  the  basis  of
straight-life annuity amounts and a life annuity with a ten-year certain benefit. The benefits listed in the Pension Plan Table are not subject to deduction for Social Security or other offset amounts. The information in the foregoing table does not reflect certain limitations imposed by the Code. Beginning in 1994, the Code prohibits the inclusion of earnings in excess of $200,000 per year (adjusted periodically for cost of living increases) in the average earnings used to calculate benefits. The Code also limits the maximum annual pension (currently $160,000, but adjusted periodically for cost of living increases) that can be paid to each eligible employee. A Supplemental Employee Retirement Plan for senior management is in effect which provides benefits in excess of the earnings limitations imposed by the Code similar to those provided to all other full time employees as if the Code limitations were not in effect. Those benefits are incorporated into the Pension Plan Table.

Director Compensation

The annual retainer for the directors of all members of the Group, including the Company, is $25,000, plus $1,500 for each meeting attended and $1,500 for each committee meeting attended plus an additional $2,000 per year for each committee chairperson. The directors are also reimbursed for their expenses incurred in attending meetings. Officers of the Company who serve as directors are not compensated for attendance at meetings of the Board of Directors and its committees. EIC also has a deferred compensation plan for certain directors of the Company. The Company receives an allocated portion of its share of these charges. The total amount allocated to the Company in 2001 for directors fees and other charges was $109,787. Director Petersen also is compensated pursuant to a consulting arrangement as disclosed in Item 13.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee (the "Compensation Committee") of the Company presently consists of Robert C. Wilburn, Chairman, Samuel P. Black, III,
J. Ralph Borneman, Jr., and Samuel P. Katz. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its affiliates (1). Furthermore, no executive officer of the Company serves as a member of a compensation committee of another entity, one of whose executive officers serves on the Compensation Committee, or as a director of the Company, nor does any executive officer of the Company serve as a director of another entity, one of whose executive officers serves on the Compensation Committee. Mr. Borneman is the President and a principal shareholder of Body-Borneman Associates, Inc., Body-Borneman, Inc. and Body-Borneman, Ltd., all of which are independent insurance agencies representing a number of insurers, including the Company and its insurance affiliates. Mr. Black is the President, Treasurer and Secretary and a principal shareholder of Samuel P. Black & Associates, Inc., which is an independent insurance agency representing a number of insurers, including the Company and its insurance affiliates.


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

Under Section 162(m) of the Code, the Company is not allowed a federal income tax deduction for compensation, under certain circumstances, paid to certain executive officers to the extent that such compensation exceeds $1 million per officer in any fiscal year. In 1999, 2000 and 2001 no officer of the Company has received compensation in excess of $1 million in any fiscal year to date with the exception of Stephen A. Milne, former President and Chief Executive Officer of the Company. The Compensation Committee may consider adopting policies with respect to this limitation on deductibility when appropriate.

The Compensation Committee reviewed the salary ranges and base salaries of the four highest paid executives, including the Chief Executive Officer, in 2001. The Compensation Committee has position descriptions for the four highest paid executives of the Company, including the Chief Executive Officer, which define the responsibilities and duties of each position. The position descriptions also delineate the functional areas of accountability and the qualifications and skills required to perform such responsibilities and duties. The Compensation Committee then reviews the salary ranges for the Chief Executive Officer and the other three highest paid executives, comparing the ranges to third party data compiled for similar positions with other property and casualty and life insurers. In reviewing the salary ranges for the four highest paid executives, including the Chief Executive Officer, the Compensation Committee references Sibson's Management Compensation Survey published annually by Sibson & Company, Inc., which summarizes compensation data for more than 100 insurance companies. The data is reported by position, company asset size and premium volume. The unique aspects of each position, its duties and responsibilities, the effect on the performance of the Company, the number of employees supervised directly and other criteria are also considered in setting the base salaries. The Compensation Committee also consulted data obtained from Towers Perrin, a nationally recognized consulting firm with specific expertise in the insurance industry, to make recommendations regarding executive compensation.

The level of compensation for each executive reflects his or her skills, experience and job performance. Normally, base salary will not be less than the minimum for the salary range established for each position. Executives with a broader range of skills, experience and consistently high performance with the Company may receive compensation above the midpoint for the established salary range.

Compensation for the Chief Executive Officer consists primarily of salary, annual incentive and long-term incentive payments and minor perquisites which amount to less than 10% of the Chief Executive Officer's salary and bonus. The Board of Directors approved adoption of an annual incentive plan and long-term incentive plan for senior executives of EIC as recommended by the Executive Committee at its meeting of March 11, 1997 (the "Annual Incentive Plan" and the "Long-Term Incentive Plan," respectively).

The purpose of the Annual Incentive Plan is to promote the best interests of the Exchange while enhancing shareholder value of EIC and to promote the attainment of significant business objectives for EIC and its affiliates by basing a portion of the executives' compensation on the attainment of both premium growth and underwriting profitability goals. The annual incentive awards will be paid in cash only. Annual Incentive Plan target award levels, expressed as a percentage of base salary, are established annually by the Compensation Committee. Payments under the Annual Incentive Plan are based on a combination of individual executive performance and the performance of EIC and its affiliates.

The Long-Term Incentive Plan, which was approved by shareholders on April 29, 1997, for purposes of qualifying the plan as a performance-based plan under
Section 162(m) of the Code, is designed to maximize returns to shareholders by linking executive compensation to the overall profitability of EIC and its affiliates. Target award amounts, expressed as a percentage of base salary, are determined by comparisons to peer companies and approved by the Compensation Committee.

Performance factors applicable to the Company and its affiliates, such as property and casualty insurance loss ratios, investment portfolio returns, overall profitability, as well as other factors are considered in evaluating the Chief Executive Officer's performance. Such performance factors were considered in approving Mr. Milne's 2001 compensation. Compensation of the next three most highly compensated individuals is determined by the Compensation Committee and is based upon the factors and processes enumerated, i.e., a determination of a salary range based upon market data and evaluation of the executive with respect to the executive's job description and his or her position within the salary range.

Compensation of the next highest paid executives (other than the Chief Executive Officer and the next three highest paid executives) is based upon the Company's established standard compensation policies and is not determined by the Compensation Committee.

The Company's Executive Compensation Committee:

                Robert C. Wilburn, Chairman
                Samuel P. Black, III
                J. Ralph Borneman, Jr.
                Samuel P. Katz

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of 1/31/02

(a)      Shares beneficially owned directly or indirectly by all affiliates:

       Name & Address                   Shares
       of Beneficial                 Beneficially                  Percent of
           Owner                        Owned                         Class
     ------------------             ---------------                -----------

  Erie Indemnity Company              2,043,900 (1)                 21.6%(1)
  100 Erie Insurance Place               Direct
  Erie, PA  16530

  Erie Insurance Exchange             5,055,562 (1)                 53.5%(1)
  100 Erie Insurance Place               Direct
  Erie, PA  16530

(b)  Shares beneficially owned directly or indirectly by all Directors and
     Officers:

      Name & Address                      Shares
      of Beneficial                    Beneficially                Percent of
          Owner                           Owned                      Class
      ----------------               --------------                ----------


  Samuel P. Black, III                  132,397                      1.40%
  1091 Dutch Road
  Fairview, PA  16415

  J. Ralph Borneman                       1,536                       .02%
  160 N. Funk Road
  Boyertown, PA  19512

  Susan Hirt Hagen                      154,782 (3)                  1.64%
  5727 Grubb Rd.
  Erie, PA  16506

  F. William Hirt                       167,034                      1.77%
  3270 Kingston Court
  Erie, PA  16506

  Stephen A. Milne                          200                        --
  100 Culbertson Drive
  Lake City, PA 16423

  John M. Petersen                       92,141 (4)                   .98%
  124 Voyageur Dr.
  Erie, PA  16505

  Jan R. Van Gorder                          75                        --
  6796 Manchester Beach Road
  Fairview, PA  16415

(b)  Shares beneficially owned directly or indirectly by all Directors and
     Officers:

      Name & Address                      Shares
      of Beneficial                    Beneficially                Percent of
          Owner                           Owned                      Class
      ----------------               --------------                ----------


  Robert C. Wilburn                         500                        --
  P.O. Box 376
  Blairsville, PA  15717

  John J. Brinling, Jr.                   1,260                       .01%
  5691 Culpepper Drive
  Erie, PA  16506

  Robert H. Dreyer                          600                       .01%
  465 Hawthorne Trace
  Fairview, PA  16415

  Philip A. Garcia                        1,275                       .01%
  786 Stockbridge Drive
  Erie, PA  16505

  Douglas F. Ziegler                        570                        --
  378 Ridgeview Drive
  Erie, PA  16505

  Officers and directors
  as a group (12 persons)               552,370(2)                   5.85%(2)


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

      (3) Includes 300 shares held by Thomas B. Hagen, Mrs. Hagen's husband. Mrs. Hagen disclaims beneficial ownership of these shares held by Mr. Hagen.

      (4) Includes 30,000 shares held by Gertrude E. Petersen, Mr. Petersen's wife. Mr. Petersen disclaims beneficial ownership of these shares held by Mrs. Petersen.

(c) There are no contractual arrangements known to the Company which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Directors Borneman and Black are officers and principal shareholders of insurance agencies which receive insurance commissions in the ordinary course of business from Erie Family Life and its affiliates in accordance with the companies' standard commission schedules and agents' contracts. Such payments made in 2001 to the agencies for commissions written on insurance policies from the property and casualty affiliated insurers and Erie Family Life Insurance Company amounted to $3,761,503 and $517,923 for the Borneman and the Black insurance agencies, respectively. Of these amounts, the Company paid commissions of $162,456 and $7,501 to the Borneman and the Black insurance agencies, respectively.

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

     John M. Petersen, a director and former President and Chief Executive Officer, and previous Chief Investment Officer of the Erie Insurance Group of Companies, who retired as an employee of the Company on December 31, 1995, entered into a consulting arrangement with the Company effective January 2, 1996. Under the terms of the arrangement, the Company engaged Mr. Petersen as a consultant to furnish the Company, the Exchange, and EIC and its pension trust, with investment services with respect to their investments in common stocks. As compensation for services rendered by Mr. Petersen, a fee of .15 of 1 percent, on an annualized basis, of the total fair market value of the common stocks under management, is paid to Mr. Petersen. The Company also pays for all necessary and reasonable expenses related to Mr. Petersen's consulting services performed under this arrangement. The compensation paid to Mr. Petersen under this arrangement in 2001 by the Company, the Exchange, EIC, and the pension trust was $93,632, $4,584,610, $117,956 and $135,724, respectively.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements of the Company and the report of independent certified public accountants are incorporated herein by reference to pages 28 through 45 in the Company's annual report to shareholders for the year ended December 31, 2001.

               Independent Auditors' Report
               Statements of Financial Position - December 31, 2001 and 2000 Statements of Operations for the years ended December 31, 2001,
                2000 and 1999
               Statements of Cash Flows for the years ended December 31, 2001,
                2000 and 1999
               Statements of Shareholders' Equity for the years ended December
                31, 2001, 2000 and 1999
               Notes to Financial Statements

          (2) The following financial statement schedules are included in this report on FORM 10-K:

                                                                           Page

               Independent Auditors' Report on Schedules                    28

               Schedule I - Summary of Investments other than
               Investments in Related Parties                               29

               Schedule III - Supplementary Insurance Information           30

               Schedule IV - Reinsurance                                    32

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

           10.8*** Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Douglas F. Ziegler

           10.9*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

           10.10*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

           10.11*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

           10.12*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

           10.13*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

           10.14****   Addendum  to  Employment Agreement effective December 15,
                       2000 by and between Erie Indemnity Company and Stephen A.
                       Milne

           10.15****   Addendum  to  Employment Agreement effective December 15,
                       2000 by and between Erie Indemnity Company and Jan R. Van
                       Gorder

           10.16****   Addendum to Employment Agreement effective  December  15,
                       2000 by and between Erie Indemnity Company  and Philip A.
                       Garcia

           10.17****   Addendum to Employment Agreement effective  December  15,
                       2000  by  and  between Erie Indemnity Company and John J.
                       Brinling, Jr.

           10.18****   Addendum  to  Employment Agreement effective December 15,
                       2000 by and between Erie Indemnity Company and Jeffrey A.
                       Ludrof

           10.19****   Addendum  to  Employment Agreement effective December 15,
                       2000 by and between Erie Indemnity Company and Douglas F.
                       Ziegler

           10.20 Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne

           10.21 Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder

           10.22 Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia

           10.23 Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.

           10.24 Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof

           10.25 Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler

           10.26 Summary of termination benefits provided Stephen A. Milne upon voluntary termination from active employment on January 18, 2002

              13 2001 Annual Report to Shareholders. Reference is made to the Annual Report furnished to the Commission, herewith.

            99.1****     Audit Committee Charter

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

**** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 2000 that was filed with the Commission on March 19, 2001.

          All exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(c)      Reports on Form 8-K.

          On December 12, 2001 the Company filed a report on Form 8-K, reporting under Item 5, that the Company would recognize charges for realized capital losses related to the sale of certain impaired securities, as well as, realized charges for other-than-temporary impairments of equity and debt securities held in the Company's available-for-sale investment portfolios.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 5, 2002       ERIE FAMILY LIFE INSURANCE COMPANY
                                  (Registrant)


                               Principal Officers


                               /s/ Jan R. Van Gorder
          Jan R. Van Gorder, Acting President and CEO, Executive Vice President,
                           Secretary & General Counsel


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


                               /s/ Timothy G. NeCastro
                 Timothy G. NeCastro, Senior Vice President & Controller


                               Board of Directors


/s/ Samuel P. Black, III                             /s/ Claude C. Lilly, III
    Samuel P. Black, III                                 Claude C. Lilly, III


/s/ J. Ralph Borneman, Jr.                           /s/ Stephen A. Milne
    J. Ralph Borneman, Jr.                               Stephen A. Milne


/s/ Patricia Garrison-Corbin                         /s/ Henry N. Nassau
    Patricia Garrison-Corbin                             Henry N. Nassau


/s/ Susan Hirt Hagen                                 /s/ John M. Petersen
    Susan Hirt Hagen                                     John M. Petersen


/s/ F. William Hirt                                  /s/ Jan R. Van Gorder
    F. William Hirt                                      Jan R. Van Gorder


/s/ Samuel P. Katz                                   /s/ Robert C. Wilburn
    Samuel P. Katz                                       Robert C. Wilburn

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Erie Family Life Insurance Company


We have audited the Statements of Financial Position of Erie Family Life Insurance Company (Company) as of December 31, 2001 and 2000 and the related Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2001, as contained in the 2001 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/S/ Malin, Bergquist & Company, LLP
Malin, Bergquist & Company, LLP

Erie, Pennsylvania
February 7, 2002


SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES


                                                                     December 31, 2001

                                                             Cost or                  Amount at which
                                                            Amortized       Market     Shown in the
Type of Investment                                             Cost         Value      Balance Sheet
----------------------------------------------------------------------------------------------------
Fixed Maturities Available-for-sale
U. S. Treasuries                                         $   6,386,928  $   6,403,505  $   6,403,505
U. S. Government Agency                                     19,851,579     20,118,288     20,118,288
Special Revenue                                              8,028,160      8,380,356      8,380,356
Public Utilities                                            71,906,370     72,783,644     72,783,644
U. S. Banks, Trusts, and Insurance Companies               136,259,287    139,101,759    139,101,759
U. S. Industrial and Miscellaneous                         419,325,193    425,179,178    425,179,178
Foreign Governments - Agency                                 2,995,557      3,118,200      3,118,200
Foreign Banks, Trusts, and Insurance Companies               8,955,173      9,595,590      9,595,590
Foreign Industrial and Miscellaneous                        44,791,874     45,589,139     45,589,139
----------------------------------------------------------------------------------------------------
      Total Fixed Maturities available-for-sale          $ 718,500,121  $ 730,269,659  $ 730,269,659
----------------------------------------------------------------------------------------------------

Equity Securities

Common Stock:
U. S. Banks, Trusts and Insurance Companies              $   5,331,763  $   6,123,650  $   6,123,650
U. S. Industrial and Miscellaneous                          30,604,952     46,189,144     46,189,144
Public Utilities                                               416,500        360,000        360,000

Non-Redeemable Preferred Stocks:
U. S. Industrial and Miscellaneous                           8,603,423      9,315,450      9,315,450
Foreign Banks, Trusts and Insurance Companies               37,568,606     37,228,024     37,228,024
Foreign Industrial and Miscellaneous                         4,232,560      4,458,800      4,458,800
----------------------------------------------------------------------------------------------------
Total Equity Securities                                  $  86,757,804  $ 103,675,068  $ 103,675,068
----------------------------------------------------------------------------------------------------
Real Estate
   Investment Property                                   $   1,292,872  $   1,292,872  $   1,292,872
Policy Loans                                                 8,878,949      8,878,949      8,878,949
Mortgage Loans                                               7,357,362      7,357,362      7,357,362
Limited Partnerships                                        18,690,970     18,248,709     18,248,709
----------------------------------------------------------------------------------------------------
Total Investments                                        $ 841,478,078  $ 869,722,619  $ 869,722,619
----------------------------------------------------------------------------------------------------



SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


                                                         At December 31,
                                ------------------------------------------------------------
                                   Deferred          Future
                                    Policy           Policy                         Other
                                 Acquisition       Benefits &      Unearned        Policy
Segment                             Costs           Deposits        Premium        Claims
--------------------------------------------------------------------------------------------
2001
Ordinary Life Insurance          $ 82,422,633    $ 205,266,500     $ 211,571     $ 1,728,863
Accident & Health                           0           38,875             0               0
Group Life & Other                          0        2,532,238             0         221,000
Annuities                           9,592,286      636,849,508             0               0
Corporate                                   0                0             0               0
--------------------------------------------------------------------------------------------
     Total                       $ 92,014,919    $ 844,687,121     $ 211,571     $ 1,949,863
--------------------------------------------------------------------------------------------

2000
Ordinary Life Insurance          $ 76,186,624    $ 182,496,788     $ 133,629     $ 2,282,586
Group Life & Other                          0        2,125,073             0         191,000
Annuities                           8,536,549      584,174,301             0               0
Corporate                                   0                0             0               0
--------------------------------------------------------------------------------------------
     Total                       $ 84,723,173    $ 768,796,162     $ 133,629     $ 2,473,586
--------------------------------------------------------------------------------------------

1999
Ordinary Life Insurance          $ 68,227,117    $ 163,615,744     $ 152,484     $ 1,095,052
Group Life & Other                          0        1,934,223             0         209,500
Annuities                           9,361,203      569,218,451             0               0
Corporate                                   0                0             0               0
--------------------------------------------------------------------------------------------
     Total                       $ 77,588,320    $ 734,768,418     $ 152,484     $ 1,304,552
--------------------------------------------------------------------------------------------



SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED)


                                                       For the Years Ended December 31,
                             -----------------------------------------------------------------------------------
                                                                                   Amortization
                                                      Net            Life &        of Deferred         Other
                                    Policy         Investment        Annuity       Acquisition       Operating
Segment                          Revenues (a)        Income         Benefits          Costs           Expenses
----------------------------------------------------------------------------------------------------------------
2001
Ordinary Life Insurance          $ 43,693,034     $ 13,500,140    $ 25,044,662      $ 4,617,637     $ 14,142,436
Accident & Health                      35,208            1,378          20,944                0    (      13,130)
Group Life & Other                  2,759,826          160,961       3,245,753                0          260,457
Annuities                               2,712       42,318,132      35,209,692        1,200,425        1,597,481
Corporate                                   0        5,200,665               0                0                0
----------------------------------------------------------------------------------------------------------------
     Total                       $ 46,490,780     $ 61,181,276    $ 63,521,051      $ 5,818,062     $ 15,987,244
----------------------------------------------------------------------------------------------------------------

2000
Ordinary Life Insurance          $ 41,974,521     $ 11,635,149    $ 23,356,604      $ 3,391,694     $ 11,684,234
Group Life & Other                  2,560,180          134,268         958,087                0          255,700
Annuities                               2,023       38,255,613      33,659,401        1,752,845        1,490,971
Corporate                                   0        9,451,007               0                0                0
----------------------------------------------------------------------------------------------------------------
     Total                       $ 44,536,724     $ 59,476,037    $ 57,974,092      $ 5,144,539     $ 13,430,905
----------------------------------------------------------------------------------------------------------------

1999
Ordinary Life Insurance          $ 39,051,763     $ 10,237,994    $ 19,154,171      $ 3,321,111     $  8,478,603
Group Life & Other                  2,629,179          118,090       1,907,370                0          652,474
Annuities                               4,693       36,111,734      31,178,605        1,491,468        1,813,700
Corporate                                   0        8,812,224               0                0                0
----------------------------------------------------------------------------------------------------------------
     Total                       $ 41,685,635     $ 55,280,042    $ 52,240,146      $ 4,812,579     $ 10,944,777
----------------------------------------------------------------------------------------------------------------

(a) Net of reinsurance ceded



SCHEDULE IV - REINSURANCE
                                                                                                                  Percentage
                                                             Ceded to             Assumed                          of Amount
                                          Gross               Other             From Other            Net           Assumed
                                          Amount             Companies          Companies (1)        Amount          to Net
----------------------------------------------------------------------------------------------------------------------------
December 31, 2001
Life Insurance in force             $ 18,903,134,000      $ 4,112,150,000     $          0      $ 14,790,984,000       0.00%
Premiums for the year
  Life Insurance                          51,644,125            7,951,091                0            43,693,034       0.00%
  Annuities                                    2,712                    0                0                 2,712       0.00%
  Accident and Health                        142,327              107,119                0                35,208       0.00%
  Group Life & Other                       2,759,826                    0                0             2,759,826       0.00%
----------------------------------------------------------------------------------------------------------------------------
      Total Premiums                $     54,548,990      $     8,058,210     $          0      $     46,490,780       0.00%
----------------------------------------------------------------------------------------------------------------------------

December 31, 2000
Life Insurance in force             $ 16,509,613,000      $ 2,591,318,000     $          0      $ 13,918,295,000       0.00%
Premiums for the year
  Life Insurance                          46,683,551            4,710,619                0            41,972,932       0.00%
  Annuities                                    2,023                    0                0                 2,023       0.00%
  Accident and Health                          2,335                1,735                0                   600       0.00%
  Group Life & Other                       2,561,169                    0                0             2,561,169       0.00%
----------------------------------------------------------------------------------------------------------------------------
     Total Premiums                 $     49,249,078      $     4,712,354     $          0      $     44,536,724       0.00%
----------------------------------------------------------------------------------------------------------------------------

December 31, 1999
Life Insurance in force             $ 14,424,095,000      $ 1,425,913,000     $ 33,412,000      $ 13,031,594,000       0.26%
Premiums for the year
  Life Insurance                          42,972,242            3,920,479                0            39,051,763       0.00%
  Annuities                                    4,693                    0                0                 4,693       0.00%
  Accident and Health                              0                    0                0                     0       0.00%
  Group Life & Other                       2,512,912                    0          116,267             2,629,179       4.42%
----------------------------------------------------------------------------------------------------------------------------
      Total Premiums                $     45,489,847      $     3,920,479     $    116,267      $     41,685,635       0.28%
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

10.8*** Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Douglas F. Ziegler

10.9*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.10*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.11*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.12*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.13*** Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.14**** Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.15**** Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

10.16**** Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

                                                                    Sequentially
Exhibit                                                               Numbered
Number    Description of Exhibit                                        Page

10.17**** Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.18**** Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.19**** Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

10.20     Addendum to Employment Agreement effective December 12, 2001      35
          by and between Erie Indemnity Company and Stephen A. Milne

10.21     Addendum to Employment Agreement effective December 12, 2001      36
          by and between Erie Indemnity Company and Jan R. Van Gorder

10.22     Addendum to Employment Agreement effective December 12, 2001      37
          by and between Erie Indemnity Company and Philip A. Garcia

10.23     Addendum to Employment Agreement effective December 12, 2001      38
          by and between Erie Indemnity Company and John J. Brinling, Jr.

10.24     Addendum to Employment Agreement effective December 12, 2001      39
          by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.25     Addendum to Employment Agreement effective December 12, 2001      40
          by and between Erie Indemnity Company and Douglas F. Ziegler

10.26     Summary of termination benefits provided Stephen A. Milne upon    41
          voluntary termination from active employment on January 18, 2002

13        2001 Annual Report to Shareholders.  Reference is made to the     42
          Annual Report furnished to the Commission, herewith.

99.1****  Audit Committee Charter

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

**** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 2000 that was filed with the Commission on March 19, 2001.