Form 10-Q
period 2002-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 2002-05-13
CIK 33416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002

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

        Yes  X        No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on April 30, 2002.

                                      INDEX

                       ERIE FAMILY LIFE INSURANCE COMPANY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Statements of Financial Position - March 31, 2002 and December 31, 2001

        Statements of Operations - Three months ended March 31, 2002 and 2001

        Statements of Comprehensive Income - Three months ended March 31, 2002 and 2001

        Statements of Cash Flows - Three months ended March 31, 2002 and 2001

        Notes to Financial Statements - March 31, 2002

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION


                       ERIE FAMILY LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                                                     (Dollars in thousands)
                                                                                                 March 31,             December 31,
ASSETS                                                                                             2002                    2001
                                                                                                ----------             -----------
                                                                                                (Unaudited)
   Invested Assets:
         Fixed Maturities at fair value (amortized cost
           of $763,259 and $718,500, respectively)                                              $  761,322             $  730,270
         Equity Securities at fair value
           (cost of $92,735 and $86,758, respectively)                                             107,375                103,675
         Limited Partnerships
           (cost of $22,277 and $18,691, respectively)                                              21,882                 18,249
         Real Estate                                                                                 1,272                  1,293
         Policy Loans                                                                                9,092                  8,879
         Real Estate Mortgage Loans                                                                  7,312                  7,357
                                                                                                ----------             ----------


           Total Invested Assets                                                                $  908,255             $  869,723

         Cash and Cash Equivalents                                                                  89,792                110,503
         Premiums Receivable from Policyholders                                                      5,008                  5,089
         Reinsurance Recoverable                                                                       134                  1,775
         Other Receivables                                                                             972                    374
         Accrued Investment Income                                                                  15,910                 11,520
         Deferred Policy Acquisition Costs                                                          95,065                 92,015
         Reserve Credit for Reinsurance Ceded                                                       12,100                 12,120
         Prepaid Federal Income Taxes                                                                6,676                  8,508
         Other Assets                                                                                8,348                  8,856
                                                                                                ----------             ----------

           Total Assets                                                                         $1,142,260             $1,120,483
                                                                                                ==========             ==========

See notes to financial statements.



                       ERIE FAMILY LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                                                     (Dollars in thousands)
                                                                                                 March 31,             December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                               2002                    2001
                                                                                                ----------             -----------
                                                                                                (Unaudited)
   Liabilities:
        Policy Liabilities and Accruals:
          Future Life Policy Benefits                                                           $   88,218             $   85,673
          Policy and Contract Claims                                                                 1,957                  1,950
          Annuity Deposits                                                                         667,313                636,850
          Universal Life Deposits                                                                  124,940                121,560
          Supplementary Contracts Not
            Including Life Contingencies                                                               635                    605
        Other Policyholder Funds                                                                     9,289                  7,974
        Deferred Income Taxes                                                                       26,703                 31,807
        Reinsurance Premium Due                                                                        423                  1,741
        Accounts Payable and Accrued Expenses                                                        6,251                  7,412
        Note Payable to Erie Indemnity Company                                                      15,000                 15,000
        Due to Affiliates                                                                            1,744                  2,309
        Dividends Payable                                                                            1,985                  1,843
                                                                                                ----------             ----------

              Total Liabilities                                                                 $  944,458             $  914,724
                                                                                                ----------             ----------

   Shareholders' Equity:
        Common Stock, $.40 Par Value Per Share;
            Authorized 15,000,000 Shares; 9,450,000
            Shares Issued and Outstanding                                                       $    3,780             $    3,780
        Additional Paid-In Capital                                                                     630                    630
        Accumulated Other Comprehensive Income                                                       8,000                 18,359
        Retained Earnings                                                                          185,392                182,990
                                                                                                ----------             ----------

              Total Shareholders' Equity                                                        $  197,802             $  205,759
                                                                                                ----------             ----------

              Total Liabilities and Shareholders' Equity                                        $1,142,260             $1,120,483
                                                                                                ==========             ==========

See notes to financial statements.



                       ERIE FAMILY LIFE INSURANCE COMPANY
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                                      (Dollars in thousands, except per share data)
                                                                                         Three Months Ended     Three Months Ended
                                                                                           March 31, 2002         March 31, 2001
                                                                                         ------------------     ------------------
Revenues:
   Policy Revenue:
   Life Premiums                                                                                $11,579                $10,316
   Group and Other Premiums                                                                         750                    681
                                                                                                -------                -------
     Total Policy Revenue                                                                       $12,329                $10,997

   Net Investment Income                                                                         14,510                 14,709
   Equity in Earnings (Losses) of Limited
     Partnerships                                                                                 1,069               (    965)
   Net Realized Gains on Investments                                                              2,054                    594
   Other Income                                                                                     244                    191
                                                                                                -------                -------
     Total Revenues                                                                             $30,206                $25,526
                                                                                                -------                -------

Benefits and Expenses:
  Death Benefits                                                                                $ 3,500                $ 3,328
  Interest on Annuity Deposits                                                                    9,541                  8,357
  Interest on Universal Life Deposits                                                             1,763                  1,655
  Surrender and Other Benefits                                                                      268                    137
  Increase in Future Life Policy Benefits                                                         2,565                  1,688
  Amortization of Deferred Policy
    Acquisition Costs                                                                             1,612                  1,646
  Commissions                                                                                       944                    593
  General Expenses                                                                                2,695                  2,343
  Taxes, Licenses and Fees                                                                          612                    518
                                                                                                -------                -------
    Total Benefits and Expenses                                                                 $23,500                $20,265
                                                                                                -------                -------

Income before income taxes                                                                      $ 6,706                $ 5,261
Provision for Federal Income Tax (Benefit):
  Current                                                                                         1,847                  1,906
  Deferred                                                                                          473               (     86)
                                                                                                -------                -------
    Total Provision for Federal Income Tax                                                        2,320                  1,820
                                                                                                -------                -------

Net Income                                                                                      $ 4,386                $ 3,441
                                                                                                =======                =======

Net Income Per Share                                                                            $  0.46                $  0.36
                                                                                                =======                =======

Dividends Declared Per Share                                                                    $  0.21                $ 0.195
                                                                                                =======                =======

See notes to financial statements.




                       ERIE FAMILY LIFE INSURANCE COMPANY
                 STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                                                  (Amounts in thousands)
                                                                                         Three Months Ended     Three Months Ended
                                                                                           March 31, 2002         March 31, 2001
                                                                                         ------------------     ------------------

Net Income                                                                                       $ 4,386                $3,441
                                                                                                 -------                ------
Unrealized Gains on Securities:
  Unrealized Holding (Losses) Gains Arising
    During Period                                                                               ( 13,882)                9,356
  Less:  Gains Included in Net Income                                                           (  2,054)              (   594)
                                                                                                 -------                ------
    Net Unrealized Holding (Losses) Gains
      Arising During Period                                                                     ($15,936)               $8,762
                                                                                                 -------                ------

Income Tax (Benefit) Expense Related to
  Unrealized (Losses) Gains                                                                     (  5,577)                3,067
                                                                                                 -------                ------

Unrealized (Depreciation) Appreciation of
   Investments, net of Tax                                                                      ($10,359)               $5,695
                                                                                                 -------                ------

Comprehensive (Loss) Income                                                                     ($ 5,973)               $9,136
                                                                                                 =======                ======

See notes to financial statements




                       ERIE FAMILY LIFE INSURANCE COMPANY
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                    (Dollars in thousands)
                                                                                         Three Months Ended     Three Months Ended
                                                                                           March 31, 2002         March 31, 2001
                                                                                         -------------------    -------------------
   Cash flows from operating activities:
   Net income                                                                                    $  4,386               $ 3,441
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Net amortization of bond and mortgage (discount) premium                                (      58)                   52
        Amortization of deferred policy acquisition costs                                           1,612                 1,646
        Real estate depreciation                                                                       21                    21
        Software amortization                                                                          62                    62
        Deferred federal income tax expense (benefit)                                                 473              (     86)
        Realized gains on investments                                                           (   2,054)             (    594)
        Equity in (earnings) losses of limited partnerships                                     (   1,069)                  965
   Decrease in premiums receivable                                                                     82                   217
   (Increase) decrease in other receivables                                                     (     598)                   32
   Increase in accrued investment income                                                        (   4,390)             (  2,996)
   Increase in policy acquisition costs deferred                                                (   4,662)             (  2,916)
   Decrease in other assets                                                                           446                    31
   Decrease (increase) in reinsurance recoverables
      and reserve credits                                                                           1,660              (    307)
   Decrease in prepaid federal income taxes                                                         1,833                 1,103
   Increase in future policy benefits and claims                                                    2,553                 2,597
   Increase (decrease) in other policyholder funds                                                  1,315              (    174)
   Decrease in reinsurance premium due                                                          (   1,319)             (    673)
   (Decrease) increase in accounts payable and due to affiliates                                (   1,727)                1,205
                                                                                                 --------               -------
          Net cash (used in) provided by operating activities                                   ($  1,434)              $ 3,626
                                                                                                 --------               -------

   Cash flows from investing activities:
   Purchase of investments:
      Fixed maturities                                                                          ($106,771)             ($42,537)
      Equity securities                                                                         (  12,426)             (  5,645)
      Limited partnerships                                                                      (   4,937)             (  1,649)
   Sales/maturities of investments:
      Sales of fixed maturities                                                                    22,630                 7,870
   Calls/maturities of fixed maturities                                                            40,399                23,177
      Equity securities                                                                             7,544                 6,421
      Limited partnerships                                                                          2,421                   328
   Principal payments received on mortgage loans                                                       45                    50
   Real estate improvements                                                                             0              (      5)
   Loans made to Policyholders                                                                  (     437)             (    545)
   Payments received on policy loans                                                                  224                   311
                                                                                                 --------               -------
          Net cash used in investing activities                                                 ($ 51,308)             ($12,224)
                                                                                                 --------               -------

   Cash flows from financing activities:
   Annuity and supplementary
      contract deposits and interest                                                             $ 40,486               $22,034
   Annuity and supplementary
      contract surrenders and withdrawals                                                       (   9,992)             ( 14,301)
   Universal life deposits and interest                                                             4,563                 4,655
   Universal life surrenders                                                                    (   1,183)             (  1,247)
   Dividends paid to Shareholders                                                               (   1,843)             (  1,701)
                                                                                                 --------               -------
          Net cash provided by financing activities                                              $ 32,031               $ 9,440
                                                                                                 --------               -------
   Net (decrease) increase in cash and cash equivalents                                         (  20,711)                  842
   Cash and cash equivalents at beginning of year                                                 110,503                17,955
                                                                                                 --------               -------
   Cash and cash equivalents at end of quarter                                                   $ 89,792               $18,797
                                                                                                 ========               =======

Supplemental disclosures of cash flow information: Cash paid during the year for:
   Interest                                                                                      $     52               $    52
   Income taxes                                                                                        14                   803

See notes to financial statements


                       ERIE FAMILY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                       All dollar amounts are in thousands

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B -- RECLASSIFICATION

Certain amounts, as previously reported in the 2001 financial  statements,  have
been  reclassified  to  conform  to  the  current  year's  financial   statement
presentation.

NOTE C -- INVESTMENTS

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

Realized gains and losses on the sales of investments are recognized in income on the specific identification method. Investments that have declined in value below cost and for which the decline is considered to be other-than-temporary by management are written down to estimated realizable value. Such write-downs are made on an individual security basis and are recorded as a component of net realized gains (losses) on investments in the Statements of Operations.

The following is a summary of available-for-sale securities:



                                                                                      Gross              Gross
                                                                 Amortized          Unrealized        Unrealized        Estimated
                                                                    Cost              Gains             Losses         Fair Value
                                                                 ----------------------------------------------------------------
March 31, 2002
Fixed Maturities:
Bonds:
   U.S. Treasuries and Government
     Agencies                                                      $ 26,227          $    347          $    421          $ 26,153
   Special Revenue                                                    2,795               185                 0             2,980
   Public Utilities                                                  77,967               985             1,547            77,405
   U.S. Banks, Trusts and Insurance
     Companies                                                      154,359             2,703             2,005           155,057
   U.S. Industrial and Miscellaneous                                442,137             5,665             8,880           438,922
   Foreign                                                           59,774             1,368               337            60,805
                                                                   --------          --------          --------          --------
       Total Fixed Maturities                                      $763,259          $ 11,253          $ 13,190          $761,322
                                                                   ========          ========          ========          ========



                       ERIE FAMILY LIFE INSURANCE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


NOTE C -- INVESTMENTS (Continued)

                                                                                      Gross              Gross
                                                                 Amortized          Unrealized        Unrealized        Estimated
                                                                    Cost              Gains             Losses         Fair Value
                                                                 ----------------------------------------------------------------
Equity Securities:
   Common Stock:
      U.S. Banks, Trusts and Insurance
        Companies                                                  $  5,332          $    925          $     26          $  6,231
      U.S. Industrial and Miscellaneous                              29,559            15,337             1,600            43,296
      Public Utilities                                                  417                 0                99               318
   Non-redeemable Preferred Stock:
      U.S. Banks, Trusts and Insurance
        Companies                                                     5,260               130                 0             5,390
      U.S. Industrial and Miscellaneous                              13,565               585                 0            14,150
      Foreign                                                        38,602               944             1,556            37,990
                                                                   --------          --------          --------          --------
        Total Equity Securities                                    $ 92,735          $ 17,921          $  3,281          $107,375
                                                                   ========          ========          ========          ========
          Total Available-for-Sale
          Securities                                               $855,994          $ 29,174          $ 16,471          $868,697
                                                                   ========          ========          ========          ========

   December 31, 2001
   Fixed Maturities:
   Bonds:
      U.S. Treasuries and Government
        Agencies                                                   $ 26,239          $    423          $    139          $ 26,523
      Special Revenue                                                 8,028               352                 0             8,380
      Public Utilities                                               71,906             1,803               925            72,784
      U.S. Banks, Trusts and Insurance
        Companies                                                   136,259             3,425               583           139,101
      U.S. Industrial and Miscellaneous                             419,325             9,354             3,500           425,179
      Foreign                                                        56,743             1,794               234            58,303
                                                                   --------          --------          --------          --------
        Total Fixed Maturities                                     $718,500          $ 17,151          $  5,381          $730,270
                                                                   ========          ========          ========          ========

   Equity Securities:
   Common Stock:
      U.S. Banks, Trusts and Insurance
        Companies                                                  $  5,332          $    809          $     17          $  6,124
      U.S. Industrial and Miscellaneous                              30,605            15,996               413            46,188
      Public Utilities                                                  417                 0                57               360
   Non-redeemable Preferred Stock:
      U.S. Industrial and Miscellaneous                               8,603               712                 0             9,315
      Foreign                                                        41,801             1,306             1,419            41,688
                                                                   --------          --------          --------          --------
        Total Equity Securities                                    $ 86,758          $ 18,823          $  1,906          $103,675
                                                                   ========          ========          ========          ========
          Total Available-for-Sale
          Securities                                               $805,258          $ 35,974          $  7,287          $833,945
                                                                   ========          ========          ========          ========


                       ERIE FAMILY LIFE INSURANCE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


NOTE C -- INVESTMENTS (Continued)

The components of net realized gains on investments as reported on the Statements of Operations are included below.

                                    Three Months Ended    Three Months Ended
                                      March 31, 2002        March 31, 2001
                                    ------------------    ------------------
      Realized gains:
        Fixed maturities                  $  969                 $325
        Equity securities                  1,102                  489
                                          ------                 ----
        Total gains                       $2,071                 $814
                                          ------                 ----
      Realized losses:
        Fixed maturities                  $   10                 $  4
        Equity securities                      7                  190
        Other, net                             0                   26
                                          ------                 ----
        Total losses                      $   17                 $220
                                          ------                 ----

        Net realized gains
          on investments                  $2,054                 $594
                                          ======                 ====

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time through a lending agent. The Company maintains control over the securities. The borrower of the securities is not permitted to sell or replace the security on loan. A fee is paid to the Company by the borrower. Revenue received for the three months ended March 31, 2002 and 2001, related to this program totaled $31 and $21, respectively. Collateral, comprised of cash and government securities, that exceeds the market value of the loaned securities, is maintained by the lending agent. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. The Company had loaned securities with a market value of $37,499 and $28,379 and collateral of $38,946 and $29,484 at March 31, 2002 and
2001, respectively. The Company maintains the loaned securities on its Statements of Financial Position as part of its invested assets.

Limited partnerships include U.S. and foreign real estate and fixed income investments. During the fourth quarter 2001, the Company sold its private equity limited partnerships to the Erie Insurance Exchange. Real estate and fixed income limited partnerships are recorded using the equity method, which approximates the Company's share of the carrying value of the partnership. The private equity limited partnerships were carried at their estimated market values in 2001. The Company has not guaranteed any of the partnership liabilities.

The components of equity in earnings (losses) of limited partnerships as reported on the Statements of Operations are as follows:

                                    Three Months Ended    Three Months Ended
                                      March 31, 2002        March 31, 2001
                                    ------------------    ------------------
      Fixed Income                        $   53                 $    5
      Real Estate                          1,016                    267
      Private Equity                           0                ( 1,237)
                                          ------                 ------
                                          $1,069                ($  965)
                                          ======                 ======

                       ERIE FAMILY LIFE INSURANCE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


NOTE D -- FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair value of financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. Certain financial instruments, including insurance contracts other than financial guarantees and investment contracts, are exempt from fair value disclosure requirements. The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amounts approximate their fair value.

Fixed maturities and equity securities: Fair values were based on quoted market prices, where available, or dealer quotations.

Limited partnerships: Fair values of the fixed income limited partnerships were provided to the Company by the partnership. Real estate limited partnership fair values approximate carrying value.

Policy loans and real estate mortgage loans: For policy loans and real estate mortgage loans, carrying value is representative of estimated fair value.

Trading assets and trading liabilities: The carrying value of these assets and liabilities arising in the ordinary course of business approximates their fair values.

Annuity deposits: Included in this category are annuity deposit contracts. The Company retains the right to change interest rates subject to a one year guaranteed interest rate and a minimum interest rate provided in the policy. As a result, the carrying value of these contracts approximates their fair value. These annuity deposits totaled $516,248 at March 31, 2002.

Annuity deposits include structured settlements, contracts that the Policyholder cannot surrender at any time and for which the interest rate is fixed for the duration of the contract. Fair values of these contracts were estimated using discounted projected cash flows based upon interest rates currently being offered for similar contracts with the same remaining maturities. At March 31, 2002, the carrying value of structured settlements totaled $151,065 while the estimated fair value of these contracts totaled $157,274.

Universal life deposits: The Company retains the right to change interest rates on its universal life deposits subject to a minimum interest rate provided in the policy. As a result, the carrying value of these contracts approximates their fair value.

                       ERIE FAMILY LIFE INSURANCE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


NOTE E -- SEGMENT INFORMATION

The Company's portfolio of Traditional insurance includes permanent life, endowment and term policies, including whole life. The Group and Other category presented in the table below includes group life insurance and disability income products. The Corporate category includes investment income earned from surplus not specifically attached to any one product type. Investment related income is allocated based on the assumption that the fixed maturities and preferred stock portfolios support the insurance product segments and the common stock and limited partnership investments support the corporate line.


  Three Months Ended                                            Universal                   Group &
    March 31, 2002                               Traditional       Life      Annuities        Other       Corporate       Total
 --------------------                            -----------   -----------   ---------     ----------     ---------      --------
   Total policy revenue, net of
      reinsurance                                  $ 8,589       $ 2,987       $     1       $   752        $     0       $12,329
   Total investment-related
     and other income                                1,583         2,067        10,786            44          3,397        17,877
                                                   -------       -------       -------       -------        -------       -------
        Total revenues                             $10,172       $ 5,054       $10,787       $   796        $ 3,397       $30,206
                                                   -------       -------       -------       -------        -------       -------

   Less: Total benefits and
      expenses                                       8,573         4,013        10,068           846              0        23,500
                                                   -------       -------       -------       -------        -------       -------

      Income (loss) from
        operations, before taxes                   $ 1,599       $ 1,041       $   719      ($    50)       $ 3,397       $ 6,706
                                                   =======       =======       =======       =======        =======       =======



Three Months Ended                                              Universal                   Group &
  March 31, 2001                                Traditional       Life      Annuities        Other       Corporate       Total
-------------------                              -----------   -----------   ---------      --------      ---------      --------
   Total policy revenue, net of
      reinsurance                                  $ 7,635       $ 2,681       $     1      $   680         $     0       $10,997
   Total investment-related
     and other income                                1,619         1,945        10,695           39             231        14,529
                                                   -------       -------       -------      -------         -------       -------
        Total revenues                             $ 9,254       $ 4,626       $10,696      $   719         $   231       $25,526
                                                   -------       -------       -------      -------         -------       -------

   Less: Total benefits and
      expenses                                       7,228         4,102         8,830          105               0        20,265
                                                   -------       -------       -------      -------         -------       -------

      Income from operations,
        before taxes                               $ 2,026       $   524       $ 1,866      $   614         $   231       $ 5,261
                                                   =======       =======       =======      =======         =======       =======


NOTE F -- REINSURANCE

The Company has entered into various reinsurance treaties for the purpose of ceding the excess of life insurance over Company established retention limits. Reinsurance contracts do not relieve the Company from its obligations to Policyholders. Failure of reinsurers to honor their obligations could result in

                       ERIE FAMILY LIFE INSURANCE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


NOTE F -- REINSURANCE (Continued)

losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The Company considers all of its reinsurance assets to be collectible, therefore, no allowance has been established for uncollectible amounts.

Generally, the Company's retention limit is $300 per life for individual and $200 per life for group coverage. For its disability income product, the Company also has a 50% coinsurance agreement with its reinsurer. In 2001, the Company introduced two new products, ERIE Flagship Term2 and ERIE Target Term. These products are reinsured 50% and 90%, respectively, with unaffiliated reinsurers.

Policy revenues, benefits and expenses reflected in the Statements of Operations have been reduced by the following amounts due to reinsurance cessions:

                                      Three Months Ended   Three Months Ended
                                         March 31, 2002      March 31, 2001
                                      ------------------   ------------------

Policy revenue                             $ 1,625             $ 1,446

Death benefits                                 365                 541

Increase in future life policy benefits   (     20)                348

Commissions                                    750                 848


NOTE G -- COMMITMENTS

The Company has outstanding commitments to invest up to $5.9 million in limited partnerships at March 31, 2002. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years and expire through 2005. At March 31, 2002, all of the commitments relate to limited partnerships that invest in real estate activities.


NOTE H -- STATUTORY INFORMATION

The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the PA Insurance Code) amounts to $1,650. The Company's total statutory capital and surplus well exceeded these minimum requirements, totaling $103,503 at March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial information and related notes found on pages 3 through 13, herein, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 15, 2002.

FINANCIAL OVERVIEW

Net income increased 27.5% to $4,385,854, or $.46 per share, in the first quarter of 2002, compared to $3,440,644, or $.36 per share, for the first quarter of 2001. Increases in policy revenue, realized capital gains on investments and the equity in earnings of limited partnerships contributed to the improvement in earnings.

Operating income (net income, excluding net realized capital gains and related federal income taxes) totaled $3,050,627, or $.32 per share, in the first quarter 2002 compared to $3,054,599, or $.32 per share, for the same period in 2001.

REVENUES

Analysis of Policy Revenue

Total policy revenue increased $1,332,349, or 12.1%, to $12,329,126 in the first quarter of 2002, from $10,996,777 during the same period in 2001. Contributing to this growth was an increase in net premiums on traditional life insurance policies of 11.8% to $9,297,330 for the quarter ended March 31, 2002. Total policies in force on traditional life insurance products increased 4.5% to 174,863 at March 31, 2002, compared to 167,262 at March 31, 2001.

In the third quarter of 2001 the Company rolled out its two newest traditional life insurance products - ERIE Target Term and ERIE Flagship Term2. The ERIE Target Term product has a minimum face amount of $100,000 and offers rates guaranteed for 10 years on all plans. Under the reinsurance treaty for this new product, the reinsurer assumes 90% of all insurance up to $3,000,000 (the Company's retention limit is $300,000) and assumes all insurance above that amount. The ERIE Flagship Term2, now Erie Family Life's most comprehensive term insurance plan for individuals desiring substantial coverage, also offers a minimum face amount of $100,000 and replaces the ERIE Flagship Term product for new policy sales after October 1, 2001. Under the reinsurance treaty for this product, the reinsurer assumes 50% of all insurance up to $600,000 (the Company's retention limit is $300,000) and assumes all insurance above that amount. The reinsurance premiums ceded recognized in total life premiums related to the ERIE Flagship Term, ERIE Flagship Term2 and ERIE Target Term products amounted to $914,575 and $776,033 for the three months ended March 31, 2002 and 2001, respectively.

Analysis of Investment-related Income

Net investment income decreased slightly to $14,509,729 in the first quarter of 2002 from $14,708,754 for the same period in 2001. A decline in yields from the portfolio, due to unusually low interest rates, had a negative impact on investment income.

Net realized gains from the sale of investments increased $1,460,281 to $2,054,196 in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company recorded earnings in limited partnerships of $1,069,142 in the first quarter of 2002, compared to losses of $964,878 during the same period in 2001. The 2002 increase in earnings is the result of a steadier income stream generated by the Company's fixed income and real estate limited partnerships. The losses in the first quarter of 2001 were largely the result of reduced profitability of the Company's investments in private equity limited partnerships. In December 2001, the Company sold its interest in private equity limited partnerships to the Erie Insurance Exchange.

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Interest expense incurred on deposits increased $1,292,242, or 12.9%, to $11,303,920 in the first quarter of 2002. This increase is primarily the result of an increase in new annuity deposits and a decrease in annuity surrenders during the twelve month period ended March 31, 2002, when compared to the twelve month period ended March 31, 2001. In 2001, the interest rate credited on annuity deposits ranged from 5.0% to 6.25% and the rate credited on universal life deposits ranged from 6.0% to 6.75%. During the first quarter of 2002, interest rates were lowered on both annuity and universal life deposits in response to decreasing new money investment yields. For the first quarter 2002 the new interest rate credited on annuity deposits ranged from 4.75% to 5.50% and the new rate credited on universal life deposits ranged from 5.5% to 6.25%.

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The increase in future life policy benefits totaled $2,565,102 in the first quarter of 2002, compared to $1,688,249 in the first quarter of 2001, an increase of 51.9%.

Amortization of deferred policy acquisition costs decreased 2.1% to $1,611,417 in the first quarter of 2002, due to better than expected persistency of new business.

Analysis of Other Expenses

Total operating expenses, excluding taxes, licenses and fees, increased 24.0% to $3,639,196 for the first quarter 2002, compared to $2,935,772 for the same period in 2001. Certain operating expenses of the Company are paid by the Erie Indemnity Company, the management Company of the Erie Insurance Exchange, and reimbursed monthly by the Company. Additionally, a portion of the Erie Insurance Group common overhead expenses attributable to the Company are also reimbursed monthly. These expenses comprise the majority of the Company's general expenses.

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

General expenses, net of DAC, increased $351,875, or 15.0%, to $2,694,707 for the quarter ended March 31, 2002. Expenses relating to an increase in Company staffing levels, including salaries, benefits and office equipment, contributed to this increase. In addition, in 2002, the Company is being allocated a portion

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


of the expenses relating to the Erie Insurance Group's eCommerce program launched in June 2001. These expenses totaled approximately $102,000 in the first quarter 2002 and will continue to be incurred through 2003. (See also "Factors That May Affect Future Results.")

Another component of total operating expenses is commissions to independent Agents. Direct commission costs include new and renewal commissions, production bonuses and promotional incentives to Agents. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. For the first quarter of 2002, net commission expense increased $351,549 to $944,489, compared to the first quarter of 2001. Renewal commissions, very little of which is eligible for the DAC, are up $85,023 in 2002.

FINANCIAL CONDITION

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

The Company's invested assets are sufficiently liquid to meet commitments to our Policyholders. At March 31, 2002, the Company's investment portfolio consisting of cash, investment grade bonds, common stock and preferred stock, totaled $950.8 million or 83.2% of total assets. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds.

At March 31, 2002, the amortized cost of the Company's five largest investments in corporate debt securities totaled $38.9 million, none of which individually exceeded $9.9 million. These investments had a market value of $38.7 million.

The Company reviews the investment portfolio to evaluate positions that might incur other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry are considered in evaluating impairment in value. In addition to specific factors, the primary factors considered in the Company's review of investment valuation are the length of time the market value is below cost and the amount the market value is below cost.

For common equity securities where the decline in market value is more than 20% below cost for a period exceeding six months, there is a strong indication of other-than-temporary impairment. Under these circumstances the Company considers market conditions, industry characteristics and the fundamental operating results of the issuer before deciding whether to sell the investment at a loss, to recognize an impairment charge to operations or to do neither. For common equity securities that have declined more than 20% below cost for a period exceeding twelve months, the position is presumed impaired and is either sold or recognized as impaired in the Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For fixed maturity investments, the Company individually analyzes all positions whose market value have declined more than 20% below cost for a period exceeding six months. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred market price decline of over 20% for a period greater than six months where the creditworthiness of the issuer or other factors indicate a decline that is other-than-temporary are either sold or recognized as impaired and reflected as a charge to the Company's operations.

There were no impairments recognized in the first quarters of 2002 or 2001 related to equity security or fixed maturity investments. If the Company's policy for determining the recognition of impaired positions were different, the Company's Statements of Financial Position and Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

The Company's investments are subject to certain risks, including interest rate and price risk. The Company monitors exposure to interest rate risk through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio are monitored regularly.

The Company's portfolio of marketable equity securities, which is carried on the Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. The Company's objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. Portfolio holdings are diversified across industries and concentrations in any one company or industry are limited by parameters established by Company management and the Board of Directors.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company's liquidity position remains strong as invested assets increased by more than $38 million during the first three months of 2002 to $908 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Annuity and universal life deposits, which do not appear as revenue on the financial statements, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable "interest-bearing obligations" of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $33,718,849 in the first quarter of 2002 and $16,676,624 in the first quarter of 2001. The increased volatility in the equity markets has continued to help increase annuity sales as well as stem the flow of annuity surrenders. Surrenders on annuities decreased 52.2% for the quarter ended March 31, 2002, compared to the same period last year.

The Company's current commitments for expenditures as of March 31, 2002 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to Shareholders. In addition, the Company has outstanding commitments to invest up to $5.9 million in its real estate limited partnerships at March 31, 2002. These commitments will be funded as required through the end of the respective investment periods, which typically span 3-5 years and principally expire in 2005. All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. At March 31, 2002 and 2001, there were no borrowings on this line of credit.

The Company's 2001 year-end Risk Based Capital Analysis as reflected in its 2001 statutory annual statement shows total adjusted capital of $125,855,531 and authorized control level risk based capital of $15,508,309. These results are indicative of the strong capital position of the Company and are well in excess of levels that would require regulatory action.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Interest Rate Environment

The Company's deposit-type products compete with a wide variety of investment options. Among other factors affecting the investment decisions of Policyholders and potential Policyholders are general investment market conditions, particularly the market interest rate environment. Changes in interest rates affect pricing and the relative attractiveness of interest-sensitive investment options, which bears directly on the ability of the Company to attract new Policyholders and retain existing holders of annuity, universal life and certain permanent life insurance products.

Information Technology Costs

In 2001, the Erie Insurance Group, including the Company, began a comprehensive program of eCommerce initiatives in support of the Group's business model of distributing insurance products exclusively through independent Agents. The program includes significant information technology hardware and infrastructure expenditures. It is intended to improve service and efficiency, as well as result in increased sales. Current estimates of expenditures for the initial phase of the program spanning three years approximate $175 million. The cost of these initiatives will be shared among member companies of the Erie Insurance Group, including the Company. Based on current estimates, the after-tax net income of the Company will be reduced by between $0.04 and $0.06 per share for 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company's 2001 Annual Report on Form 10-K. There have been no material changes in such risks or the Company's periodic reviews of asset and liability positions during the three months ended March 31, 2002. The information contained in the Investments section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.








"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. Many factors could cause future results to differ materially from those discussed. Examples of such factors include but are not limited to: better (or worse) mortality rates, terrorist actions, changes in insurance regulations or legislation that disadvantage the Company in the marketplace and recession, economic conditions or stock market changes affecting pricing or demand for insurance products or ability to generate investment income and returns. Growth and profitability have been, and will be, potentially materially affected by these and other factors.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On April 30, 2002, the Registrant held its Annual Meeting of Shareholders:

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

B. The following other matter was voted upon at the meeting and the following number of votes were cast with respect to such matter:

          The proposal to ratify the selection of Malin, Bergquist & Company, LLP as independent public accountants to perform the annual audit of the Company financial statements for the year ending December 31, 2002 was ratified. This proposal received 8,465,380 affirmative votes, 2,443 negative votes with 160,763 abstentions.

ITEM 5.    Other Information

On May 8, 2002, Jeffrey A. Ludrof was named the President and Chief Executive Officer of the Erie Insurance Group, which includes the Company. He replaces Stephen A. Milne who retired on January 18, 2002.

ITEM 6.  Exhibits and Reports on Form` 8-K

The Company did not file any reports on Form 8-K during the three-month period ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Erie Family Life Insurance Company
                                           (Registrant)


Date: May 10, 2002             /s/ Jeffrey A. Ludrof
                              (Jeffrey A. Ludrof, President & CEO)


                               /s/ Philip A. Garcia
                              (Philip A. Garcia, Executive Vice President & CFO)