Form 10-Q
period 2002-06-30
ERIE FAMILY LIFE INSURANCE CO
filed 2002-07-24
CIK 33416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 2-39458

ERIE FAMILY LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1186315

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania	16530

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (814) 870-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X               No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on July 15, 2002.

INDEX

ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Position — June 30, 2002 and December 31, 2001

Statements of Operations — Three and six months ended June 30, 2002 and 2001

Statements of Comprehensive Income – Three and six months ended June 30, 2002 and 2001

Statements of Cash Flows — Six months ended June 30, 2002 and 2001

Notes to Financial Statements — June 30, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Invested Assets:
Fixed Maturities at fair value (amortized cost of $849,614 and $718,500, respectively)	$863,478	$730,270
Equity Securities at fair value (cost of $92,183 and $86,758, respectively)	101,561	103,675
Limited Partnerships (cost of $16,879 and $18,691, respectively)	16,651	18,249
Real Estate	1,251	1,293
Policy Loans	9,306	8,879
Real Estate Mortgage Loans	7,268	7,357

Total Invested Assets	$999,515	$869,723
Cash and Cash Equivalents	49,841	110,503
Premiums Receivable from Policyholders	5,516	5,089
Reinsurance Recoverable	365	1,775
Other Receivables	736	374
Accrued Investment Income	12,575	11,520
Deferred Policy Acquisition Costs	97,886	92,015
Reserve Credit for Reinsurance Ceded	12,877	12,120
Prepaid Federal Income Taxes	0	8,508
Other Assets	13,017	8,856

Total Assets	$1,192,328	$1,120,483

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30,	December 31,
	2002	2001

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy Liabilities and Accruals:
Future Life Policy Benefits	$91,135	$85,673
Policy and Contract Claims	2,081	1,950
Annuity Deposits	696,240	636,850
Universal Life Deposits	128,656	121,560
Supplementary Contracts Not
Including Life Contingencies	640	605
Other Policyholder Funds	10,254	7,974
Federal Income Taxes Payable	30	0
Deferred Income Taxes	28,046	31,807
Reinsurance Premium Due	511	1,741
Accounts Payable and Accrued Expenses	11,725	7,412
Note Payable to Erie Indemnity Company	15,000	15,000
Due to Affiliates	2,244	2,309
Dividends Payable	3,969	1,843

Total Liabilities	$990,531	$914,724

Shareholders’ Equity:
Common Stock, $.40 Par Value Per Share; Authorized 15,000,000 Shares; 9,450,000 Shares Issued and Outstanding	$3,780	$3,780
Additional Paid-In Capital	630	630
Accumulated Other Comprehensive Income	14,959	18,359
Retained Earnings	182,428	182,990

Total Shareholders’ Equity	$201,797	$205,759

Total Liabilities and Shareholders’ Equity	$1,192,328	$1,120,483

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
 STATEMENTS OF OPERATIONS (Unaudited)

	(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001
Revenues:
Policy Revenue:
Life Premiums	$12,772	$11,213	$24,351	$21,528
Group and Other Premiums	746	648	1,497	1,329

Total Policy Revenue	$13,518	$11,861	$25,848	$22,857
Investment Income	16,998	15,865	31,508	30,574
Equity in Earnings of Limited Partnerships	2,513	1,767	3,582	802
Net Realized Losses on Investments	(7,698)	(1,067)	(5,644)	(473)
Other Income	177	178	420	370

Total Revenues	$25,508	$28,604	$55,714	$54,130

Benefits and Expenses:
Death Benefits	$3,928	$1,956	$7,428	$5,284
Interest on Annuity Deposits	9,416	8,789	18,958	17,146
Interest on Universal Life Deposits	1,836	1,677	3,598	3,332
Surrender and Other Benefits	298	330	565	467
Increase in Future Life Policy Benefits	2,141	1,449	4,706	3,137
Amortization of Deferred Policy Acquisition Costs	2,410	2,192	4,021	3,838
Commissions	518	318	1,463	911
General Expenses	2,809	2,724	5,504	5,067
Taxes, Licenses and Fees	614	527	1,227	1,045

Total Benefits and Expenses	$23,970	$19,962	$47,470	$40,227

Income Before Income Taxes	$1,538	$8,642	$8,244	$13,903
Provision for Federal Income Tax (Benefit):
Current	2,936	2,627	4,782	4,533
Deferred	(2,404)	358	(1,930)	272

Total Provision for Federal Income Tax	532	2,985	2,852	4,805

Net Income	$1,006	$5,657	$5,392	$9,098

Net Income Per Share	$0.11	$0.60	$0.57	$0.96

Dividends Declared Per Share	$0.42	$0.39	$0.63	$0.585

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001
Net Income	$1,006	$5,657	$5,392	$9,098

Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) Arising During Period	3,007	1,452	(10,875)	10,808
Plus: Losses Included in Net Income	7,698	1,067	5,644	473

Net Unrealized Holding Gains (Losses) Arising During Period	$10,705	$2,519	$(5,231)	$11,281

Income Tax (Expense) Benefit Related to Unrealized Gains (Losses)	(3,747)	(881)	1,831	(3,948)

Unrealized Appreciation (Deprecation) of Investments, Net of Tax	$6,958	$1,638	$(3,400)	$7,333

Comprehensive Income	$7,964	$7,295	$1,992	$16,431

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	(Dollars in thousands)
	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net income	$5,392	$9,098
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond and mortgage (discount) premium	(138)	94
Amortization of deferred policy acquisition costs	4,021	3,838
Real estate depreciation	41	41
Software amortization	125	125
Deferred federal income tax (benefit) expense	(1,930)	272
Realized losses on investments	5,644	473
Equity in earnings of limited partnerships	(3,582)	(802)
Increase in premiums receivable	(426)	(146)
Increase in other receivables	(362)	(82)
Increase in accrued investment income	(1,056)	(315)
Increase in policy acquisition costs deferred	(9,892)	(6,501)
Increase in other assets	(4,286)	(547)
Decrease (increase) in reinsurance recoverables and reserve credits	653	(772)
Decrease (increase) in prepaid federal income taxes	8,538	(115)
Increase in future policy benefits and claims	5,593	3,265
Increase in other Policyholder funds	2,281	559
Decrease in reinsurance premium due	(1,231)	(179)
Increase (decrease) in accounts payable and due to affiliates	4,248	(502)

Net cash provided by operating activities	$13,633	$7,804

Cash flows from investing activities:
Purchase of investments:
Fixed maturities	$(275,561)	$(87,905)
Equity securities	(20,817)	(9,531)
Limited partnerships	(5,499)	(2,608)
Sales/maturities of investments:
Sales of fixed maturities	72,764	52,436
Calls/maturities of fixed maturities	66,108	32,086
Equity securities	16,712	8,643
Limited partnerships	9,643	853
Principal payments received on mortgage loans	90	853
Loans made to Policyholders	(991)	(1,095)
Payments received on policy loans	562	491

Net cash used in investing activities	$(136,989)	$(5,777)

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	(Dollars in thousands)
	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

Cash flows from financing activities:
Annuity and supplementary contract deposits and interest	$81,704	$46,977
Annuity and supplementary contract surrenders and withdrawals	(22,279)	(26,971)
Universal life deposits and interest	9,422	9,480
Universal life surrenders	(2,326)	(2,365)
Dividends paid to Shareholders	(3,827)	(3,544)

Net cash provided by financing activities	$62,694	$23,577

Net (decrease) increase in cash and cash equivalents	(60,662)	25,604
Cash and cash equivalents at beginning of year	110,503	17,955

Cash and cash equivalents at end of quarter	$49,841	$43,559

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$588	$588
Income taxes	(3,755)	4,648

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
All dollar amounts are in thousands

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

NOTE B — RECLASSIFICATION

Certain amounts, as previously reported in the 2001 financial statements, have been reclassified to conform to the current year’s financial statement presentation.

NOTE C — INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and non-redeemable preferred stock while fixed maturities consist of bonds and notes. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of Shareholders’ equity.

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2002
Fixed Maturities:
Bonds:
U.S. Treasuries and Government Agencies	$48,222	$1,149	$6	$49,365
Public Utilities	82,457	1,884	853	83,488
U.S. Banks, Trusts and Insurance Companies	173,138	6,672	456	179,354
U.S. Industrial and Miscellaneous	468,914	13,006	7,625	474,295
Foreign	76,883	2,094	2,001	76,976

Total Fixed Maturities	$849,614	$24,805	$10,941	$863,478

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE C — INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Equity Securities:
Common Stock:
U.S. Banks, Trusts and Insurance Companies	$982	$0	$52	$930
U.S. Industrial and Miscellaneous	24,126	9,641	1,315	32,452
Public Utilities	416	0	178	238
Foreign	1,257	340	571	1,026
Non-redeemable Preferred Stock:
U.S. Banks, Trusts and Insurance Companies	7,410	232	0	7,642
U.S. Industrial and Miscellaneous	15,429	760	0	16,189
Foreign	42,563	1,438	917	43,084

Total Equity Securities	$92,183	$12,411	$3,033	$101,561

Total Available-for-Sale Securities	$941,797	$37,216	$13,974	$965,039

December 31, 2001
Fixed Maturities:
Bonds:
U.S. Treasuries and Government Agencies	$26,239	$423	$139	$26,523
Special Revenue	8,028	352	0	8,380
Public Utilities	71,906	1,803	925	72,784
U.S. Banks, Trusts and Insurance Companies	136,259	3,425	583	139,101
U.S. Industrial and Miscellaneous	419,325	9,354	3,500	425,179
Foreign	56,743	1,794	234	58,303

Total Fixed Maturities	$718,500	$17,151	$5,381	$730,270

Equity Securities:
Common Stock:
U.S. Banks, Trusts and Insurance Companies	$5,332	$809	$17	$6,124
U.S. Industrial and Miscellaneous	30,605	15,996	413	46,188
Public Utilities	417	0	57	360
Non-redeemable Preferred Stock:
U.S. Industrial and Miscellaneous	8,603	712	0	9,315
Foreign	41,801	1,306	1,419	41,688

Total Equity Securities	$86,758	$18,823	$1,906	$103,675

Total Available-for-Sale Securities	$805,258	$35,974	$7,287	$833,945

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE C — INVESTMENTS (Continued)

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

The components of net realized gains on investments as reported on the Statements of Operations are included below. The securities written down during 2002 were in the telecommunication industry segment. The securities written down during 2001 were in the transportation industry segment.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001
Realized gains:
Fixed maturities	$2,658	$1,475	$3,626	$1,800
Equity securities	2,229	119	3,331	608
Limited partnerships	453	0	453	0
Other	45	25	45	32

Total gains	$5,385	$1,619	$7,455	$2,440

Realized losses:
Fixed maturities	$400	$1,038	$409	$1,041
Equity securities	2,005	63	2,012	253
Limited partnerships	1,703	0	1,703	0
Other	0	35	0	69

Total losses	$4,108	$1,136	$4,124	$1,363

Impairment charges:
Fixed maturities	$8,975	$1,550	$8,975	$1,550

Net realized losses on investments	$(7,698)	$(1,067)	$(5,644)	$(473)

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time through a lending agent. The Company maintains control over the securities. The borrower of the securities is not permitted to sell or replace the security on loan. A fee is paid to the Company by the borrower. Revenue received for the six months ended June 30, 2002 and 2001, related to this program totaled $46 and $34, respectively. Collateral, comprised of cash and government securities, that exceeds the market value of the loaned securities, is maintained by the lending agent. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. The Company had loaned securities with a market value of $27.1 million and $40.5 million and secured collateral of $28.0 million and $41.5 million at June 30, 2002 and 2001, respectively. The Company maintains the loaned securities on its Statements of Financial Position as part of its invested assets.

Limited partnerships at June 30, 2002 include U.S. and foreign real estate and fixed income investments. These partnerships are recorded using the equity method, which approximates the Company’s share of the carrying value of the partnership. The Company has not guaranteed any of the partnership liabilities.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE C — INVESTMENTS (Continued)

During the fourth quarter 2001, the Company sold its private equity limited partnerships to the Erie Insurance Exchange, recognizing a gain of $1,144 at the time of sale based on the September 30, 2001 financial statements provided by the limited partnerships. During the second quarter of 2002, actual valuation data was received from these partnerships and the sales price of the partnerships was adjusted to the actual value of the partnership at the date of sale (December 31, 2001). This resulted in the recognition of $1,250 of net realized losses during the quarter.

The components of equity in earnings of limited partnerships as reported on the Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001
Fixed Income	$116	$40	$169	$45
Real Estate	2,397	292	3,413	559
Private Equity	0	1,435	0	198

	$2,513	$1,767	$3,582	$802

NOTE D — FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. Certain financial instruments, including insurance contracts other than financial guarantees and investment contracts, are exempt from fair value disclosure requirements. The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument for which it is practicable to estimate that value:

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

Annuity deposits: Included in this category are annuity deposit contracts. The Company retains the right to change interest rates subject to a one year guaranteed interest rate and a minimum interest rate provided in the policy. As a result, the carrying value of these contracts approximates their fair value. These annuity deposits totaled $542,904 at June 30, 2002.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE D — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Annuity deposits include structured settlements, contracts that the Policyholder cannot surrender at any time and for which the interest rate is fixed for the duration of the contract. Fair values of these contracts were estimated using discounted projected cash flows based upon interest rates currently being offered for similar contracts with the same remaining maturities. At June 30, 2002, the carrying value of structured settlements totaled $153,336 while the estimated fair value of these contracts totaled $157,869.

Universal life deposits: The Company retains the right to change interest rates on its universal life deposits subject to a minimum interest rate provided in the policy. As a result, the carrying value of these contracts approximates their fair value.

NOTE E — SEGMENT INFORMATION

The Company’s portfolio of traditional insurance includes permanent life, endowment and term policies, including whole life. The Group and Other category presented in the table below includes group life insurance and disability income products. The Corporate category includes investment income earned from surplus not specifically attached to any one product type. Investment related income is allocated based on the assumption that the fixed maturities and preferred stock portfolios support the insurance product segments and the common stock and limited partnership investments support the corporate line. The loss recorded in the annuity segment for the three and six months ended June 30, 2002 is a direct result of the impairment charges recognized on fixed maturities during the second quarter of 2002.

Three Months Ended		Universal		Group &
June 30, 2002	Traditional	Life	Annuities	Other	Corporate	Total

Total policy revenue, net of reinsurance	$9,680	$3,092	$1	$745	$0	$13,518
Total investment-related and other income	1,015	1,329	7,012	28	2,606	11,990

Total revenues	$10,695	$4,421	$7,013	$773	$2,606	$25,508

Less: Total benefits and expenses	9,034	3,829	10,579	528	0	23,970

Income (loss) before taxes	$1,661	$592	$(3,566)	$245	$2,606	$1,538

Six Months Ended
June 30, 2002

Total policy revenue, net of reinsurance	$18,272	$6,079	$2	$1,495	$0	$25,848
Total investment-related and other income	2,597	3,396	17,798	72	6,003	29,866

Total revenues	$20,869	$9,475	$17,800	$1,567	$6,003	$55,714

Less: Total benefits and expenses	17,607	7,842	20,647	1,374	0	47,470

Income (loss) before taxes	$3,262	$1,633	$(2,847)	$193	$6,003	$8,244

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE E — SEGMENT INFORMATION (Continued)

Three Months Ended		Universal		Group &
June 30, 2001	Traditional	Life	Annuities	Other	Corporate	Total

Total policy revenue, net of reinsurance	$8,559	$2,654	$7	$641	$0	$11,861
Total investment-related and other income	1,590	1,934	10,540	39	2,640	16,743

Total revenues	$10,149	$4,588	$10,547	$680	$2,640	$28,604

Less: Total benefits and expenses	6,551	3,380	9,312	719	0	19,962

Income (loss) before taxes	$3,598	$1,208	$1,235	$(39)	$2,640	$8,642

Six Months Ended
June 30, 2001

Total policy revenue, net of reinsurance	$16,193	$5,335	$8	$1,321	$0	$22,857
Total investment-related and other income	3,209	3,879	21,235	78	2,872	31,273

Total revenues	$19,402	$9,214	$21,243	$1,399	$2,872	$54,130

Less: Total benefits and expenses	13,779	7,482	18,142	824	0	40,227

Income before taxes	$5,623	$1,732	$3,101	$575	$2,872	$13,903

NOTE F — REINSURANCE

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

Generally, the Company’s retention limit is $300 per life for individual and $200 per life for group coverage. For its disability income product, the Company also has a 50% coinsurance agreement with its reinsurer. In 2001, the Company introduced two new products, ERIE Flagship Term2 and ERIE Target Term. These products are reinsured 50% and 90%, respectively, with unaffiliated reinsurers.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE F — REINSURANCE (Continued)

Policy revenues, benefits and expenses reflected in the Statements of Operations have been reduced by the following amounts due to reinsurance cessions:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Policy revenue	$2,706	$1,976	$4,331	$3,422
Death benefits	300	224	665	766
Increase in future life policy benefits	777	676	757	1,024
Commissions	1,732	828	2,482	1,677

NOTE G — COMMITMENTS

The Company has outstanding commitments to invest up to $5.4 million in limited partnerships at June 30, 2002. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years and expire through 2005. At June 30, 2002, all of the commitments relate to limited partnerships that invest in real estate activities.

NOTE H — STATUTORY INFORMATION

The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the PA Insurance Code) amounts to $1,650. The Company’s total statutory capital and surplus well exceeded these minimum requirements, totaling $97,414 at June 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial information and related notes found on pages 3 through 15, herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 15, 2002.

FINANCIAL OVERVIEW

Net income decreased to $1,005,734, or $.11 per share, in the second quarter of 2002, compared to $5,657,782, or $.60 per share, for the second quarter of 2001. Increases in policy revenue were offset by realized capital losses on investments due to impairment charges taken by the Company in addition to increases in death benefits in the second quarter. For the six months ended June 30, 2002 net income decreased to $5,391,588, or $.57 per share, compared to $9,098,425, or $.96 per share for the same period in 2001. An increase of $5,170,167 in realized losses on investments was the principal reason for the year-to-date decline in earnings.

Operating income (net income, excluding net realized capital losses and related federal income taxes) totaled $6,009,359, or $.64 per share, in the second quarter 2002 compared to $6,351,615, or $.67 per share, for the same period in 2001, a decrease of 5.4%. For the six months ended June 30, 2002 operating income decreased 3.7% to $9,059,985, or $.96 per share, from $9,406,214, or $1.00 per share during the six months ended June 30, 2001. Contributing to this decrease for the six-month period was a $2,143,909 increase in net death benefits paid on life insurance policies.

REVENUES

Analysis of Policy Revenue

Total policy revenue increased $1,657,784, or 14.0%, to $13,518,325 in the second quarter of 2002, from $11,860,541 during the same period in 2001. Contributing to this growth was an increase in direct premiums on traditional life insurance policies of 17.8% to $11,556,905 for the quarter ended June 30, 2002. Total policies in force on traditional life insurance products increased 6.2% to 178,563 at June 30, 2002, compared to 168,156 at June 30, 2001. Total policy revenue increased $2,990,133, or 13.1%, to $25,847,451 for the six months ended June 30, 2002.

In the third quarter of 2001 the Company rolled out its two newest traditional life insurance products – ERIE Target Term and ERIE Flagship Term2. The ERIE Target Term product has a minimum face amount of $100,000 and offers rate guarantees for 10 years on all plans. Under the reinsurance treaty for this new product, the reinsurer assumes 90% of all insurance up to $3,000,000 (the Company’s retention limit is $300,000) and assumes all insurance above that amount. The ERIE Flagship Term2, now Erie Family Life’s most comprehensive term insurance plan for individuals desiring substantial coverage, also offers a minimum face amount of $100,000 and replaced the ERIE Flagship Term product for new policy sales after October 1, 2001. Under the reinsurance treaty for this product, the reinsurer assumes 50% of all insurance up to $600,000 (the Company’s retention limit is $300,000) and assumes all insurance above that amount. The ERIE Flagship Term, ERIE Flagship Term2 and ERIE Target Term products, before consideration of reinsurance ceded, contributed $3,349,758 and $1,475,413 to total life premiums for the three months ended June 30, 2002 and 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Analysis of Investment-related Income

Net investment income increased $1,132,963, or 7.1%, to $16,998,189 in the second quarter of 2002 from $15,865,226 for the same period in 2001. For the six months ended June 30, 2002, net investment income increased $933,937, or 3.1%, to $31,507,917. A decline in yields from the fixed income portfolio of the Company in the first quarter of 2002, due to lower interest rates, resulted in slower growth in investment income.

Net realized losses on investments were $7,697,884 in the second quarter of 2002, compared to $1,067,436 in the second quarter of 2001, an increase of $6,630,448. These losses were primarily the result of $8,974,830 in impairment charges on fixed maturity investments. Included in the 2002 realized losses are $4,839,260 of impairment charges relating to securities of the WorldCom Group. In addition to the impairment charges, a $1,250,075 loss adjustment reflecting the actual market value of the limited partnerships sold to the Erie Insurance Exchange in December, 2001 is included in the second quarter 2002 results. For the six months ended June 30, 2002, net realized losses were $5,643,688, compared to $473,521 in 2001.

The Company recorded earnings in limited partnerships of $2,512,604 in the second quarter of 2002, compared to $1,767,075 during the same period in 2001. The year-to-date earnings in limited partnerships increased to $3,581,747 in 2002 from $802,197 in 2001. The 2002 increase in earnings is the result of a more stable income stream generated from these investments in 2002, which is characteristic of the types of limited partnerships now owned by the Company compared to those owned a year ago.

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies increased $1,971,704 in the second quarter of 2002 to $3,927,885. For the six months ended June 30, 2002, death benefits on life insurance policies increased $2,143,909, or 40.1%, to $7,428,069. Random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to the small number of claims involved. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes that its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased $785,107, or 7.5%, to $11,251,992 in the second quarter of 2002 from $10,466,885 in the second quarter of 2001. This increase is primarily the result of an increase in new annuity deposits and a decrease in annuity surrenders during the twelve month period ended June 30, 2002, when compared to the twelve month period ended June 30, 2001. In 2001, the interest rate credited on annuity deposits ranged from 5.0% to 6.25% and the rate credited on universal life deposits ranged from 6.0% to 6.75%. During the first quarter of 2002, interest rates were lowered on both annuity and universal life deposits in response to decreasing new money investment yields. For 2002, the new interest rate credited on annuity deposits ranged from 4.75% to 5.5% and the new rate credited on universal life deposits ranged from 5.5% to 6.25%.

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The increase in future life policy benefits totaled $2,140,681 in the second quarter of 2002, compared to $1,448,884 in the second quarter of 2001, an increase of 47.8%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Analysis of Other Expenses

Total operating expenses, excluding taxes, licenses and fees, increased $284,535, or 9.4%, to $3,327,285 for the second quarter 2002, compared to $3,042,750 for the same period in 2001. Certain operating expenses of the Company are paid by the Erie Indemnity Company, the management Company of the Erie Insurance Exchange, and reimbursed monthly by the Company. Additionally, a portion of the Erie Insurance Group common overhead expenses attributable to the Company are also reimbursed monthly. These expenses comprise the majority of the Company’s general expenses.

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

General expenses, net of DAC, increased 3.1%, to $2,809,247 for the quarter ended June 30, 2002. For the six months ended June 30, 2002, net general expenses increased 8.6%, to $5,503,953. Expenses relating to an increase in Company staffing levels, including salaries, benefits and office equipment, contributed to this year-to-date increase. In addition, in 2002, the Company is being allocated a portion of the expenses relating to the Erie Insurance Group’s eCommerce program launched in June 2001. These expenses totaled approximately $149,000 in 2002 and will continue to be incurred as the project develops.

Another component of total operating expenses is commissions to independent Agents. Direct commission costs include new and renewal commissions, production bonuses and promotional incentives to Agents. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. For the second quarter of 2002, net commission expense increased $199,544 to $518,038, compared to $318,494 for the second quarter of 2001. For the six months ended June 30, 2002, commission expense increased $551,094 to $1,462,527. Renewal commissions, very little of which is eligible for the DAC, are up $188,000 in 2002.

FINANCIAL CONDITION

Investments

The Company’s investment strategies are designed and portfolios are structured to match the features of the life insurance and annuity products sold by the Company. Annuities and life insurance policies are long-term products, therefore, the Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification, and superior investment returns. The Company’s investments are managed on a total return approach that focuses on current income and capital appreciation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

The Company’s invested assets are sufficiently liquid to meet commitments to our Policyholders. At June 30, 2002, the Company’s investment portfolio consisting of cash, investment grade bonds, common stock and preferred stock, totaled slightly more than $1 billion or 84.0% of total assets. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds.

The Company reviews the investment portfolio to evaluate positions that might incur other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry are considered in evaluating impairment in value. In addition to specific factors, the primary factors considered in the Company’s review of investment valuation are the length of time the market value is below cost and the amount the market value is below cost.

For common equity securities where the decline in market value is more than 20% below cost for a period exceeding six months, there is a strong indication of other-than-temporary impairment. Under these circumstances the Company considers market conditions, industry characteristics and the fundamental operating results of the issuer before deciding whether to sell the investment at a loss, to recognize an impairment charge to operations or to do neither. For common equity securities that have declined more than 20% below cost for a period exceeding twelve months, the position is presumed impaired and is either sold or recognized as impaired in the Statements of Operations. There were no impairments recognized in the second quarters of 2002 or 2001 related to equity security investments.

For fixed maturity investments, the Company individually analyzes all positions whose market value have declined more than 20% below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred market price decline of over 20% for a period greater than six months where the creditworthiness of the issuer or other factors indicate a decline that is other-than-temporary are either sold or recognized as impaired and reflected as a charge to the Company’s operations. As previously discussed in the “Analysis of Investment — related Income” section, the total impairments of $8,974,830 recognized in the second quarter of 2002 related to fixed maturity investments.

If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Statements of Financial Position and Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

The Company’s investments are subject to certain risks, including interest rate and price risk. The Company monitors exposure to interest rate risk through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio are monitored regularly. The Company’s portfolio of marketable equity securities, which is carried on the Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. The Company’s objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. Portfolio holdings are diversified across industries and concentrations in any one company or industry are limited by parameters established by Company management and the Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Reserve Liabilities

The Company’s primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of Policyholder deposits (less applicable policy charges) plus interest earned on those deposits. These life insurance and annuity reserves are supported primarily by the Company’s long-term, fixed-income investments, as the underlying policy reserves are generally also of a long-term nature.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company’s major sources of cash are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the six months ended June 30, 2002 was $13,633,062 compared to $7,803,741 for the six months ended June 30, 2001. The Company’s liquidity position remains strong as invested assets and cash and cash equivalents increased by more than $69 million during the six months of 2002 to $1.05 billion.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable “interest-bearing obligations” of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $34,825,450 in the second quarter of 2002 and $19,290,029 in the second quarter of 2001. The increased volatility in the equity markets has continued to help increase annuity sales as well as stem the flow of annuity surrenders. Surrenders on annuities decreased 9.4% for the quarter ended June 30, 2002, compared to the same period last year.

The Company’s current commitments for expenditures as of June 30, 2002 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to Shareholders. In addition, the Company has outstanding commitments to invest up to $5.4 million in its real estate limited partnerships at June 30, 2002. All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. At June 30, 2002 and 2001, there were no borrowings on this line of credit.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Interest Rate Environment

The Company’s deposit-type products compete with a wide variety of investment options. Among other factors affecting the investment decisions of Policyholders and potential Policyholders are general investment market conditions, particularly the market interest rate environment. Changes in interest rates affect pricing and the relative attractiveness of interest-sensitive investment options, which bears directly on the ability of the Company to attract new Policyholders and retain existing holders of annuity, universal life and certain permanent life insurance products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Terrorist Actions

The Company is exposed to direct losses arising from possible future terrorist actions. Additionally, current and future proposed federal measures might affect the way the life insurance industry handles losses from potential future terrorist actions. These measures may include the establishment of a federal reinsurance program for losses from terrorist actions and possible changes to the tax laws governing the taxation of insurance companies. The Company may have possible exclusions that would arise from future potential terrorist actions.

The Company’s substantial portfolio of equity and fixed income investments could also be affected by potential future terrorist actions which may affect the level of economic activity as well as investor confidence in the U.S securities markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2001 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the six months ended June 30, 2002. The information contained in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. Many factors could cause future results to differ materially from those discussed. Examples of such factors include but are not limited to: better (or worse) mortality rates, terrorist actions, changes in insurance regulations or legislation that disadvantage the Company in the marketplace and recession, economic conditions or stock market changes affecting pricing or demand for insurance products or ability to generate investment income and returns. Growth and profitability have been, and will be, potentially materially affected by these and other factors.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three-month period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Family Life Insurance Company

(Registrant)

Date: July 23, 2002	/s/ Jeffrey A. Ludrof

(Jeffrey A. Ludrof, President & CEO)

/s/ Philip A. Garcia

(Philip A. Garcia, Executive Vice President & CFO)