Form 10-Q
period 2002-09-30
ERIE FAMILY LIFE INSURANCE CO
filed 2002-11-06
CIK 33416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Not applicable Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on October 15, 2002.

INDEX

ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Position — September 30, 2002 and December 31, 2001

Statements of Operations — Three and nine months ended September 30, 2002 and 2001

Statements of Comprehensive Income — Three and nine months ended September 30, 2002 and 2001

Statements of Cash Flows — Nine months ended September 30, 2002 and 2001

Notes to Financial Statements — September 30, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

OFFICER CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30,	December 31,
ASSETS	2002	2001

	(Unaudited)
Invested Assets:

Fixed Maturities at fair value (amortized cost of $881,621 and $718,500, respectively)	$924,777	$730,270

Equity Securities at fair value (cost of $88,251 and $86,758, respectively)	93,292	103,675

Limited Partnerships (cost of $15,944 and $18,691, respectively)	15,674	18,249

Real Estate	1,231	1,293

Policy Loans	9,351	8,879

Real Estate Mortgage Loans	7,222	7,357

Total Invested Assets	$1,051,547	$869,723

Cash and Cash Equivalents	61,797	110,503

Premiums Receivable from Policyholders	5,567	5,089

Reinsurance Recoverable	2,279	1,775

Other Receivables	1,672	374

Accrued Investment Income	16,640	11,520

Deferred Policy Acquisition Costs	102,296	92,015

Reserve Credit for Reinsurance Ceded	13,899	12,120

Prepaid Federal Income Taxes	2,993	8,508

Other Assets	8,242	8,856

Total Assets	$1,266,932	$1,120,483

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

	(Unaudited)
Liabilities:

Policy Liabilities and Accruals:

Future Policy Benefits	$94,486	$85,673

Policy and Contract Claims	4,329	1,950

Annuity Deposits	735,751	636,850

Universal Life Deposits	132,541	121,560

Supplementary Contracts Not Including Life Contingencies	623	605

Other Policyholder Funds	15,537	7,974

Deferred Income Taxes	36,733	31,807

Reinsurance Premium Due	267	1,741

Accounts Payable and Accrued Expenses	9,478	7,412

Note Payable to Erie Indemnity Company	15,000	15,000

Due to Affiliates	1,722	2,309

Dividends Payable	3,969	1,843

Total Liabilities	$1,050,436	$914,724

Shareholders’ Equity:

Common Stock, $.40 Par Value Per Share; Authorized 15,000,000 Shares; 9,450,000 Shares Issued and Outstanding	$3,780	$3,780

Additional Paid-In Capital	630	630

Accumulated Other Comprehensive Income	31,152	18,359

Retained Earnings	180,934	182,990

Total Shareholders’ Equity	$216,496	$205,759

Total Liabilities and Shareholders’ Equity	$1,266,932	$1,120,483

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001
Revenues:

Policy Revenue:

Life Premiums	$11,532	$10,573	$35,879	$32,101

Group and Other Premiums	779	722	2,279	2,051

Total Policy Revenue	$12,311	$11,295	$38,158	$34,152

Investment Income	16,517	14,744	48,025	45,318

Equity in Earnings of Limited Partnerships	151	614	3,733	1,416

Net Realized Losses on Investments	(5,235)	(2,034)	(10,878)	(2,507)

Other Income	139	317	560	687

Total Revenues	$23,883	$24,936	$79,598	$79,066

Benefits and Expenses:

Death Benefits	$3,758	$4,022	$11,186	$9,306

Interest on Annuity Deposits	10,050	9,172	29,007	26,319

Interest on Universal Life Deposits	1,823	1,695	5,422	5,028

Surrender and Other Benefits	304	268	871	733

Increase in Future Life Policy Benefits	2,328	1,245	7,034	4,382

Amortization of Deferred Policy Acquisition Costs	1,233	1,610	5,254	5,448

Commissions	1,008	707	2,470	1,618

General Expenses	2,007	1,854	7,511	6,921

Taxes, Licenses and Fees	622	502	1,849	1,547

Total Benefits and Expenses	$23,133	$21,075	$70,604	$61,302

Income Before Income Taxes	$750	$3,861	$8,994	$17,764

Provision for Federal Income Tax (Benefit):

Current	292	3,107	5,075	7,640

Deferred	(32)	(1,765)	(1,963)	(1,493)

Total Provision for Federal Income Tax	260	1,342	3,112	6,147

Net Income	$490	$2,519	$5,882	$11,617

Net Income Per Share	$0.05	$0.27	$0.62	$1.23

Dividends Declared Per Share	$0.21	$0.195	$0.84	$0.78

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net Income	$490	$2,519	$5,882	$11,617

Unrealized Gains on Securities:

Unrealized Holding Gains Arising During Period	19,677	3,103	8,804	13,911

Plus: Losses Included in Net Income	5,235	2,034	10,878	2,507

Net Unrealized Holding Gains Arising During Period	$24,912	$5,137	$19,682	$16,418

Income Tax Expense Related to Unrealized Gains	8,719	1,802	6,889	5,750

Unrealized Appreciation of Investments, Net of Tax	$16,193	$3,335	$12,793	$10,668

Comprehensive Income	$16,683	$5,854	$18,675	$22,285

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	(Dollars in thousands)
	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Cash flows from operating activities:

Net income	$5,882	$11,617

Adjustments to reconcile net income to net cash provided by operating activities:

Net amortization of bond and mortgage (discount) premium	(19)	175

Amortization of deferred policy acquisition costs	5,254	5,448

Real estate depreciation	62	62

Software amortization	187	187

Deferred federal income tax benefit	(1,963)	(1,493)

Realized losses on investments	10,878	2,507

Equity in earnings of limited partnerships	(3,733)	(1,416)

Increase in premiums receivable	(478)	(156)

Increase in other receivables	(1,298)	(54)

Increase in accrued investment income	(5,120)	(3,009)

Increase in policy acquisition costs deferred	(15,535)	(10,062)

Decrease in other assets	427	86

Increase in reinsurance recoverables and reserve credits	(2,284)	(1,810)

Decrease in prepaid federal income taxes	5,516	2,955

Increase in future policy benefits and claims	11,192	6,775

Increase in other Policyholder funds	7,564	1,541

Decrease in reinsurance premium due	(1,474)	(268)

Increase in accounts payable and due to affiliates	1,478	4,723

Net cash provided by operating activities	$16,536	$17,808

Cash flows from investing activities:

Purchase of investments:

Fixed maturities	($368,994)	($203,681)

Equity securities	(23,781)	(15,952)

Limited partnerships	(5,599)	(5,118)

Sales/maturities of investments:

Sales of fixed maturities	104,038	142,135

Calls/maturities of fixed maturities	90,746	48,624

Equity securities	23,767	21,180

Limited partnerships	10,829	3,507

Principal payments received on mortgage loans	135	883

Loans made to Policyholders	(1,489)	(1,579)

Payments received on policy loans	1,016	812

Net cash used in investing activities	($169,332)	($9,189)

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	(Dollars in thousands)
	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Cash flows from financing activities:

Annuity and supplementary contract deposits and interest	$133,726	$71,321

Annuity and supplementary contract surrenders and withdrawals	(34,807)	(40,205)

Universal life deposits and interest	14,451	14,114

Universal life surrenders	(3,468)	(3,499)

Dividends paid to Shareholders	(5,812)	(5,387)

Net cash provided by financing activities	$104,090	$36,344

Net (decrease) increase in cash and cash equivalents	(48,706)	44,963

Cash and cash equivalents at beginning of year	110,503	17,955

Cash and cash equivalents at end of quarter	$61,797	$62,918

Supplemental disclosures of cash flow information:

Cash paid (refunded) during the year for:

Interest	$640	$640

Income taxes	(441)	4,685

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
All dollar amounts are in thousands

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

NOTE B — RECLASSIFICATION

Certain amounts, as previously reported in the 2001 financial statements, have been reclassified to conform to the current year’s financial statement presentation.

NOTE C — INVESTMENTS

Marketable equity securities consist primarily of common and non-redeemable preferred stock while fixed maturities consist of bonds, notes and redeemable preferred stock. Management considers all fixed maturities and marketable equity securities available-for-sale. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of Shareholders’ equity.

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2002

Fixed Maturities:

Bonds:

U.S. Treasuries and Government Agencies	$53,440	$3,389	$0	$56,829

Public Utilities	94,554	4,686	1,092	98,148

U.S. Banks, Trusts and Insurance Companies	178,047	14,279	597	191,729

U.S. Industrial and Miscellaneous	468,304	33,100	12,394	489,010

Foreign	78,445	4,239	2,726	79,958

Total Bonds	$872,790	$59,693	$16,809	$915,674

Total Redeemable Preferred Stock	$8,831	$272	$0	$9,103

Total Fixed Maturities	$881,621	$59,965	$16,809	$924,777

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE C — INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Equity Securities:

Common Stock:

U.S. Banks, Trusts and Insurance Companies	$1,042	$28	$313	$757

U.S. Industrial and Miscellaneous	23,588	6,286	2,915	26,959

Public Utilities	417	0	208	209

Foreign	1,257	233	559	931

Non-redeemable Preferred Stock:

U.S. Banks, Trusts and Insurance Companies	7,411	169	0	7,580

U.S. Industrial and Miscellaneous	11,872	865	59	12,678

Foreign	42,664	2,154	640	44,178

Total Equity Securities	$88,251	$9,735	$4,694	$93,292

Total Available-for-Sale Securities	$969,872	$69,700	$21,503	$1,018,069

December 31, 2001

Fixed Maturities:

Bonds:

U.S. Treasuries and Government Agencies	$26,239	$423	$139	$26,523

Special Revenue	8,028	352	0	8,380

Public Utilities	71,906	1,803	925	72,784

U.S. Banks, Trusts and Insurance Companies	136,259	3,425	583	139,101

U.S. Industrial and Miscellaneous	419,325	9,354	3,500	425,179

Foreign	56,743	1,794	234	58,303

Total Fixed Maturities	$718,500	$17,151	$5,381	$730,270

Equity Securities:

Common Stock:

U.S. Banks, Trusts and Insurance Companies	$5,332	$809	$17	$6,124

U.S. Industrial and Miscellaneous	30,605	15,996	413	46,188

Public Utilities	417	0	57	360

Non-redeemable Preferred Stock:

U.S. Industrial and Miscellaneous	8,603	712	0	9,315

Foreign	41,801	1,306	1,419	41,688

Total Equity Securities	$86,758	$18,823	$1,906	$103,675

Total Available-for-Sale Securities	$805,258	$35,974	$7,287	$833,945

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE C — INVESTMENTS (Continued)

Realized gains and losses on the sales of investments are recognized in income on the specific identification method. Investments that have declined in value below cost and for which the decline is considered to be other-than-temporary by management are written down to estimated realizable value. The impairments are made on an individual security basis and are recorded as a component of net realized gains (losses) on investments in the Statements of Operations.

The components of net realized losses on investments as reported on the Statements of Operations are included below. The securities written down during 2002 were in the telecommunication and energy industry segments. The securities written down during 2001 were in the technology and transportation industry segments.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Fixed maturities:

Gross realized gains	$2,755	$2,534	$6,427	$4,334

Gross realized losses	(61)	(1,140)	(471)	(2,180)

Impairment charge	(8,089)	(193)	(17,063)	(1,744)

Net realized (losses) gains	($5,395)	$1,201	($11,107)	$410

Equity securities:

Gross realized gains	$535	$970	$3,866	$1,609

Gross realized losses	(190)	(215)	(2,202)	(536)

Impairment charge	(185)	(3,990)	(185)	(3,990)

Net realized (losses) gains	$160	($3,235)	$1,479	($2,917)

Limited partnerships:

Gross realized gains	$0	$0	$453	$0

Gross realized losses	0	0	(1,703)	0

Net realized losses	$0	$0	($1,250)	$0

Net realized losses on investments	($5,235)	($2,034)	($10,878)	($2,507)

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time through a lending agent. A fee is paid to the Company by the borrower. Collateral, comprised of cash and government securities, that exceeds the market value of the loaned securities, is maintained by the lending agent in the event a borrower becomes insolvent or fails to return securities. The Company had loaned securities with a market value of $47.8 million and $34.2 million and secured collateral of $49.2 million and $35.3 million at September 30, 2002 and 2001, respectively. The Company maintains the loaned securities on its Statements of Financial Position as part of its invested assets.

Limited partnerships at September 30, 2002 include U.S. and foreign real estate and fixed income investments. These partnerships are recorded using the equity method, which approximates the Company’s share of the carrying value of the partnership. The Company has not guaranteed any of the partnership liabilities.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE C — INVESTMENTS (Continued)

The components of equity in earnings of limited partnerships as reported on the Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Fixed Income	$38	$225	$207	$270

Real Estate	113	569	3,526	1,128

Private Equity	0	(180)	0	18

	$151	$614	$3,733	$1,416

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

Annuity deposits: Included in this category are annuity deposit contracts. The Company retains the right to change interest rates subject to a one year guaranteed interest rate and a minimum interest rate provided in the policy. As a result, the carrying value of these contracts approximates their fair value. These annuity deposits totaled $579,649 at September 30, 2002 (See “Products with Interest Rate Guarantees” included in Factors That May Affect Future Results section).

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE D — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Annuity deposits include structured settlement contracts that the Policyholder cannot surrender at any time and for which the interest rate is fixed for the duration of the contract. Fair values of these contracts were estimated using discounted projected cash flows based upon interest rates currently being offered for similar contracts with the same remaining maturities. At September 30, 2002, the carrying value of structured settlements totaled $156,102 while the estimated fair value of these contracts totaled $196,739.

Universal life deposits: The Company retains the right to change interest rates on its universal life deposits subject to a minimum interest rate provided in the policy. As a result, the carrying value of these contracts approximates their fair value. Fixed income securities, with similar maturities and sufficient rates of return to produce the target profit margins, have been purchased to match these liabilities.

NOTE E — SEGMENT INFORMATION

The Company’s Traditional Life insurance segment includes permanent life, endowment life, term life and whole life policies. The Universal Life segment includes all fixed universal life products sold by the Company. Variable universal life products are not sold by the Company. The Fixed Annuities segment includes fixed ordinary deferred annuities, tax advantaged deferred annuities, annuities in pay-out and structured settlements. Neither variable nor equity indexed annuity products are sold by the Company. The Group Life and Other segment presented in the table below includes group life insurance and disability income products. The Corporate Account segment includes investment income earned from surplus not specifically allocable to any one product type. Investment related income is allocated based on the assumption that the fixed maturities and preferred stock portfolios support the insurance product segments and the common stock and limited partnership investments support the corporate account. The loss recorded in the Fixed Annuities segment for the three and nine months ended September 30, 2002 is a direct result of the impairment charges recognized on fixed maturity investments during 2002.

				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
September 30, 2002	Life	Life	Annuities	Other	Account	Total

Total policy revenue, net of reinsurance	$8,483	$3,044	$0	$784	$0	$12,311

Total investment-related and other income	1,142	1,460	8,295	30	645	11,572

Total revenues	$9,625	$4,504	$8,295	$814	$645	$23,883

Less: Total benefits and expenses	6,987	3,937	11,764	445	0	23,133

Income (loss) before taxes	$2,638	$567	($3,469)	$369	$645	$750

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE E — SEGMENT INFORMATION (Continued)

				Group
Nine Months Ended	Traditional	Universal	Fixed	Life &	Corporate
September 30, 2002	Life	Life	Annuities	Other	Account	Total

Total policy revenue, net of reinsurance	$26,755	$9,123	$2	$2,278	$0	$38,158

Total investment-related and other income	3,739	4,856	26,093	104	6,648	41,440

Total revenues	$30,494	$13,979	$26,095	$2,382	$6,648	$79,598

Less: Total benefits and expenses	24,594	11,779	32,411	1,820	0	70,604

Income (loss) before taxes	$5,900	$2,200	($6,316)	$562	$6,648	$8,994

Three Months Ended September 30, 2001
Total policy revenue, net of reinsurance	$7,779	$2,795	$0	$721	$0	$11,295

Total investment-related and other income	1,842	2,353	12,106	46	(2,706)	13,641

Total revenues	$9,621	$5,148	$12,106	$767	($2,706)	$24,936

Less: Total benefits and expenses	6,468	3,444	10,248	915	0	21,075

Income (loss) before taxes	$3,153	$1,704	$1,858	($148)	($2,706)	$3,861

Nine Months Ended September 30, 2001
Total policy revenue, net of reinsurance	$23,971	$8,130	$2	$2,049	$0	$34,152

Total investment-related and other income	5,051	6,232	33,341	124	166	44,914

Total revenues	$29,022	$14,362	$33,343	$2,173	$166	$79,066

Less: Total benefits and expenses	20,247	10,926	28,390	1,739	0	61,302

Income before taxes	$8,775	$3,436	$4,953	$434	$166	$17,764

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE F — REINSURANCE

The Company has entered into various reinsurance treaties for the purpose of ceding the excess of life insurance over Company established retention limits. Reinsurance contracts do not relieve the Company from its primary obligations to Policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The Company considers all of its reinsurance assets to be collectible, therefore, no allowance has been established for uncollectible amounts.

Generally, the Company’s retention limit is $300 per life for individual coverage. For its disability income product, the Company also has a 50% coinsurance agreement with its reinsurer. In 2001, the Company introduced two new products, ERIE Flagship Term2 and ERIE Target Term. These products are reinsured 50% and 90%, respectively, with unaffiliated reinsurers, subject to the Company’s $300 retention limit.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE F — REINSURANCE (Continued)

The effect of ceded reinsurance in the Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001
	Gross	Gross	Gross	Gross

Revenues:

Policy revenue	$15,568	$13,248	$45,840	$39,564

Policy revenue ceded	3,257	1,953	7,682	5,412

Net policy revenue	12,311	11,295	38,158	34,152

Investment income	16,517	14,744	48,025	45,318

Equity in earnings of limited partnerships	151	614	3,733	1,416

Net realized losses on investments	(5,235)	(2,034)	(10,878)	(2,507)

Other income	139	317	560	687

Total revenues	$23,883	$24,936	$79,598	$79,066

Benefits and expenses:

Death benefits	$5,988	$4,791	$14,085	$10,841

Reinsurance recoveries	2,230	769	2,899	1,535

Net death benefits	3,758	4,022	11,186	9,306

Interest on deposits and other Policyholder benefits	12,177	11,135	35,300	32,080

Increases in future life policy benefits	3,350	1,771	8,813	5,932

Reinsurance reserve credits	1,022	526	1,779	1,550

Net increases in future life policy benefits	2,328	1,245	7,034	4,382

Amortization of deferred policy acquisition costs	1,233	1,610	5,254	5,448

Commissions	3,007	1,693	6,951	4,281

Reinsurance commission allowances	1,999	986	4,481	2,663

Net commissions	1,008	707	2,470	1,618

General expenses, taxes, licenses and fees	2,629	2,356	9,360	8,468

Total expenses	$23,133	$21,075	$70,604	$61,302

Income before income taxes	$750	$3,861	$8,994	$17,764

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE G — COMMITMENTS

The Company has outstanding commitments to invest up to $5.4 million in real estate limited partnerships at September 30, 2002. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.

NOTE H — STATUTORY INFORMATION

The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the PA Insurance Code) amounts to $1,650. The Company’s total statutory capital and surplus well exceeded these minimum requirements, totaling $83,102 at September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial information and related notes found on pages 3 through 17, herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 15, 2002.

FINANCIAL OVERVIEW

Net income decreased to $490,329, or $.05 per share, in the third quarter of 2002, compared to $2,519,073, or $.27 per share, for the third quarter of 2001. Steady premium growth and an increase in net investment income were offset by realized capital losses on investments due to impairment charges taken by the Company in the third quarter of 2002. For the nine months ended September 30, 2002 net income decreased to $5,881,917, or $.62 per share, compared to $11,617,498, or $1.23 per share for the same period in 2001. An increase of $8,371,263 in realized losses on investments, resulting from impairment charges taken by the Company, was the principal reason for the year-to-date decline in earnings.

Operating income (net income, excluding net realized capital losses and related federal income taxes) increased slightly to $3,892,870, or $.41 per share, in the third quarter 2002 compared to $3,840,901, or $.41 per share, for the same period in 2001. For the nine months ended September 30, 2002 operating income decreased to $12,952,856, or $1.37 per share, from $13,247,115, or $1.40 per share during the same period in 2001. Contributing to this decrease for the nine-month period was a $1,879,994 increase in net death benefits paid on life insurance policies and a $2,688,524 increase in interest paid on annuity deposits.

REVENUES

Analysis of Policy Revenue

Total policy revenue increased $1,016,198, or 9.0%, to $12,310,701 in the third quarter of 2002, from $11,294,503 during the same period in 2001. Contributing to this growth was an increase in net premiums on traditional life insurance policies of 10.0% to $8,760,628 for the quarter ended September 30, 2002. Total policies in force on traditional life insurance products increased 7.8% to 182,974 at September 30, 2002, compared to 169,674 at September 30, 2001. Total policy revenue increased $4,006,330, or 11.7%, to $38,158,152 for the nine months ended September 30, 2002.

In the third quarter of 2001 the Company rolled out its two newest traditional life insurance products – ERIE Target Term and ERIE Flagship Term2. The ERIE Target Term product has a minimum face amount of $100,000 and offers rate guarantees for 10 years on all plans. Under the reinsurance treaty for this new product, the reinsurer assumes 90% of all insurance up to $3,000,000 (the Company’s retention limit is $300,000) and assumes all insurance above that amount. The ERIE Flagship Term2, now Erie Family Life’s most comprehensive term insurance plan for individuals desiring substantial coverage, also offers a minimum face amount of $100,000 and replaced the ERIE Flagship Term product for new policy sales after October 1, 2001. Under the reinsurance treaty for this product, the reinsurer assumes 50% of all insurance up to $600,000 (the Company’s retention limit is $300,000) and assumes all insurance above that amount. The ERIE Flagship Term, ERIE Flagship Term2 and ERIE Target Term products, before consideration of reinsurance ceded, contributed $3,728,068 and $1,596,169 to total life premiums for the three months ended September 30, 2002 and 2001, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Investment-related Income

Net investment income increased $1,772,838, or 12.0%, to $16,516,894 in the third quarter of 2002 from $14,744,056 for the same period in 2001. For the nine months ended September 30, 2002, net investment income increased $2,706,776, or 6.0%, to $48,024,812 from $45,318,036 for the same period in 2001. The increase in net investment income for the third quarter of 2002 and the nine-month period ended September 30, 2002 compared to similar periods in 2001 is related to larger invested balances in 2002, compared to 2001 partially offset by lower yields in 2002 due to lower interest rates.

Net realized losses on investments were $5,234,679 in the third quarter of 2002, compared to $2,033,582 in the third quarter of 2001, an increase of $3,201,097. Net realized losses for the third quarters of 2002 and 2001 included $8,273,272 and $4,183,465 of impairment charges, respectively. The third quarter 2002 impairment charges were from investments primarily in the energy sector.

Net realized losses for the nine month-period ended September 30, 2002 and 2001 were $10,878,367 and $2,507,104, respectively. Net realized losses for the nine-month period ended September 30, 2002 and 2001 included impairment charges of $17,248,102 and $5,733,465, respectively. The impairment charges in the nine-month period ended September 30, 2002 were in the telecommunications and energy sectors.

The Company recorded earnings in limited partnerships of $151,224 in the third quarter of 2002, compared to $613,970 during the same period in 2001. The year-to-date earnings in limited partnerships increased to $3,732,971 in 2002 from $1,416,167 in 2001. The 2001 year-to-date increase in partnership earnings relates to higher income recognized from real estate partnerships.

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies decreased slightly in the third quarter of 2002 to $3,757,811 from $4,021,727 for the same period in 2001. For the nine months ended September 30, 2002, net death benefits on life insurance policies increased $1,879,994, or 20.2%, to $11,185,880. Random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to the small number of claims involved. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes that its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased $1,004,808, or 9.2%, to $11,872,700 in the third quarter of 2002 from $10,867,892 in the third quarter of 2001. For the nine months ended September 30, 2002, interest expense on deposits increased $3,082,157, or 9.8%, to $34,428,612. This increase is primarily the result of an increase in new annuity deposits and a decrease in annuity surrenders during the twelve-month period ended September 30, 2002, when compared to the twelve-month period ended September 30, 2001. The interest rates credited on annuity and universal life deposits in 2002 and 2001 were at the following rates:

	Annuity	Universal Life
	Deposits	Deposits

January 1, 2001 – February 19, 2002	5.00% - 6.25%	6.00% - 6.75%

February 20, 2002 – September 30, 2002	4.75% - 5.50%	5.50% - 6.25%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In response to decreasing new money investment yields, the Board of Directors has approved, effective October 8, 2002, a decrease in the current credited interest rates. The new credited interest rates for the fourth quarter 2002 are:

Annuity	Universal Life
Deposits	Deposits

4.50% - 5.00%	5.25% - 6.00%

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. Future life policy benefits totaled $2,327,751 in the third quarter of 2002, compared to $1,245,242 in the third quarter of 2001. For the nine months ended September 30, 2002, the increase in future life policy benefits totaled $7,033,534, compared to $4,382,375 in 2001. With the success of the newest traditional life insurance products, ERIE Target Term and ERIE Flagship Term2, the Company’s life insurance in force at September 30, 2002 has grown to $21.1 billion, compared to $17.4 billion at September 30, 2001, thus increasing the required reserves.

Amortization of deferred policy acquisition costs decreased 23.4% to $1,232,702 in the third quarter of 2002. For the nine months ended September 30, 2002, the amortization of deferred policy acquisition costs decreased 3.6% to $5,254,064. For the twelve months ended December 31, 2001, amortization totaled $5,818,062.

Analysis of Other Expenses

Commissions and general expenses increased $453,048, or 17.7%, to $3,014,434 for the third quarter 2002, compared to $2,561,386 for the same period in 2001, due primarily to an increase in commissions. Certain expenses of the Company are paid by the Erie Indemnity Company, and reimbursed monthly by the Company. Additionally, a portion of the Erie Insurance Group common overhead expenses attributable to the Company are also reimbursed monthly. These expenses comprise the majority of the Company’s general expenses.

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

General expenses, net of DAC, increased 8.2% to $2,006,889 for the quarter ended September 30, 2002. For the nine months ended September 30, 2002, net general expenses increased 8.5%, to $7,510,842. Expenses impacted by increases in Company staffing levels, including salaries, benefits and office equipment, contributed to this year-to-date increase. In addition, in 2002, the Company is being allocated a portion of the expenses relating to the Erie Insurance Group’s eCommerce program launched in June 2001. These expenses totaled approximately $177,000 in 2002 and will continue to be incurred as the project develops.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Commissions to independent Agents include direct commission costs on new and renewal commissions, production bonuses and promotional incentives to Agents. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, have been deferred and are capitalized as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. For the third quarter of 2002, net commission expense increased $300,652 to $1,007,545, compared to $706,893 for the third quarter of 2001. For the nine months ended September 30, 2002, net commission expense increased $851,747 to $2,470,073. This increase can be attributed to the growth in annuity sales. Annuity production bonuses, not all of which have been capitalized as commissions in the DAC, have increased $632,504 to $904,151 in 2002 from $271,647 for the nine months ended September 30, 2001.

Promotional incentive expenses for the quarter and nine months ended September 30, 2002 were $300,000 and $900,000, respectively and related entirely to a 2002 sales incentive contest for the Company’s independent Agents.

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

The Company’s invested assets are sufficiently liquid to meet commitments to our Policyholders. At September 30, 2002, the Company’s investment portfolio consisting of cash, investment grade bonds, common stock and preferred stock, totaled more than $1.0 billion or 83% of total assets. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds.

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

For common equity securities where the decline in market value is more than 20% below cost for a period exceeding six months, there is a strong indication of other-than-temporary impairment. Under these circumstances the Company considers market conditions, industry characteristics and the fundamental operating results of the issuer before deciding whether to sell the investment at a loss, to recognize an impairment charge to operations or to do neither. For common equity securities that have declined more than 20% below cost for a period exceeding twelve months, the position is presumed impaired and is either sold or recognized as impaired in the Statements of Operations. There were $184,763 of impairments recognized in the third quarter of 2002 related to equity security investments.

For fixed maturity investments, the Company individually analyzes all positions whose market values have declined more than 20% below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred market price decline of over 20% for a period greater than six months where the creditworthiness of the issuer or other factors indicate a decline that is other-than-temporary are either sold or recognized as impaired and reflected as a charge to the Company’s operations. Of the $8,273,272 third quarter 2002 impairments previously discussed in the “Analysis of Investment – related income” section, $8,088,509 are related to impairments of fixed maturity investments.

If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Statements of Financial Position and Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

The Company’s investments are subject to certain risks, including interest rate price risk and credit risk. The Company monitors exposure to interest rate risk through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio are monitored regularly. The Company’s portfolio of marketable equity securities, which is carried on the Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. The Company’s objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. Portfolio holdings are diversified across industries and concentrations in any one company or industry are limited by parameters established by Company management and the Board of Directors.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company’s major sources of cash are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the nine months ended September 30, 2002 was $16,535,988 compared to $17,807,509 for the nine months ended September 30, 2001. The Company’s liquidity position remains strong as invested assets and cash and cash equivalents increased by more than $133 million during the nine months of 2002 to $1.11 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Annuity and universal life deposits, which do not appear as revenue on the financial statements, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable “interest-bearing obligations” of other types of financial institutions. This method of accounting records deposits as a liability rather than as a revenue. Annuity and universal life deposits were $45,177,923 in the third quarter of 2002 and $18,019,868 in the third quarter of 2001. The increased volatility in the equity markets has continued to help increase annuity sales as well as stem the flow of annuity surrenders. Surrenders on annuities decreased 8.2% for the quarter ended September 30, 2002, compared to the same period last year.

The Company’s current commitments for expenditures as of September 30, 2002 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to Shareholders. In addition, the Company has outstanding commitments to invest up to $5.4 million in its real estate limited partnerships at September 30, 2002. All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. At September 30, 2002 and 2001, there were no borrowings on this line of credit.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Products with Interest Rate Guarantees

Several of the Company’s annuity and universal life products offer guaranteed interest rates to Policyholders. In response to the current interest rate environment, the Company has recently reduced the credited interest rates to historically low levels. Certain products are now within 25 basis points of the minimum interest rates guaranteed under these policies. If the interest rates on fixed income securities continue to drop, the interest rates available in the marketplace may be insufficient to produce our current target profit margins or in extreme situations, could produce negative profit margins on annuity and universal life deposits. This would affect new policy issuance and new money received on existing contracts as follows:

New policy sales could be suspended on policies with guaranteed interest rates above current market rates until new policy forms with lower guaranteed rates could be filed and approved by the various states in which the Company operates. The Company is developing new universal life and deferred annuity products with lower interest rate guarantees.

We have some limited ability in the Company’s current universal life and annuity policy contracts to restrict new deposits on existing contracts. New deposits are limited under the terms of the Company’s universal life and annuity contracts as follows:

•	Universal life products provide for planned premium amounts. Additional unplanned premium payments may be made at any time during the insured’s life and before the end of the payment period. The amounts of such payments must be acceptable to the Company and be within IRS guidelines.

•	Flexible premium deferred annuity contracts allow the Company to limit deposits to a maximum of $25,000 per year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Additional reserves on universal life and annuity policies would be required for new deposits or account balances where the guaranteed interest rate on the policy exceeded the rate the Company could earn on its investments. The current coupon yield on fixed maturities matched against our universal life and annuity products at September 30, 2002 is 7.09%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2001 Annual Report on Form 10-K. The risks associated with interest rate guarantees on our universal life and annuity products are discussed in Factors That May Affect Future Results on page 23. The information contained in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

The Company also has exposure to credit risk through its portfolios of fixed maturity securities, mortgage loans and to a lesser extent short-term investments. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. The Company’s objective is to earn competitive returns by investing in a diversified portfolio of securities. The Company manages this risk by performing up front underwriting analysis and regular reviews by its investment staff. The fixed maturity investments are also maintained between minimum and maximum percentages of invested assets.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, profitability and business relationships and the Company’s other business activities during 2002 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number	Description of Exhibit

3(ii)	Amended and Restated By-laws of Registrant dated September 9, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

Reports on Form 8-K

On July 24, 2002, the Company filed a report on Form 8-K, reporting under Item 7 that the Company’s Board of Directors held a special meeting on July 23, 2002. At the meeting, the Board voted to increase the number of directors from 12 to 13; elected Jeffrey A. Ludrof, the Company’s President and Chief Executive Officer, to the Board; and accepted the resignation of Stephen A. Milne, the retired President and Chief Executive Officer of the Company.

On September 13, 2002, the Company filed a report on Form 8-K, reporting under Item 4 that the Company’s Audit Committee selected Ernst & Young, LLP to be the Company’s independent auditors for the fiscal year ending December 31, 2003. Malin, Bergquist & Company, LLP, the Company’s current independent auditors will continue on as the Company’s independent auditors for the fiscal year ending December 31, 2002. As mentioned in the Form 8-K, there were no disagreements with Malin, Bergquist & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the Company’s two most recent fiscal years and throughout the date of the Form 8-K filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Family Life Insurance Company (Registrant)

Date: November 6, 2002	/s/ Jeffrey A. Ludrof (Jeffrey A. Ludrof, President & CEO)

/s/ Philip A. Garcia (Philip A. Garcia, Executive Vice President & CFO)

CERTIFICATIONS

I, Jeffrey A. Ludrof, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Erie Family Life Insurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Jeffrey A. Ludrof Jeffrey A. Ludrof, President & CEO

CERTIFICATIONS

I, Philip A. Garcia, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Erie Family Life Insurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Philip A. Garcia Philip A. Garcia, Executive Vice President & CFO