Form 10-K
period 2002-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 2003-03-27
CIK 33416

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[NO FEE REQUIRED]

For the transition period from ________ to

Commission File Number 2-39458

ERIE FAMILY LIFE INSURANCE COMPANY

(Exact name of Company as specified in its charter)

Pennsylvania	25-1186315

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania	16530

(Address of principal executive offices)	(Zip code)

Company’s telephone number, including area code (814) 870-2000

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

          Yes ☒      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

           Yes ___     No  ☒

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Annual Report to shareholders for the fiscal year ended December 31, 2002 (the “Annual Report”) are incorporated by reference into Parts II and III of this Form 10-K Report.

PART I

ITEM 1.  BUSINESS

Erie Family Life Insurance Company (hereinafter referred to as the “Company” or “Erie Family Life”) is incorporated in the Commonwealth of Pennsylvania and is primarily engaged in the business of underwriting and selling nonparticipating individual and group life insurance policies, including universal life, annuity and disability income products.

The Company is owned 21.6% by the Erie Indemnity Company (EIC), 53.5% by the Erie Insurance Exchange (Exchange) and the remaining 24.9% by public shareholders, who are predominantly directors, agents and employees of EIC. EIC is a Pennsylvania business corporation formed in 1925 to be the attorney-in-fact for the Exchange, a Pennsylvania-domiciled reciprocal insurance exchange. EIC, as attorney-in-fact, has a fiduciary duty to act in this capacity on behalf of the policyholders of the Exchange in addition to a fiduciary duty to its own shareholders. EIC operates predominantly as a provider of sales, underwriting and policy issuance services to the Exchange. EIC also is engaged in the property/casualty insurance business through its wholly owned subsidiaries, Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property & Casualty Company and through a subsidiary of the Exchange, Flagship City Insurance Company. The Company, EIC, the Exchange and its subsidiary and affiliates operate collectively under the name “Erie Insurance Group.”

Products

The Company’s portfolio of life insurance includes permanent life, endowment and term policies, including whole life, mortgage and decreasing term, group, and universal life insurance. In terms of face value, new life business issued in 2002, 2001 and 2000 had a ratio of 11:1, 8:1 and 8:1, respectively, of term insurance to whole life insurance coverage. Contributing to the increase in this ratio has been the introduction of three new term life insurance products since late 1999. The ERIE Flagship TermSM, introduced in late 1999, was designed for sale of face amounts of $300,000 and above. In late 2001, the Company rolled out its two newest products – ERIE Target TermSM and ERIE Flagship Term2SM. The ERIE Target Term product has a minimum face amount of $100,000 and offers rate guarantees for 10 years on all plans. The ERIE Flagship Term2, now Erie Family Life’s most comprehensive term insurance plan for individuals desiring substantial coverage, offers a minimum face amount of $100,000 and replaced the ERIE Flagship Term product for new policy sales after October 1, 2001.

Life insurance premiums and annuity deposits have been the primary sources of cash inflows for the Company. Net life insurance premiums by class, as a percentage of total sales, are as follows:

	For the year ended December 31,

Class	2002	2001	2000	1999	1998

Ordinary Life (including Term, Whole Life and Universal Life)	94.0%	94.0%	94.2%	93.7%	93.4%
Group Life and Other	6.0	6.0	5.8	6.3	6.6

	100.0%	100.0%	100.0%	100.0%	100.0%

Certain elements of revenue and expense reflect the requirements of Financial Accounting Standard (FAS) 97. FAS 97 prescribes a uniform method by which life insurance companies record certain long-term contracts, specifically annuities, universal life, and other interest-sensitive products. This method involves separating the premium income into the “premium” portion (shown in revenue) which represents insurance protection purchased, and the “deposit” portion, which represents funds to be held at interest for future uses. Under this standard, the “deposit” portion of the premium received is accounted for using methods applicable to comparable “interest bearing obligations” of other types of financial institutions. Annuity product offerings compete with other available investment products including, but not limited to, common and preferred stocks, bonds, mutual funds and other instruments. The Company’s ability to attract policyholders depends in large part on the relative attractiveness of its products compared to other investment alternatives available. Factors such as the interest rate environment and the performance of the stock market influence this ability.

The Erie Insurance Group affiliated property and casualty insurance companies periodically purchase annuities from the Company in connection with the structured settlement of claims. Considerations recorded as annuity deposits in the Company’s Statements of Financial Position from structured settlement annuities sold to affiliated property/casualty companies totaled $18,563,579, $12,878,769 and $16,167,642 in 2002, 2001, and 2000, respectively. Also included in the annuity deposits are annuity contracts purchased by the Erie Insurance Group Retirement Plan for Employees. These annuity contracts totaled $148,705 in 2002, $4,513,441 in 2001 and $5,626,892 in 2000. Due to the current interest rate environment, the Erie Insurance Group Retirement Plan for employees reduced the annuities purchased from the Company in 2002.

Deposits by class are as follows:

	For the year ended December 31,

	(in thousands)
Class	2002	2001	2000	1999	1998

Universal Life Deposits	$12,176	$12,238	$11,198	$11,792	$10,692
Annuity Deposits	175,509	69,754	51,060	67,115	56,728

	$187,685	$81,992	$62,258	$78,907	$67,420

The Company reinsures a portion of its business under a number of different reinsurance agreements. The purpose of this reinsurance is to enable the Company to write a policy in an amount larger than the Company is willing to assume for itself. The Company currently reinsures with other insurance companies the portion of the insurance coverage above desired retentions. The retention limit on an acceptable risk is generally $300,000 per life for individual coverage. For its disability income product, the Company has a 50% coinsurance agreement with a nonaffiliated reinsurer. The Company has a 50% coinsurance agreement, with a maximum retention of $300,000, with nonaffiliated reinsurers for its ERIE Flagship TermSM and ERIE Flagship Term2SM products. For its Erie Target TermSM product, the Company has a 90% coinsurance agreement, with a maximum retention of $300,000, with nonaffiliated reinsurers.

Life insurance in force totaled $23.2 billion, $18.9 billion and $16.5 billion at December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, 2001 and 2000, $7.0 billion, $4.1 billion and $2.6 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance business is with Business Men’s Assurance Company of America (BMA), which reinsures a portion of the Company’s life and accident and health business. At December 31, 2002, 2001 and 2000, the amount of in force life insurance ceded to BMA totaled approximately $4.2 billion, $2.7 billion and $1.3 billion, respectively.

Marketing

The Company markets its products through independent agents in eleven jurisdictions. The 2002 statutory direct premiums and annuity considerations for those jurisdictions is made up of: Pennsylvania (62.5%), Virginia (9.6%), Maryland (6.0%), Ohio (5.6%) and North Carolina (5.0%). West Virginia, Indiana, Tennessee, Illinois, Wisconsin and the District of Columbia together accounted for 9.2% of direct premiums and annuity considerations. The policies sold are evaluated by the Company’s Underwriting Department which accepts or declines applicants for insurance. Premium on policies which are accepted may be standard or rated, depending on the nature of the risk.

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

Congress is considering legislation that would create an optional federal charter for insurers. The Insurance Industry Modernization Act would establish an Office of National Insurers within the Treasury Department. The office would have the power to charter, license and regulate “national insurers” and its director would be required to establish a Division of Consumer Affairs within the office. The proposed legislation would repeal the McCarran-Ferguson Act, except for the sharing of historical loss data and activities associated with participation in mandatory residual market and workers’ compensation mechanisms.

Federal chartering has the potential to create an uneven playing field for insurers. Federally chartered companies could be subject to different regulatory requirements than state chartered insurers in the areas of market conduct oversight, solvency regulation, guaranty fund participation and premium tax burdens. If this occurs, federally chartered insurers may obtain a competitive advantage over state licensed carriers. The federal proposal also raises the specter of a matrix of regulation and costly duplicative, or conflicting, federal and state requirements. The repeal of the McCarran-Ferguson Act and its partial exemption for the insurance industry from federal antitrust laws would make it extremely difficult for insurers to compile and share loss data, develop standard policy forms and manuals and predict future loss costs.

Insurance Liabilities

The Company establishes and maintains actuarial reserves to meet its obligations on life insurance, disability income, and annuity policies. These reserves are amounts which, with additions from premiums to be received on outstanding policies and with interest on such reserves compounded annually at certain assumed rates, are calculated to be sufficient to meet policy obligations at death, disability or maturity in accordance with the mortality and morbidity assumptions employed when the policies are issued.

Reserves for life insurance and income-paying annuity future policy benefits have been computed primarily by the net level premium method with assumptions as to anticipated mortality, withdrawals, lapses and investment yields. Disability income reserves are calculated as two-year preliminary term mid-terminal reserves plus unearned premium reserves. Deferred annuity future policy benefit liabilities have been established at accumulated values without reduction for surrender charges. Reserves for universal life and deposit contracts are based on the contract account balance, if future benefit payments in excess of the account balance are not guaranteed, or the present value of future benefit payments when such payments are guaranteed. Variations are inherent in such calculations due to the estimates and assumptions necessary in the calculations. Interest rate assumptions for non-interest sensitive life insurance range from 3.5% to 4.0% on policies issued in 1980 and prior years and 6.0% to 7.25% on policies issued in 1981 and subsequent years. Mortality and withdrawal assumptions are based on tables typically used in the industry, modified to reflect actual experience where appropriate.

Universal life and annuity deposits are credited with varying interest rates determined at the discretion of the Company subject to certain minimums. During 2002, interest rates credited ranged from 5.25% to 6.75% on universal life deposits and 4.00% to 6.00% on annuity deposits.

Government Regulation

The Company is subject to the corporate governance standards set forth in the recently enacted Sarbanes-Oxley Act of 2002 and other recent changes to the federal securities laws, as well as any rules or regulations that may be promulgated by the Securities and Exchange Commission or the Nasdaq Stock MarketSM. Compliance with these standards, rules and regulations, as well as with accelerated filing requirements that have recently been enacted, impose additional administrative costs and burdens on the Company.

The Sarbanes-Oxley Act of 2002 (Act) was designed to better protect investors by improving the accuracy and reliability of public company disclosures. Some requirements of the Act were effective immediately while others are scheduled to become effective throughout 2003. Management has initiated the appropriate process both within the Company and with the Board of Directors to ensure timely compliance with the requirements. New requirements introduced by the Act are projected to become effective in 2003.

The Company is also subject to supervision and regulation by the insurance departments of the states in which it does business. Although the extent of the regulation varies from state to state, generally the supervisory agencies are vested with broad regulatory powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, licensing of agents, approval of policy forms, deposits of securities as for the benefits of policy owners, and investments and maintenance of specified reserves and capital, all designed primarily for the protection of policy owners. In accordance with the rules of the National Association of Insurance Commissioners (NAIC), the Company is examined periodically by one or more of the state supervisory agencies. The last completed examination of the Company was conducted by the Pennsylvania Insurance Department and covered the five years ended December 31, 2000.

The Commonwealth of Pennsylvania follows the statutory accounting practices minimum risk-based capital requirements on domestic insurance companies that were developed by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The formulas for determining the amount of risk-based capital specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. These formulas determine a ratio of the company’s regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC.

The NAIC levels and ratios are as follows:

Ratio of Total Adjusted Capital to
NAIC Required	Authorized Control Level Risk-Based
Regulatory Event	Capital (Less Than or Equal to)

Company action level	2 (or 2.5 with negative trends)
Regulatory action level	1.5
Authorized control level	1
Mandatory control level	..7

Erie Family Life has regulatory total adjusted capital of almost $94.6 million and a ratio of total adjusted capital to authorized control level risk-based capital of more than 5:1 at December 31, 2002. The Company’s ratios significantly exceed the minimum NAIC risk-based capital requirements.

The NAIC adopted the Codification of Statutory Accounting Practices (Codification), effective January 1, 2001, as the NAIC-supported basis of accounting. The Codification was approved with a provision allowing for prescribed or permitted accounting practices to be determined by each states’ insurance commissioner. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state. The Company follows complete NAIC statutory accounting practices, with no permitted or prescribed deviations from the Pennsylvania Insurance Department.

Employees

Services of 145 full-time employees are provided through EIC. Five of the employees are officers. Employee expenses along with other operating expenses are paid by EIC and reimbursed by the Company on a monthly basis. None of the employees are covered by collective bargaining agreements and the Company believes its employee relations are good.

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

ITEM 2.  PROPERTIES

The Company owns real property for investment purposes as provided in Schedule I “Summary of Investments other than Investments in Related Parties.” This investment property, located in Allentown, Pennsylvania, is leased to EIC and a nonaffiliated business. Rental income for 2002 was $396,000. The executive and administrative offices of the Company are located in the headquarters office of Erie Insurance Group in Erie, Pennsylvania. The Company pays other members of the Erie Insurance Group an amount determined by an agreement for office space and for the use of facilities, equipment and services.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote to shareholders during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The information set forth in the “Market for the Registrant’s Common Stock and Related Shareholder Matters” section of the Company’s 2002 Annual Report with respect to dividends declared to shareholders, is incorporated herein by reference.

The Company’s common stock is traded on the OTC Bulletin Board (OTCBB) under the symbol “ERIF.”

The following sets forth the range of high and low closing prices of the Company’s stock by quarter:

	2002				2001

	Low		High		Low		High

First Quarter	20		21	3/4	16		17	1/2
Second Quarter	20	1/4	22	5/8	16	3/4	18	3/4
Third Quarter	21	1/4	22	1/8	17	4/5	21
Fourth Quarter	21	1/5	22	1/2	19		21	3/4

The amount of dividends the Company can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10 percent of its statutory surplus as regards policyholders as shown on its last annual statement on file with the commissioner, or (b) the net income as reported for the period covered by such annual statement, but shall not include pro rata distribution of any class of the insurer’s own securities. Accordingly, the maximum dividend payout which may be made in 2003 without prior Pennsylvania Commissioner approval is $8,953,893. This limitation could restrict the amount of dividends the Company can declare in 2003.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth in the “Selected Financial Data” section of the Company’s 2002 Annual Report is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2002 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2002 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2002 Financial Statements and the Company’s Independent Auditors’ Report set forth in the “Report of Management” section of the Company’s 2002 Annual Report are incorporated herein by reference, as is the unaudited information set forth in the Notes to the Financial Statements under the caption “Quarterly Results of Operations (Unaudited).”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 10, 2002, the Erie Family Life Insurance Company’s Audit Committee selected Ernst & Young, LLP to be the Company’s independent accountants to audit the Company’s 2003 Financial Statements. On March 28, 2003, Ernst & Young, LLP will be engaged as the Company’s independent auditors. On March 27, 2003, Malin, Bergquist & Company, LLP was dismissed as the Company’s independent auditors.

The Audit Committee of the Company annually considers the selection of the Company’s independent auditors. In previous years, the Audit Committee would recommend the appointment of the independent auditors to the Company’s Board of Directors for shareholder ratification. At its meeting of September 9, 2002, the Company’s Board of Directors amended the Bylaws of the Company consistent with the provisions of the Sarbanes-Oxley Act of 2002, to give the Audit Committee sole authority to engage the Company’s independent auditors.

Malin, Bergquist & Company, LLP’s reports on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and any subsequent interim period preceding the date of this Form 10-K, (i) there were no disagreements with Malin, Bergquist & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malin, Bergquist & Company, LLP, would have caused Malin, Bergquist & Company, LLP to make a reference to the subject matter of the disagreement in connection with its report in the financial statements for such years, and (ii) there were no reportable events as defined in Item 304 of Regulation S-K.

The Company has provided Malin, Bergquist & Company, LLP with a copy of the disclosure in this Item 9 and has requested that Malin, Bergquist & Company, LLP furnish the Company with a letter to update the letter previously provided pursuant to Item 304(a)(3) of Regulation S-K, which was included as Exhibit 16 to the Company’s Form 8-K dated September 13, 2002. The updated letter is included as Exhibit 16 to this Form 10-K.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors are elected to one year terms at the Company’s annual meeting of Shareholders. Following are the Company’s officers and directors:

Present Principal Position with Erie
Name and Age	Family Life and Other Material Positions
as of 12/31/02	Held During the Last Five Years

Samuel P. Black, III [1,3,4] 60	Director since 1997. President, Treasurer and Secretary, Samuel P.
Black & Associates, Inc., insurance agency; Director-the Company,
Erie Insurance Company, Flagship City Insurance Company, Erie Insurance
Property & Casualty Company and Erie Indemnity Company,
Attorney-in-Fact for Erie Insurance Exchange.

J. Ralph Borneman, Jr. [3,4] 64	Director since 1992. President and Chief Executive Officer,
Body-Borneman Associates, Inc., insurance agency. President, Body-Borneman, Ltd.
and Body-Borneman, Inc., insurance agencies. Director-the Company,
Erie Insurance Company, Erie Indemnity Company, Attorney-in-Fact for
Erie Insurance Exchange, Erie Insurance Company of New York and
National Penn Bancshares.

John J. Brinling, Jr. 55	Executive Vice President of the Company since December 1990. Division Officer 1984 - Present. Director-Erie Insurance Company of New York.

Patricia Garrison-Corbin 2,4,5C 55	Director since 2000. President, P.G. Corbin & Company 1986 - Present. Director-the Company, Erie Insurance Company and Erie Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange.

Philip A. Garcia 46	Executive Vice President and Chief Financial Officer of the Company,
Erie Insurance Company, Erie Indemnity Company, Attorney-in-Fact
for Erie Insurance Exchange, Flagship City Insurance Company, Erie
Insurance Property & Casualty Company and Erie Insurance Company of New
York since October 1997. Senior Vice President and Controller 1993 –
1997. Director-Flagship City Insurance Company, Erie Insurance
Property & Casualty Company and Erie Insurance Company of New York.

1 Member of Executive Committee
2  Member of Audit Committee
3  Member of Executive Compensation and Development Committee
4  Member of Nominating Committee
5  Member of Investment Committee
C Committee Chairman

Present Principal Position with Erie
Name and Age	Family Life and Other Material Positions
as of 12/31/02	Held During the Last Five Years

Susan Hirt Hagen 1,* 67	Director since 1980. Retired - Managing Partner, Hagen, Herr & Peppin,
Group Relations Consultants; Director-the Company, Erie Insurance
Company and Erie Indemnity Company, Attorney-in-Fact for Erie Insurance
Exchange.

F. William Hirt 1C,* 77	Director since 1967. Chairman of the Board of the Company, Erie Insurance
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
Flagship City Insurance Company and Erie Insurance Company of New York
from January 1, 1996 to February 12, 1996; Chairman of the Board, Chief
Executive Officer and Chairman of the Executive Committee of the
Company, Erie Indemnity Company, Attorney-in-Fact for Erie Insurance
Exchange and Erie Insurance Company for more than five years prior thereto; Director-the Company, Erie Insurance Company, Flagship City
Insurance Company, Erie Indemnity Company, Attorney-in-Fact for Erie
Insurance Exchange, Erie Insurance Property & Casualty Company and Erie
Insurance Company of New York.

Samuel P. Katz [2,3] 53	Director since 2000. Chief Executive Officer, Greater Philadelphia First,
July 2000 – January 2003; Managing Partner, Wynnefield Capital
Advisors, Inc., 1997 – Present; President, Entersport Capital Advisors
Inc., 1997 - Present; Partner, Stafford Capital Partners, L.P. 1994 -
1997; Co - CEO, Public Financial Management, Inc. 1980 - 1994;
Director- the Company, Erie Insurance Company and Erie Indemnity
Company, Attorney-in-Fact for Erie Insurance Exchange.

Claude C. Lilly, III [2] 56	Director since 2000. Dean, Belk College of Business Administration,
University of North Carolina at Charlotte 1997 – Present;
Professor, Florida State University, 1978 – 1997. Director-the Company,
Erie Insurance Company and Erie Indemnity Company, Attorney-in-Fact for
Erie Insurance Exchange.

1  Member of Executive Committee
2  Member of Audit Committee
3  Member of Executive Compensation and Development Committee
*  F. William Hirt is the brother of Susan Hirt Hagen
C Committee Chairman

Present Principal Position with Erie
Name and Age	Family Life and Other Material Positions
as of 12/31/02	Held During the Last Five Years

Jeffrey A. Ludrof [1,5] 43	Director since July 23, 2002; President and Chief Executive Officer of the
Company, Erie Insurance Company, Erie Indemnity Company,
Attorney-in-Fact for Erie Insurance Exchange, Flagship City Insurance
Company, Erie Insurance Property & Casualty Company and Erie Insurance
Company of New York since May 8, 2002; Executive Vice President of the
Erie Insurance Company, Erie Indemnity Company, Attorney-in-Fact for
Erie Insurance Exchange, Flagship City Insurance Company, Erie
Insurance Property & Casualty Company and Erie Insurance Company of New
York 1994 – May 8, 2002. Senior Vice President 1994 - 1999.

Henry N. Nassau [1,5] 48	Director since 2000. Managing Director and Chief Operating Officer,
Internet Capital Group 1999 – Present; Partner, Dechert, Price &
Rhoads 1987 – 1999; Director- the Company, Erie Insurance Company and
Erie Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange.

Timothy G. NeCastro 42	Senior Vice President and Controller of the Company, Erie Insurance
Company, Erie Indemnity Company, Attorney-in-Fact for Erie
Insurance Exchange, Flagship City Insurance Company, Erie Insurance
Property & Casualty Company and Erie Insurance Company of New York
since 1997. Department Manager - Internal Audit 1996 - 1997.

John M. Petersen 1,4C 74	Director since 1980. Retired; President and Chief Executive Officer of the
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
Company since 1992 and 1993, respectively, to September 1993;
President, Treasurer and Chief Financial Officer of the Company and
Executive Vice President, Treasurer and Chief Financial Officer of the
Erie Indemnity Company, Attorney-in-Fact for the Erie Insurance
Exchange and Erie Insurance Company for more than five years prior thereto; Director-the Company, Erie Insurance Company, Flagship City
Insurance Company, Erie Indemnity Company, Attorney-in-Fact for Erie
Insurance Exchange, Erie Insurance Property & Casualty Company, Erie
Insurance Company of New York, and Spectrum Control.

1  Member of Executive Committee
4  Member of Nominating Committee
5  Member of Investment Committee
C Committee Chairman

Present Principal Position with Erie
Name and Age	Family Life and Other Material Positions
as of 12/31/02	Held During the Last Five Years

Jan R. Van Gorder [5] 55	Director since 1990. Senior Executive Vice President, Secretary and
General Counsel of the Company, Erie Indemnity Company,
Attorney-in-Fact for Erie Insurance Exchange, and Erie Insurance
Company since 1990 and of Flagship City Insurance Company and Erie
Insurance Property & Casualty Company since 1992 and 1993, respectively and of Erie Insurance Company of New York since 1994. Acting President and Chief Executive Officer of the Company, Erie Indemnity Company,
Attorney-in-fact for Erie Insurance Exchange, Erie Insurance Company,
Flagship City Insurance Company, Erie Insurance Property and Casualty
Company and Erie Insurance Company of New York from January 19, 2002 –
May 8, 2002. Senior Vice President, Secretary and General Counsel of
the Company, Erie Insurance Company and Erie Indemnity Company,
Attorney-in-Fact for Erie Insurance Exchange for more than five years prior thereto; Director-the Company, Erie Insurance Company, Flagship
City Insurance Company, Erie Insurance Property & Casualty Company,
Erie Insurance Company of New York and Erie Indemnity Company,
Attorney-in-Fact for Erie Insurance Exchange.

Douglas F. Ziegler 52	Senior Vice President, Treasurer and Chief Investment Officer of the
Company since 1993. Senior Vice President, Treasurer and Chief
Investment Officer of the Erie Insurance Company, Erie Indemnity
Company, Attorney-in-Fact for Erie Insurance Exchange, Flagship City
Insurance Company and Erie Insurance Property & Casualty Company and
Erie Insurance Company of New York. Director-Erie Insurance Company of
New York.

Robert C. Wilburn 2C,3C,4,5 59	Director since 1999. President and Chief Executive Officer, the Gettysburg
National Battlefield Museum Foundation since 2000; Distinguished
Service Professor, Carnegie Mellon University since 1999; Retired
President and Chief Executive Officer, Colonial Williamsburg Foundation
1992 – 1999; Director – the Company, Erie Insurance Company and Erie
Indemnity Company, Attorney-in-Fact for Erie Insurance Exchange.

2  Member of Audit Committee
3  Member of Executive Compensation and Development Committee
4  Member of Nominating Committee
5  Member of Investment Committee
C Committee Chairman

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The Company is a member of an insurance holding company system pursuant to Pennsylvania law under which insurance companies are required to have nominating, audit and executive compensation committees composed solely of directors who are not officers, employees or controlling shareholders of the Company or any entity controlling the Company. Insurance companies can satisfy this requirement if the insurance company is controlled by an insurer or a publicly held corporation that has committees that comply with this requirement. Erie Indemnity Company (EIC), holder of 21.6% of the Company’s stock directly and 53.5% of the Company’s stock as attorney-in-fact for the Exchange, has committees which meet these requirements.

The following table sets forth the compensation during each of the three fiscal years ended December 31, 2002, 2001, and 2000, awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers during 2002 for services rendered in all capacities to the Company, EIC, the Exchange and their subsidiaries and affiliates. The executive and senior officers of the Company also participate in certain pension and deferred compensation plans of EIC. All amounts presented in the Executive Compensation section, herein, are total payments received and earned for all entities of the Erie Insurance Group, a portion of which is borne by Erie Family Life based on allocation of the respective work efforts of the executive officer. All amounts exhibited are before individual income taxes.

					Long-Term
	Annual Compensation				Compensation

					Restricted
Name and				Other Annual	Stock	LTIP		All Other
Principal Position	Year	Salary	Bonus	Compensation	Awards	Payments		Compensation

			(1)	(2)	(3)	(4)		(5)

Stephen A. Milne (6)	2002	$78,470	$154,391	$5,733	$0	$984,479	(8)	$17,265,749 (6)
President and Chief	2001	741,103	592,204	14,247	411,881	308,160		79,555
Executive Officer	2000	677,606	627,417	5,913	162,971	73,476		74,145

Jeffrey A. Ludrof (7)	2002	$521,544	$560,106	$4,380	$85,284	$102,927	(8)	$38,588
President and Chief	2001	309,463	202,971	2,534	65,125	63,042		19,023
Executive Officer	2000	273,985	203,145	1,362	48,173	21,715		18,265

Jan R. Van Gorder	2002	$476,675	$311,255	$9,587	$120,927	$177,740	(8)	$36,135
Senior Executive	2001	384,211	250,193	6,020	122,591	122,692		32,564
Vice President,	2000	359,167	268,681	4,120	97,002	43,726		28,046
Secretary & General
Counsel

Philip A. Garcia	2002	$314,057	$231,741	$5,350	$86,625	$107,146	(8)	$12,563
Executive Vice	2001	280,457	184,102	3,397	76,441	66,777		18,148
President & Chief	2000	262,177	198,593	1,813	45,222	20,398		14,809
Financial Officer

John J. Brinling Jr.	2002	$281,836	$180,928	$5,983	$85,610	$121,103	(8)	$31,252
Executive Vice	2001	260,408	147,452	2,688	81,830	82,350		30,040
President	2000	248,530	160,129	2,246	64,807	30,780		29,375

Douglas F. Ziegler	2002	$258,848	$170,621	$4,386	$45,833	$84,960	(8)	$10,354
Senior Vice President,	2001	229,471	95,767	3,658	69,474	64,986		9,179
Treasurer & Chief	2000	214,081	107,430	2,244	47,785	21,554		6,403
Investment Officer

(1)	The amounts indicated in the “Bonus” column above represent amounts earned by the named executives during 2002, 2001 and 2000, under EIC’s Annual Incentive Plan. The purpose of the Annual Incentive Plan is to promote the best interests of the Exchange while enhancing shareholder value of EIC by basing a portion of selected employees’ compensation on the performance of such employee and EIC. Performance measures are established by the Executive Compensation and Development Committee based on the attainment of individual performance goals and EIC’s financial goals compared to a selected peer group. The amounts indicated include reimbursement for minor perquisites in the amounts of $4,598, $10,634, $11,365, $8,739, $7,069 and $0 in 2002, $13,403, $8,693, $11,339, $9,749, $8,594 and $0 in 2001 and $16,708, $9,253, $10,696, $10,274, $14,771 and $0 in 2000 for Messrs. Milne, Ludrof, Van Gorder, Garcia, Brinling and Ziegler, respectively. The 2002 amount for Mr. Milne also includes compensation for unused vacation paid upon retirement in the amount of $143,621.

(2)	Amounts indicated in the “Other Annual Compensation” column include the taxable value of group life insurance policies in excess of $50,000 and the associated tax reimbursement for the named executive officers. Amounts also include dividends paid on shares on behalf of EIC’s Long-Term Incentive Plan.

(3)	The “Restricted Stock Awards” column represents Long-Term Incentive Plan benefits expressed in dollar amounts using the closing price of EIC’s Class A Common Stock as of the end of the respective year ($36.26 at December 31, 2002, $38.49 at December 31, 2001 and $29.81 at December 31, 2000) that remain restricted at the end of the year. The number of shares awarded for Messrs. Milne, Ludrof, Van Gorder, Garcia, Brinling and Ziegler, respectively, were: 0, 2,352, 3,335, 2,389, 2,361 and 1,264 for 2002, 10,701, 1,692, 3,185, 1,986, 2,126 and 1,805 for 2001 and 5,467, 1,616, 3,254, 1,517, 2,174 and 1,603 for 2000. See “Long-Term Incentive Plan” for a detailed description of the Plan. Long-Term Incentive Plan dividends earned in the current year are reported in “Other Annual Compensation” when paid or in “All Other Compensation” when deferred.

(4)	The “LTIP Payments” column represents Long-Term Incentive Plan benefits that became unrestricted at the end of the year. The shares for 2000 were distributed in January 2001, the shares for 2001 were distributed in January 2002, and the shares for 2002 were distributed in January 2003. All of such shares were valued using the actual share price at the time of distribution. The number of shares distributed after withholding for income taxes for 2002 for Messrs. Ludrof, Van Gorder, Garcia, Brinling and Ziegler were 2,830, 2,744, 1,654, 2,257 and 1,311, respectively. The number of shares distributed after withholding for income taxes for Messrs. Milne, Ludrof, Van Gorder, Garcia, Brinling and Ziegler were 4,539, 928, 2,180, 1,186, 685 and 1,103 for 2001, respectively and 1,507, 445, 897, 506, 346 and 535 for 2000, respectively. Messr. Brinling deferred the distribution of 1,076 shares in 2002 (valued using the share price as of December 31, 2002), 1,075 shares in 2001 (valued using the share price as of December 31, 2001) and 543 shares in 2000 (valued using the share price as of December 31, 2000). In accordance with the terms of his Retirement Performance Award, Mr. Milne’s benefits under the Long-Term Incentive Plan were calculated as though his termination of employment was due to a disability. As a result, all vesting periods ended on the date of Mr. Milne’s retirement, all open performance periods ended on December 31, 2002 and all phantom share units were valued based on the shortened performance period. On February 7, 2002, Mr. Milne received a distribution of 14,225 shares under the Long-Term Incentive Plan after withholding for income taxes. The shares were valued using the actual share price at the time of distribution. Not reported in the “LTIP Payments” column are 30,802 shares that will be distributed to Mr. Milne’s surviving spouse in the Spring of 2003. These shares represent the closing of all open performance periods under the Long-Term Incentive Plan. The value of this distribution will be based upon the average of the high and low stock price of Class A Common Stock on the date of distribution.

(5)	Amounts shown in the “All Other Compensation” column include matching contributions made by EIC pursuant to EIC’s Employee Savings Plan, premiums paid by EIC on behalf of the named individuals on the split dollar life insurance policies, expenses for spousal travel, and deferred dividends and related earnings. For the year 2002, contributions made to the Employee Savings Plan amounted to $3,139, $20,862, $19,067, $12,563, $11,274 and $10,354 on behalf of Messrs. Milne, Ludrof, Van Gorder, Garcia, Brinling and Ziegler, respectively. For the year 2001, contributions made to the Employee Savings Plan amounted to $29,644, $12,378, $15,368, $11,218, $10,416 and $9,179 on behalf of Messrs. Milne, Ludrof, Van Gorder, Garcia, Brinling and Ziegler, respectively. For the year 2000, contributions made to the Employee Savings Plan amounted to $20,143, $8,214, $10,736, $7,831, $7,456 and $6,403 on behalf of Messrs. Milne, Ludrof, Van Gorder, Garcia, Brinling and Ziegler, respectively. Premiums paid during 2002 for split dollar life insurance policies for Messrs. Milne, Ludrof, Van Gorder, Garcia, Brinling and Ziegler, respectively, were as follows: $36,708, $17,726, $17,068, $0, $17,436 and $0. Premiums paid during 2001 for split dollar life insurance policies for Messrs. Milne, Ludrof, Van Gorder, Garcia, Brinling and Ziegler, respectively, were: $49,911, $6,645, $17,196, $6,930, $17,538 and $0. Premiums paid during 2000 for split dollar life insurance policies for Messrs. Milne, Ludrof, Van Gorder, Garcia, Brinling and Ziegler, respectively, were as follows: $50,132, $6,674, $17,310, $6,978, $17,634 and $0. The Company is entitled to recover the premiums from any proceeds paid on such split dollar life insurance policies and has retained a collateral interest in each policy to the extent of the premiums paid with respect to such policies. Expenses for spousal travel were $3,870, $3,337 and $3,377 for Messrs. Milne, Ludrof and Brinling, respectively, in 2000. Messr. Brinling also had deferred dividends of $2,192, $1,967 and $881 and interest on deferred dividends of $350, $119 and $27 in 2002, 2001 and 2000, respectively.

(6)	Mr. Milne served as President and Chief Executive Officer from February 1996 until his retirement on January 18, 2002. Mr. Milne died in September 2002. Upon his retirement, Mr. Milne received the benefits specified in his employment agreement and a Retirement Performance Award totaling $17,225,902 which included:

(a)	Payment in cash of an amount equal to two times the sum of (i) Mr. Milne’s 2002 base salary and (ii) the amount payable to him under the Company’s Annual Incentive Plan for 2001, in addition to three times such sum provided under his employment agreement.

(b)	Continuation of the Company’s life insurance programs regarding the life of Mr. Milne until his death.

(c)	Credit for 30 years of service for purposes of EIC’s Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (the SERP) benefit formula, and changes of the normal form of payment from 10-year Certain and Continuous to 100% Joint and Survivor and with Mr. Milne’s surviving spouse to receive a monthly SERP benefit under such 100% Joint and Survivor option for the remainder of her life.

(7)	Mr. Ludrof served as President and Chief Executive Officer since May 8, 2002.

(8)	Amounts shown in the Restricted Stock Awards column are paid in three annual installments beginning with the year in which the award is made. These amounts represent stock that will become unrestricted at December 31, 2003 and December 31, 2004. Accordingly, amounts shown in the LTIP Payments column include payments of stock from the awards made in 2002, 2001 and 2000.

Agreements with Executive Officers

EIC has employment agreements with the following senior executive officers of the Company: Jeffrey A. Ludrof, President and Chief Executive Officer of the Company; Jan R. Van Gorder, Senior Executive Vice President, Secretary and General Counsel of the Company; Philip A. Garcia, Executive Vice President and Chief Financial Officer of the Company; John J. Brinling, Jr., Executive Vice President of Erie Family Life; Douglas F. Ziegler, Senior Vice President, Treasurer and Chief Investment Officer of the Company; Michael J. Krahe, Executive Vice President of Human Development and Leadership of the Company; Thomas B. Morgan, Executive Vice President of Insurance Operations of the Company. The employment agreements have the following principal terms:

(a)	A four-year term for Mr. Ludrof expiring May 8, 2006 and a two-year term for Messrs. Van Gorder, Garcia, Brinling, Ziegler, Krahe and Morgan expiring December 15, 2004, unless an agreement is theretofore terminated in accordance with its terms, with or without cause, or due to the disability or death of the officer or notice of nonrenewal is given by EIC or the executive 30 days before any anniversary date;

(b)	A minimum annual base salary at least equal to the executive’s annual base salary at the time the agreement was executed, subject to periodic review to reflect the executive’s performance and responsibilities, competitive compensation levels and the impact of inflation;

(c)	The eligibility of the executive under EIC’s incentive compensation programs and employee benefit plans;

(d)	The establishment of the terms and conditions upon which the executive’s employment may be terminated by EIC and the compensation of the executive in such circumstances. The agreements provide generally, among other things, that if the employment of an executive is terminated without Cause (as defined in the agreement) by EIC or by the executive for Good Reason (as defined in the agreement) then the executive shall be entitled to receive: (i) an amount equal to the sum of three times the executive’s highest annual base salary during the preceding three years plus an amount equal to three times the total of the executive’s highest award during the preceding three years under EIC’s Annual Incentive Plan; (ii) any award or other compensation to which the executive is entitled under EIC’s Long-Term Incentive Plan; (iii) continuing participation in any employee benefit plans for a period of three years following termination to the extent the executive and his dependents were eligible to participate in such programs immediately prior to the executive’s termination and (iv) immediate vesting and nonforfeitability of accrued benefits under EIC’s SERP.

(e)	Provisions relating to confidentiality and nondisclosure following an executive’s termination; and

(f)	An agreement by the executive not to compete with the Company for a period of one year following his or her termination, unless such termination was without Cause.

Stock Options and Stock Appreciation Rights

The Company does not have a stock option plan, nor has it ever granted any stock option or stock appreciation right to any of the persons named in the Summary Compensation Table.

Long-Term Incentive Plan

The Company participates in a Long-Term Incentive Plan sponsored by EIC. This plan is designed to enhance the growth and profitability of EIC by providing the incentive of long-term rewards to key employees who are capable of having a significant impact on the performance of EIC; to attract and retain employees of outstanding competence and ability and to further align the interests of such employees with those of the shareholders of EIC. The Plan was approved by EIC’s shareholders in 1997 as a performance-based plan under the Internal Revenue Code of 1986, as amended (the Code), and its continuation was approved by EIC’s shareholders at EIC’s 2002 annual meeting as required by the code. Each of the named executives has been granted awards of phantom share units under EIC’s Long-Term Incentive Plan based upon a target award calculated as a percentage of the executive’s base salary. The total value of any phantom share units will be determined at the end of the performance period based upon the growth in EIC’s retained earnings. Each executive will then be entitled to receive restricted shares of Class A Common Stock of EIC equal to the dollar value of the phantom share units at the end of the performance period. The vesting period for the restricted shares of Class A Common Stock issued to each executive is three years after the end of the performance period. If an executive ceases to be an employee prior to the end of the performance period, for reasons other than retirement, death or disability, the executive forfeits all phantom share units awarded. If an executive ceases to be an employee prior to the end of the vesting period for reasons other than retirement, death or disability, the executive forfeits all unvested restricted shares previously granted. The following table sets forth target awards granted to each person who served as the Company’s Chief Executive Officer and the four other highest paid executive officers during 2002, all current executive officers as a group and all employees other than the executive officers as a group (i) for the three-year performance period 2002 through 2004; (ii) for the three-year performance period of 2001 through 2003 and (iii) for the three-year performance period of 2000 through 2002. The amount of expenses allocated to the Company for the long-term incentive plan amounted to $126,089, $250,036 and $182,327 for 2002, 2001 and 2000, respectively.

LONG-TERM INCENTIVE PLAN
AWARDS IN LAST FISCAL YEAR

Name	Number of Shares,	Performance		Estimated Future Payouts
	Units or Other	or Other Period		Under Non-Stock
	Rights (#)	Until Maturation		Price-Based Plans
		or Payout

	Phantom Share Units		Threshold	Target	Maximum

Milne, S. (2)	96,380	2000-2002	-0-	$513,600	(1)
	88,406	2001-2003	-0-	$549,552	(1)
	99,936	2002-2004	-0-	$755,634	(1)

Ludrof, J.	25,638	2000-2002	-0-	$136,620	(1)
	24,835	2001-2003	-0-	$154,381	(1)
	74,185	2002-2004	-0-	$560,906	(1)

Van Gorder, J.	35,122	2000-2002	-0-	$187,162	(1)
	32,216	2001-2003	-0-	$200,263	(1)
	30,916	2002-2004	-0-	$233,762	(1)

Garcia, P.	25,638	2000-2002	-0-	$136,620	(1)
	23,517	2001-2003	-0-	$146,183	(1)
	24,448	2002-2004	-0-	$184,855	(1)

Brinling, J.	24,863	2000-2002	-0-	$132,492	(1)
	22,167	2001-2003	-0-	$137,792	(1)
	20,874	2002-2004	-0-	$157,835	(1)

Ziegler, D.	14,121	2000-2002	-0-	$75,250	(1)
	12,953	2001-2003	-0-	$80,518	(1)
	16,532	2002-2004	-0-	$125,000	(1)
Executive Officer Group	207,641	2000-2002	-0-	$1,106,494	(1)
	191,141	2001-2003	-0-	$1,188,171	(1)
	250,356	2002-2004	-0-	$1,892,992	(1)
Non-Executive Officer Employee Group	104,019	2000-2002	-0-	$554,306	(1)
	104,355	2001-2003	-0-	$648,696	(1)
	117,129	2002-2004	-0-	$885,641	(1)

(1)	An executive’s target award is established by the Long-Term Incentive Plan Administrator. The actual value of an executive’s phantom share units at the end of a performance period may be more or less than the executive’s target amount. However, the maximum value of phantom share units earned by an executive for any performance period may not exceed $500,000.

(2)	See Note (4) to the Summary Compensation Table for information regarding Mr. Milne’s Long-Term Incentive Plan awards.

Pension Plan

The following table sets forth the estimated total annual benefits payable upon retirement at age 65 under the Erie Insurance Group Retirement Plan for Employees and the SERP (collectively, the “Retirement Plans”).

PENSION PLAN TABLE

	Years of Service

Remuneration	15	20	25	30

$150,000	$45,000	$60,000	$75,000	$90,000
200,000	60,000	80,000	100,000	120,000
250,000	75,000	100,000	125,000	150,000
300,000	90,000	120,000	150,000	180,000
350,000	105,000	140,000	175,000	210,000
400,000	120,000	160,000	200,000	240,000
450,000	135,000	180,000	225,000	270,000
500,000	150,000	200,000	250,000	300,000
550,000	165,000	220,000	275,000	330,000
600,000	180,000	240,000	300,000	360,000
650,000	195,000	260,000	325,000	390,000
700,000	210,000	280,000	350,000	420,000
750,000	225,000	300,000	375,000	450,000
800,000	240,000	320,000	400,000	480,000

The compensation covered by the Retirement Plans is the base salary reported in the Summary Compensation Table.

Under the Retirement Plans, credited years of service is capped at 30 years. Credited years of service for each of the individuals named in the Summary Compensation Table, other than Messr. Milne, is as follows: Jeffrey A. Ludrof — 22 years, Jan R. Van Gorder — 22 years, Philip A. Garcia — 22 years, John J. Brinling, Jr. — 30 years and Douglas F. Ziegler — 15 years. See Note (4) to the Summary Compensation Table for information regarding the treatment of Mr. Milne’s pension benefits.

The benefits under the Retirement Plans are computed on the basis of straight-life annuity amounts and a life annuity with a ten-year certain benefit. The benefits listed in the Pension Plan Table are not subject to deduction for Social Security or other offset amounts. The information in the foregoing table does not reflect certain limitations imposed by the Code. The Code prohibits the inclusion of earnings in excess of $200,000 per year (adjusted periodically for cost of living increases) in the average earnings used to calculate benefits. The Code also limits the maximum annual pension (currently $160,000, but adjusted periodically for cost of living increases) that can be paid to each eligible employee. A Supplemental Employee Retirement Plan for senior management is in effect that provides benefits in excess of the earnings limitations imposed by the Code similar to those provided to all other full-time employees as if the Code limitations were not in effect. Those benefits are incorporated into the Pension Plan Table.

Director Compensation

The annual retainer for the directors of all members of the Group, including the Company, is $25,000, plus $1,500 for each meeting attended and $1,500 for each committee meeting attended plus an additional $2,000 per year for each committee chairperson. The directors are also reimbursed for their expenses incurred in attending meetings. Officers of the Company who serve as directors are not compensated for attendance at meetings of the Board of Directors and its committees. EIC also has a deferred compensation plan for certain directors of the Company. The Company receives an allocated portion of its share of these charges. The total amount allocated to the Company in 2002 for directors fees and other charges was $154,681. Director Petersen also is compensated pursuant to a consulting arrangement as disclosed in Item 13.

In 2002, the EIC’s Board of Directors, at the recommendation of the Executive Compensation and Development Committee, approved a stock compensation plan for outside directors. The purpose of this plan is to further align the interests of directors with shareholders by providing for a portion of annual compensation for the directors’ services in shares of EIC’s Class A Common Stock. Each director vests in the grant 25.0% every three months over the course of a year. Dividends paid by EIC are reinvested into each director’s account with additional shares of Class A Common Stock. The total annual charge related to this plan totaled $277,000 for 2002. The Company’s share of this charge totaled $55,000 in 2002.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation and Development Committee (the “Compensation Committee”) of the Company presently consists of Robert C. Wilburn, Chairman, Samuel P. Black, III, J. Ralph Borneman, Jr., and Samuel P. Katz. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its affiliates(1). Furthermore, no executive officer of the Company serves as a member of a compensation committee of another entity, one of whose executive officers serves on the Compensation Committee, or as a director of the Company, nor does any executive officer of the Company serve as a director of another entity, one of whose executive officers serves on the Compensation Committee.

(1.)	J. Ralph Borneman, Jr. is President and a principal shareholder of Body-Borneman Associates, Inc., Body-Borneman, Inc. and Body-Borneman, Ltd., and Samuel P. Black, III is President and a principal shareholder of Samuel P. Black and Associates, Inc. each of which is an independent insurance agency representing a number of insurers, including the Company and its insurance affiliates, and which receive commissions in the ordinary course of business from the Company and its insurance affiliates. Mr. Borneman and Mr. Black do not qualify as outside directors for purposes of approving performance-based incentive plans as qualified under section 162(m) of the Code. Mr. Borneman and Mr. Black have excused themselves from voting on such plans as members of the Compensation Committee.

Report of the Executive Compensation and Development Committee of the Company

Consistent with Section 1405(c)(4) of the Pennsylvania Insurance Holding Companies Act and EIC’s Bylaws, the Compensation Committee is charged with the duty of recommending to the Board of Directors the compensation of the three highest paid officers of EIC and such other officers as are determined by the Board of Directors; recommending to the Board of Directors all forms of bonus compensation, including incentive programs, that would be appropriate for EIC and to undertake such other responsibilities as may be delegated to the Compensation Committee by the Board of Directors. The Board of Directors has authorized the Compensation Committee to consider the compensation of the four highest paid officers, including the Chief Executive Officer. The purpose of the Compensation Committee is to determine the level and composition of compensation that is sufficient to attract and retain top quality executives for EIC.

The objectives of EIC’s executive compensation practices are to: (1) attract, reward and retain key executive talent and (2) to motivate executive officers to perform to the best of their abilities and to achieve short-term and long-term corporate objectives that will contribute to the overall goal of enhancing shareholder value and policyholder security. To that end, compensation comparisons are made to benchmark positions at other insurers in terms of compensation levels and composition of the total compensation mix.

Under Section 162(m) of the Code, EIC is not allowed a federal income tax deduction for compensation, under certain circumstances, paid to certain executive officers to the extent that such compensation exceeds $1,000,000 per officer in any fiscal year. No officer of EIC has received compensation in excess of $1,000,000 in any fiscal year to date with the exception of Stephen A. Milne, President and Chief Executive Officer of EIC in 1999, 2000 and 2001, and Messrs. Milne and Jeffrey A. Ludrof, who succeeded Mr. Milne, in 2002. The Compensation Committee may consider adopting policies with respect to this limitation on deductibility when appropriate.

The Compensation Committee reviewed the salary ranges and base salaries of the four highest paid executives, including each person who served as the Chief Executive Officer of EIC, in 2002. The Compensation Committee has position descriptions for the four highest paid executives of EIC, including the Chief Executive Officer, that define the responsibilities and duties of each position. The position descriptions also delineate the functional areas of accountability and the qualifications and skills required to perform such responsibilities and duties. The Compensation Committee then reviewed the salary ranges for the Chief Executive Officer and the other three highest paid executives, comparing the ranges to third party data compiled for similar positions with other property and casualty insurers. In reviewing the salary ranges for the four highest paid executives, including the Chief Executive Officer, the Compensation Committee referenced Sibson’s Management Compensation Survey published annually by Sibson & Company, Inc., which summarized compensation data for more than 100 insurance companies along with other industry survey data. The Compensation Committee also reviewed data obtained from Towers Perrin, a nationally recognized consulting firm with specific expertise in the insurance industry regarding executive compensation. The data is reported by position, company asset size and premium volume. The unique aspects of each position, its duties and responsibilities, the effect on the performance of EIC, the number of employees supervised directly and other criteria are also considered in setting the base salaries.

The level of compensation for each executive reflects his or her skills, experience and job performance. Normally, base salary will not be less than the minimum for the salary range established for each position. Executives with a broader range of skills, experience and consistently high performance with EIC may receive compensation above the midpoint for the established salary range.

Compensation for the Chief Executive Officer consists primarily of salary, annual incentive and long-term incentive payments and minor perquisites that amount to less than 10% of the Chief Executive Officer’s salary and bonus. EIC’s Board of Directors approved adoption of an annual incentive plan and a long-term incentive plan for senior executives of EIC as recommended by the Executive Committee at its meeting of March 11, 1997 (the “Annual Incentive Plan” and the “LTIP”, respectively).

The purpose of the Annual Incentive Plan is to promote the best interests of the Exchange while enhancing shareholder value of EIC and to promote the attainment of significant business objectives for EIC, its subsidiaries and affiliates by basing a portion of the executives’ compensation on the attainment of both premium growth and underwriting profitability goals. The annual incentive awards are paid in cash. Annual Incentive Plan target award levels, expressed as a percentage of base salary, are established annually by the Compensation Committee. Payments under the Annual Incentive Plan are based on a combination of individual executive performance and EIC’s performance.

The LTIP was approved by EIC’s shareholders on April 29, 1997 and its continuation was approved by EIC’s shareholders in 2002 for purposes of qualifying the plan as a performance-based plan under Section 162(m) of the Code. The LTIP is designed to maximize returns to shareholders by linking executive compensation to the overall profitability of EIC. Target award amounts, expressed as a percentage of base salary, are determined by comparisons to peer companies and approved by the Compensation Committee. The Compensation Committee believes that EIC has been competitive with compensation levels necessary to attract, reward and retain key executive talent, and to motivate executive officers to perform to the best of their abilities in line with the best interests of EIC, its employees and its culture. However, current awards to executives under the LTIP are approaching, and in some cases have reached, the maximum annual limit under the terms of the LTIP. The Compensation Committee has determined that, in order to remain competitive with market data for executive compensation, and to continue to align the goals of management and the shareholders to achieve the short-term and long-term corporate objectives of enhancing shareholder value and policyholder security, the maximum value of phantom share units earned by a participant in any performance period should be increased to $1,000,000. The change of the maximum value limitation to $1,000,000 is being submitted for shareholder approval at EIC’s 2003 Annual Meeting.

Performance factors applicable to EIC, such as property and casualty insurance loss ratios, investment portfolio returns and overall EIC profitability, as well as other factors are considered in evaluating the Chief Executive Officer’s performance. Such performance factors were considered in approving Mr. Ludrof’s compensation. Compensation of the next three most highly compensated individuals is determined by the Compensation Committee and is based upon the factors and processes enumerated, i.e., a determination of a salary range based upon market data and evaluation of the executive with respect to the executive’s job description and his or her position within the salary range.

Compensation of the next highest paid executives (other than the Chief Executive Officer and the next three highest paid executives) was based upon EIC’s established standard compensation policies and was not determined by the Compensation Committee.

Erie Indemnity Company Executive Compensation and Development Committee:

Robert C. Wilburn, Chair Samuel P. Black, III J. Ralph Borneman, Jr. Samuel P. Katz March 11, 2003

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of 2/28/03

(a)	Shares beneficially owned directly or indirectly by all affiliates:

Name & Address	Shares
of Beneficial	Beneficially	Percent of
Owner	Owned	Class

Erie Indemnity Company	2,043,900 (1)	21.6	%(1)
100 Erie Insurance Place	Direct
Erie, PA 16530

Erie Insurance Exchange	5,055,562 (1)	53.5	%(1)
100 Erie Insurance Place	Direct
Erie, PA 16530

(1)	The Exchange is a reciprocal insurance exchange controlled by its subscribers, each of whom has designated Erie Indemnity Company (EIC) as such subscriber’s attorney-in-fact for certain purposes, including EIC’s holding of Common Stock of the Company. There are two H.O. Hirt Trusts, one for the benefit of F. William Hirt and one for the benefit of Susan Hirt Hagen. Each of the H.O. Hirt Trusts is the record owner of 1,170 shares of Class B Common Stock, or 40.48% of the outstanding shares of EIC’s Class B Common Stock. The trustees of the H.O. Hirt Trusts are F. William Hirt, Susan Hirt Hagen and Banker’s Trust Company of New York. Mr. Hirt and Mrs. Hagen, who are brother and sister, are each the beneficial owner of 1,170 shares of Class B Common Stock held by the H.O. Hirt Trusts. An additional 14.19% of the EIC voting stock is beneficially owned by Samuel P. Black, III.

(b)	Shares beneficially owned directly or indirectly by all Directors and Officers:

Name & Address	Shares
of Beneficial	Beneficially	Percent of
Owner	Owned	Class

Samuel P. Black, III	110,012	1.16%
1091 Dutch Road Fairview, PA 16415

J. Ralph Borneman	1,536	.02%
160 N. Funk Road Boyertown, PA 19512

Susan Hirt Hagen	154,782 (3)	1.64%
5727 Grubb Rd Erie, PA 16506

F. William Hirt	167,034	1.77%
3270 Kingston Court Erie, PA 16506

Stephen A. Milne	200	—
100 Culbertson Drive Lake City, PA 16423

John M. Petersen	92,141 (4)	.98%
124 Voyageur Dr Erie, PA 16505

Jan R. Van Gorder	75	—
6796 Manchester Beach Road Fairview, PA 16415

Jeffrey A. Ludrof	100	—
5700 Stoneridge Drive Fairview, PA 16415

(b)	Shares beneficially owned directly or indirectly by all Directors and Officers (Continued):

Name & Address	Shares
of Beneficial	Beneficially	Percent of
Owner	Owned	Class

Robert C. Wilburn	500	—
P.O. Box 376 Blairsville, PA 15717

John J. Brinling, Jr.	1,260	.01%
5691 Culpepper Drive Erie, PA 16506

Philip A. Garcia	1,275	.01%
786 Stockbridge Drive Erie, PA 16505

Douglas F. Ziegler	570	—
378 Ridgeview Drive Erie, PA 16505

Officers and directors as a group (12 persons)	529,485 (2)	5.60% (2)

(2)	Includes direct and indirect beneficial ownership and shares owned by and with spouses.

(3)	Includes 300 shares held by Thomas B. Hagen, Mrs. Hagen’s husband. Mrs. Hagen disclaims beneficial ownership of these shares held by Mr. Hagen.

(4)	Includes 30,000 shares held by Gertrude E. Petersen, Mr. Petersen’s wife. Mr. Petersen disclaims beneficial ownership of these shares held by Mrs. Petersen.

(c)	There are no contractual arrangements known to the Company which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors Borneman and Black are officers and principal shareholders of insurance agencies which receive insurance commissions in the ordinary course of business from Erie Family Life and its affiliates in accordance with the companies’ standard commission schedules and agents’ contracts. Such payments made in 2002 to the agencies for commissions written on insurance policies from the property and casualty affiliated insurers and Erie Family Life amounted to $4,264,962 and $476,472 for the Borneman and the Black insurance agencies, respectively. Of these amounts, the Company paid commissions of $171,853 and $6,423 to the Borneman and the Black insurance agencies, respectively.

John M. Petersen, a director and former President and Chief Executive Officer, and previous Chief Investment Officer of the Erie Insurance Group of Companies, who retired as an employee of the Company on December 31, 1995, entered into a consulting arrangement with the Company effective January 2, 1996. Under the terms of the arrangement, the Company engaged Mr. Petersen as a consultant to furnish the Company, the Exchange, and EIC and its pension trust, with investment services with respect to their investments in common stocks. As compensation for services rendered by Mr. Petersen, a fee of .15 of 1 percent, on an annualized basis, of the total fair market value of the common stocks under management, is paid to Mr. Petersen. The Company also pays for all necessary and reasonable expenses related to Mr. Petersen’s consulting services performed under this arrangement. The compensation paid to Mr. Petersen under this arrangement in 2002 by the Company, the Exchange, EIC, and the pension trust was $51,875, $3,656,546, $69,511 and $100,001, respectively. Consistent with the terms of his consulting agreement, Mr. Petersen notified EIC in writing that he intends to retire. Mr. Petersen has agreed to continue to perform services under the existing consulting arrangement until such services can be transitioned by EIC.

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following financial statements of the Company and the report of independent certified public accountants are incorporated herein by reference to pages 32 through 49 in the Company’s annual report to shareholders for the year ended December 31, 2002.

Independent Auditors’ Report
Statements of Financial Position — December 31, 2002 and 2001
Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Notes to Financial Statements

(2)	The following financial statement schedules are included herein:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(3)	Exhibits:

See Exhibit Index on Page 33 hereof.

All exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(b)	Reports on Form 8-K.

No reports on Form 8-K have been filed or were required to be filed during the fourth quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2003	ERIE FAMILY LIFE INSURANCE COMPANY (Registrant)

Principal Officers

/s/ Jeffrey A. Ludrof Jeffrey A. Ludrof, President and Chief Executive Officer

/s/ Jan R. Van Gorder Jan R. Van Gorder, Senior Executive Vice President, Secretary & General Counsel

/s/ Philip A. Garcia Philip A. Garcia, Executive Vice President & CFO

/s/ Timothy G. NeCastro Timothy G. NeCastro, Senior Vice President & Controller

Board of Directors

Samuel P. Black, III	/s/ Claude C. Lilly, III Claude C. Lilly, III

/s/ J. Ralph Borneman, Jr. J. Ralph Borneman, Jr.	/s/ Jeffrey A. Ludrof Jeffrey A. Ludrof

/s/ Patricia Garrison-Corbin Patricia Garrison-Corbin	/s/ Henry N. Nassau Henry N. Nassau

/s/ Susan Hirt Hagen Susan Hirt Hagen	/s/ John M. Petersen John M. Petersen

/s/ F. William Hirt F. William Hirt	/s/ Jan R. Van Gorder Jan R. Van Gorder

/s/ Samuel P. Katz Samuel P. Katz	/s/ Robert C. Wilburn Robert C. Wilburn

CERTIFICATIONS

I, Jeffrey A. Ludrof, certify that:

1.	I have reviewed this annual report on Form 10-K of Erie Family Life Insurance Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 27, 2003

/s/ Jeffrey A. Ludrof Jeffrey A. Ludrof, President & CEO

CERTIFICATIONS

I, Philip A. Garcia, certify that:

1.	I have reviewed this annual report on Form 10-K of Erie Family Life Insurance Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 27, 2003

/s/ Philip A. Garcia Philip A. Garcia, Executive Vice President & CFO

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders
Erie Family Life Insurance Company

We have audited the statements of financial position of Erie Family Life Insurance Company (Company) as of December 31, 2002 and 2001 and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, as contained in the 2002 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Malin, Bergquist & Company, LLP
Malin, Bergquist & Company, LLP

Erie, Pennsylvania
February 7, 2003

SCHEDULE I — SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2002

	Cost or		Amount at which
	Amortized	Market	Shown in the
Type of Investment	Cost	Value	Balance Sheet

Fixed Maturities Available-for-Sale
U. S. Treasuries and Government Agency	$29,350,996	$30,919,826	$30,919,826
Public Utilities	100,717,767	104,522,445	104,522,445
U. S. Banks, Trusts, and Insurance Companies	194,176,089	206,809,241	206,809,241
U. S. Industrial and Miscellaneous	557,396,854	589,065,644	589,065,644
Foreign Governments — Agency	2,997,845	3,120,330	3,120,330
Foreign Banks, Trusts, and Insurance Companies	22,636,317	22,630,615	22,630,615
Foreign Industrial and Miscellaneous	78,861,054	82,298,404	82,298,404

Total Fixed Maturities Available-for-Sale	$986,136,922	$1,039,366,505	$1,039,366,505

Equity Securities
Nonredeemable Preferred Stocks:
U. S. Banks, Trusts, and Insurance Companies	$7,016,025	$7,227,445	$7,227,445
U. S. Industrial and Miscellaneous	11,871,516	12,644,342	12,644,342
Foreign Banks, Trusts and Insurance Companies	38,991,925	40,236,789	40,236,789
Foreign Industrial and Miscellaneous	8,192,560	8,640,430	8,640,430

Total Equity Securities	$66,072,026	$68,749,006	$68,749,006

Real Estate Investment Property	$1,210,015	$1,210,015	$1,210,015
Policy Loans	9,516,240	9,516,240	9,516,240
Mortgage Loans	7,175,335	7,175,335	7,175,335
Limited Partnerships	16,352,078	16,052,585	16,052,585

Total Investments	$1,086,462,616	$1,142,069,686	$1,142,069,686

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

		At December 31,			For the Years Ended December 31,

	Deferred	Future						Amortization
	Policy	Policy		Other		Net	Life &	of Deferred	Other
	Acquisition	Benefits &	Unearned	Policy	Policy	Investment	Annuity	Acquisition	Operating
Segment	Costs	Deposits	Premium	Claims	Revenues(a)	Income	Benefits	Costs	Expenses

2002
Ordinary Life Insurance	$89,031,150	$228,032,114	$202,475	$2,111,470	$48,069,884	$13,110,942	$29,264,985	$6,819,986	$16,267,225
Accident & Health	0	148,069	0	0	167,643	3,411	62,029	0	86,721
Group Life & Other	0	2,239,094	1,555	251,000	2,889,182	144,162	1,851,918	0	279,070
Annuities	15,033,703	803,674,899	0	0	2,689	43,627,349	39,684,071	1,607,469	2,823,243
Corporate	0	0	0	0	0	9,400,592	0	0	0

Total	$104,064,853	$1,034,094,176	$204,030	$2,362,470	$51,129,398	$66,286,456	$70,863,003	$8,427,455	$19,456,259

2001
Ordinary Life Insurance	$82,422,633	$205,266,500	$211,571	$1,728,863	$43,693,034	$13,500,140	$25,044,662	$4,617,637	$14,142,436
Accident & Health	0	38,875	0	0	35,208	1,378	20,944	0	(13,130)
Group Life & Other	0	2,532,238	0	221,000	2,759,826	160,961	3,245,753	0	260,457
Annuities	9,592,286	636,849,508	0	0	2,712	42,318,132	35,209,692	1,200,425	1,597,481
Corporate	0	0	0	0	0	5,200,665	0	0	0

Total	$92,014,919	$844,687,121	$211,571	$1,949,863	$46,490,780	$61,181,276	$63,521,051	$5,818,062	$15,987,244

2000
Ordinary Life Insurance	$76,186,624	$182,496,788	$133,629	$2,282,586	$41,974,521	$11,635,149	$23,356,604	$3,391,694	$11,684,234
Group Life & Other	0	2,125,073	0	191,000	2,560,180	134,268	958,087	0	255,700
Annuities	8,536,549	584,174,301	0	0	2,023	38,255,613	33,659,401	1,752,845	1,490,971
Corporate	0	0	0	0	0	9,451,007	0	0	0

Total	$84,723,173	$768,796,162	$133,629	$2,473,586	$44,536,724	$59,476,037	$57,974,092	$5,144,539	$13,430,905

(a)	Net of reinsurance ceded

SCHEDULE IV — REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

December 31, 2002
Life Insurance in force	$23,198,178,000	$7,043,035,000	$0	$16,155,143,000	0.00%
Premiums for the year Life Insurance	60,132,590	12,062,706	0	48,069,884	0.00%
Annuities	2,689	0	0	2,689	0.00%
Accident and Health	401,620	233,977	0	167,643	0.00%
Group Life & Other	2,889,182	0	0	2,889,182	0.00%

Total Premiums	$63,426,081	$12,296,683	$0	$51,129,398	0.00%

December 31, 2001
Life Insurance in force	$18,903,134,000	$4,112,150,000	$0	$14,790,984,000	0.00%
Premiums for the year Life Insurance	51,644,125	7,951,091	0	43,693,034	0.00%
Annuities	2,712	0	0	2,712	0.00%
Accident and Health	142,327	107,119	0	35,208	0.00%
Group Life & Other	2,759,826	0	0	2,759,826	0.00%

Total Premiums	$54,548,990	$8,058,210	$0	$46,490,780	0.00%

December 31, 2000
Life Insurance in force	$16,509,613,000	$2,591,318,000	$0	$13,918,295,000	0.00%
Premiums for the year Life Insurance	46,683,551	4,710,619	0	41,972,932	0.00%
Annuities	2,023	0	0	2,023	0.00%
Accident and Health	2,335	1,735	0	600	0.00%
Group Life & Other	2,561,169	0	0	2,561,169	0.00%

Total Premiums	$49,249,078	$4,712,354	$0	$44,536,724	0.00%

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

3.1*	Amended and Restated By-laws of Registrant

10.1**	1997 Annual Incentive Plan of Erie Indemnity Company

10.2**	Erie Indemnity Company Long-Term Incentive Plan

10.3**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.4**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.5**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.6**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.7***	Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.8***	Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Douglas F. Ziegler

10.9***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.10***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.11***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.12***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.13***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.14****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.15****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

10.16****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.17****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.18****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.19****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

10.20*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne

10.21*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder

10.22*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia

10.23*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.24*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.25*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler

10.26*****	Summary of termination benefits provided Stephen A. Milne upon voluntary termination from active employment on January 18, 2002

10.27	Employment Agreement effective May 9, 2002 by and between Erie Indemnity Company and Jeffrey A. Ludrof	36

10.28	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Jan R. Van Gorder	52

10.29	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Philip A. Garcia	53

10.30	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and John J. Brinling, Jr.	54

10.31	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Douglas F. Ziegler	55

10.32	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Michael J. Krahe	56

10.33	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Thomas B. Morgan	72

13	2002 Annual Report to Shareholders. Reference is made to the Annual Report furnished to the Commission, herewith.	88

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

16	Letter regarding change in certifying accountant	130

99.1****	Audit Committee Charter

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.	131

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.	132

*	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1998 that was filed with the Commission on March 9, 1999.

**	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1997 that was filed with the Commission on March 11, 1998.

***	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1999 that was filed with the Commission on March 28, 2000.

****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000 that was filed with the Commission on March 19, 2001.

*****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2001 that was filed with the Commission on March 15, 2002.