Form 10-Q
period 2003-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 2003-04-24
CIK 33416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

           Yes ☒             No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

           Yes  ☐             No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on April 18, 2003.

INDEX

ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Statements of Financial Position — March 31, 2003 and December 31, 2002

Statements of Operations — Three months ended March 31, 2003 and 2002

Statements of Comprehensive Income — Three months ended March 31, 2003 and 2002

Statements of Cash Flows — Three months ended March 31, 2003 and 2002

Notes to Financial Statements — March 31, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Item 4.    Controls and Procedures

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

OFFICER CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31,	December 31,
ASSETS	2003	2002

	(Unaudited)

Invested Assets:
Fixed Maturities at fair value (amortized cost of $1,069,127 and $986,137, respectively)	$1,136,671	$1,039,367
Equity Securities at fair value (cost of $68,498 and $66,072, respectively)	72,226	68,749
Limited Partnerships (cost of $15,665 and $16,352, respectively)	15,530	16,053
Real Estate	1,189	1,210
Policy Loans	9,571	9,516
Real Estate Mortgage Loans	6,876	7,175

Total Invested Assets	$1,242,063	$1,142,070
Cash and Cash Equivalents	109,795	97,022
Premiums Receivable from Policyholders	5,994	6,225
Reinsurance Recoverable	1,332	1,713
Other Receivables	690	1,486
Accrued Investment Income	18,007	13,353
Deferred Policy Acquisition Costs	106,672	104,065
Reserve Credit for Reinsurance Ceded	15,461	14,123
Prepaid Federal Income Taxes	0	2,674
Other Assets	12,998	6,888

Total Assets	$1,513,012	$1,389,619

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2003	2002

	(Unaudited)

Liabilities:
Policy Liabilities and Accruals:
Future Policy Benefits	$97,369	$94,243
Policy and Contract Claims	2,559	2,362
Annuity Deposits	863,507	803,675
Universal Life Deposits	139,393	135,551
Supplementary Contracts Not Including Life Contingencies	629	625
Other Policyholder Funds	11,567	14,335
Federal Income Taxes Payable	1,036	0
Deferred Income Taxes	46,160	41,577
Reinsurance Premium Due	607	1,591
Securities Lending Collateral	74,188	41,669
Accounts Payable and Accrued Expenses	19,088	9,673
Note Payable to Erie Indemnity Company	15,000	15,000
Due to Affiliates	1,962	2,886
Dividends Payable	1,985	1,985

Total Liabilities	$1,275,050	$1,165,172

Shareholders’ Equity:
Common Stock, $.40 Par Value Per Share; Authorized 15,000,000 Shares; 9,450,000 Shares Issued and Outstanding	$3,780	$3,780
Additional Paid-In Capital	630	630
Accumulated Other Comprehensive Income	46,239	36,145
Retained Earnings	187,313	183,892

Total Shareholders’ Equity	$237,962	$224,447

Total Liabilities and Shareholders’ Equity	$1,513,012	$1,389,619

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	(Dollars in thousands, except per share data)
	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Revenues:
Net Policy Revenue:
Life Premiums	$12,242	$11,579
Group Life and Other Premiums	847	750

Total Net Policy Revenue	$13,089	$12,329
Net Investment Income	18,584	14,510
Net Realized Gains on Investments	2,162	2,054
Equity in Earnings of Limited Partnerships	280	1,069
Other Income	177	244

Total Revenues	$34,292	$30,206

Benefits and Expenses:
Death Benefits	$3,841	$3,500
Interest on Annuity Deposits	9,935	9,541
Interest on Universal Life Deposits	1,779	1,763
Surrender and Other Benefits	273	268
Increase in Future Life Policy Benefits	1,788	2,565
Amortization of Deferred Policy Acquisition Costs	3,315	1,612
Commissions	1,341	944
General Expenses	3,064	2,695
Taxes, Licenses and Fees	677	612

Total Benefits and Expenses	$26,013	$23,500

Income before Income Taxes	$8,279	$6,706
Provision for Federal Income Tax (Benefit):
Current	3,725	1,847
Deferred	(852)	473

Total Provision for Federal Income Tax	2,873	2,320

Net Income	$5,406	$4,386

Net Income Per Share (Basic and Diluted)	$0.57	$0.46

Dividends Declared Per Share	$0.21	$0.21

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	(Amounts in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Net income	$5,406	$4,386
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) Arising During Period	17,691	(13,882)
Less: Gains Included in Net Income	(2,162)	(2,054)

Net Unrealized Holding Gains (Losses) Arising During Period	$15,529	$(15,936)

Income Tax Expense (Benefit) Related to Unrealized Gains (Losses)	5,435	(5,577)

Unrealized Appreciation (Depreciation) of Investments, net of Tax	$10,094	$(10,359)

Comprehensive Income (Loss)	$15,500	$(5,973)

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	(Dollars in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net income	$5,406	$4,386
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond and mortgage premium (discount)	37	(58)
Amortization of deferred policy acquisition costs	3,315	1,612
Real estate depreciation	21	21
Software amortization	62	62
Deferred federal income tax (benefit) expense	(852)	473
Realized gains on investments	(2,162)	(2,054)
Equity in earnings of limited partnerships	(280)	(1,069)
Decrease in premiums receivable	230	82
Decrease (increase) in other receivables	798	(598)
Increase in accrued investment income	(4,654)	(4,390)
Increase in policy acquisition costs deferred	(5,922)	(4,662)
(Increase) decrease in other assets	(6,173)	446
(Increase) decrease in reinsurance recoverables and reserve credits	(958)	1,660
Decrease in prepaid federal income taxes	3,711	1,833
Increase in future policy benefits and claims	3,323	2,553
(Decrease) increase in other Policyholder funds	(2,768)	1,315
Decrease in reinsurance premium due	(985)	(1,319)
Increase (decrease) in accounts payable and due to affiliates	8,492	(1,727)

Net cash provided by (used in) operating activities	$641	$(1,434)

Cash flows from investing activities:
Purchase of investments:
Fixed maturities	$(192,838)	$(106,771)
Equity securities	(5,590)	(12,426)
Mortgage loans	(1,500)	0
Limited partnerships	(650)	(4,937)
Sales/maturities of investments:
Sales of fixed maturities	82,950	22,630
Calls/maturities of fixed maturities	29,032	40,399
Equity securities	3,154	7,544
Limited partnerships	1,617	2,421
Increase (decrease) in collateral from securities lending	32,519	(10,013)
Principal payments received on mortgage loans	1,800	45
Loans made to Policyholders	(463)	(437)
Payments received on policy loans	409	224

Net cash used in investing activities	$(49,560)	$(61,321)

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	(Dollars in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Cash flows from financing activities:
Annuity and supplementary contract deposits and interest	$72,153	$40,486
Annuity and supplementary contract surrenders and withdrawals	(12,318)	(9,992)
Universal life deposits and interest	5,093	4,563
Universal life surrenders	(1,251)	(1,183)
Dividends paid to Shareholders	(1,985)	(1,843)

Net cash provided by financing activities	$61,692	$32,031

Net increase (decrease) in cash and cash equivalents	12,773	(30,724)
Cash and cash equivalents at beginning of year	97,022	159,462

Cash and cash equivalents at end of quarter	$109,795	$128,738

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$52	$52
Income taxes	14	14

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
All dollar amounts are in thousands

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003.

NOTE B — INVESTMENTS

At March 31, 2003 marketable equity securities consist of nonredeemable preferred stock while fixed maturities consist of bonds, notes and redeemable preferred stock. The Company sold its entire common stock portfolio in the fourth quarter of 2002. Management considers all fixed maturities and marketable equity securities available-for-sale. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of Shareholders’ equity.

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2003
Fixed Maturities:
Bonds:
U.S. Treasuries and Government Agencies	$52,142	$1,983	$0	$54,125
Special Revenue	61,863	3,230	0	65,093
Public Utilities	110,111	7,883	489	117,505
U.S. Banks, Trusts and Insurance Companies	211,561	13,818	376	225,003
U.S. Industrial and Miscellaneous	518,134	38,424	3,037	553,521
Foreign	108,268	7,441	1,776	113,933

Total Bonds	1,062,079	72,779	5,678	1,129,180
Redeemable Preferred Stock	7,048	459	16	7,491

Total Fixed Maturities	$1,069,127	$73,238	$5,694	$1,136,671

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE B — INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Equity Securities:
Nonredeemable Preferred Stock:
U.S. Banks, Trusts and Insurance Companies	$9,826	$406	$0	$10,232
U.S. Industrial and Miscellaneous	11,871	766	62	12,575
Foreign	46,801	3,173	555	49,419

Total Equity Securities	$68,498	$4,345	$617	$72,226

Total Available-for-Sale Securities	$1,137,625	$77,583	$6,311	$1,208,897

December 31, 2002
Fixed Maturities:
Bonds:
U.S. Treasuries and Government Agencies	$51,268	$2,607	$0	$53,875
Special Revenue	41,010	2,376	0	43,386
Public Utilities	103,695	5,567	1,421	107,841
U.S. Banks, Trusts and Insurance Companies	180,503	11,751	334	191,920
U.S. Industrial and Miscellaneous	501,206	33,305	4,479	530,032
Foreign	99,624	5,947	2,393	103,178

Total Bonds	977,306	61,553	8,627	1,030,232
Redeemable preferred stock	8,831	304	0	9,135

Total fixed maturities	$986,137	$61,857	$8,627	$1,039,367

Equity Securities:
Nonredeemable Preferred Stock:
U.S. Banks, Trusts and Insurance Companies	$7,016	$211	$0	$7,227
U.S. Industrial and Miscellaneous	11,872	773	0	12,645
Foreign	47,184	2,496	803	48,877

Total Equity Securities	$66,072	$3,480	$803	$68,749

Total Available-for-Sale Securities	$1,052,209	$65,337	$9,430	$1,108,116

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE B — INVESTMENTS (Continued)

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

The components of net realized gains on investments as reported on the Statements of Operations are included below. Included in the March 31, 2003 gross realized losses on fixed maturities are impairment charges totaling $3,445. These charges relate primarily to investments in the energy, real estate and insurance sectors.

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Fixed maturities:
Gross realized gains	$7,004	$969
Gross realized losses	4,833	10

Net realized gains	$2,171	$959

Equity securities:
Gross realized gains	$0	$1,102
Gross realized losses	9	7

Net realized (losses) gains	$(9)	$1,095

Net realized gains on investments	$2,162	$2,054

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower in return. Company policy requires collateral equal to 102% of the fair value of the loaned securities. The Company maintains full ownership rights to the securities loaned and continues to earn interest on them. In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest on these short-term investments with the borrower. Revenue received for the quarters ended March 31, 2003 and 2002, related to this program totaled $21 and $35, respectively.

The Company had loaned securities with a market value of $72,590 and $37,499 and secured collateral of $74,188 and $38,946 at March 31, 2003 and 2002, respectively. The Company maintains the loaned securities on its Statements of Financial Position as part of its invested assets. The Company has incurred no losses on the loan program since the program’s inception.

Limited partnerships at March 31, 2003 include U.S. and foreign real estate and fixed income investments. These partnerships are recorded using the equity method, which approximates the Company’s share of the carrying value of the partnership. The Company has not guaranteed any of the partnership liabilities.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE B — INVESTMENTS (Continued)

The components of equity in earnings of limited partnerships as reported on the Statements of Operations are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Fixed Income	$(88)	$53
Real Estate	368	1,016

	$280	$1,069

NOTE C — SEGMENT INFORMATION

The Company offers a range of products and services, but operates as one reportable life insurance segment. The Company’s Traditional Life insurance line includes permanent life, endowment life, term life and whole life policies. The Universal Life line includes all fixed universal life products sold by the Company. Variable universal life products are not sold by the Company. The Fixed Annuities line includes fixed ordinary deferred annuities, tax advantaged deferred annuities, annuities in pay-out and structured settlements. Neither variable nor equity indexed annuity products are sold by the Company. The Group Life and Other line includes group life insurance and disability income products. The Corporate Account line includes investment income earned from surplus not specifically allocable to any one product type. Investment-related income is allocated based on the assumption that the fixed maturities and preferred stock portfolios support the insurance product lines and the common stock, limited partnership and remaining fixed maturity investments support the Corporate Account. Because the Company sold its entire common stock portfolio at the end of 2002, a larger percentage of the fixed maturity portfolio will support the Corporate Account in 2003 and future periods.

				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
March 31, 2003	Life	Life	Annuities	Other	Account	Total

Total policy revenue, net of reinsurance	$8,963	$3,279	$1	$846	$0	$13,089
Total investment-related and other income	1,892	2,386	14,846	41	2,038	21,203

Total revenues	$10,855	$5,665	$14,847	$887	$2,038	$34,292

Less: Total benefits and expenses	9,406	4,309	11,488	810	0	26,013

Income from operations, before taxes	$1,449	$1,356	$3,359	$77	$2,038	$8,279

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE C — SEGMENT INFORMATION (Continued)

				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
March 31, 2002	Life	Life	Annuities	Other	Account	Total

Total policy revenue, net of reinsurance	$8,589	$2,987	$1	$752	$0	$12,329
Total investment-related and other income	1,583	2,067	10,786	44	3,397	17,877

Total revenues	$10,172	$5,054	$10,787	$796	$3,397	$30,206

Less: Total benefits and expenses	8,573	4,013	10,068	846	0	23,500

Income (loss) from operations, before taxes	$1,599	$1,041	$719	$(50)	$3,397	$6,706

NOTE D — REINSURANCE

The Company has entered into various reinsurance treaties for the purpose of ceding the excess of life insurance over Company established retention limits. Reinsurance contracts do not relieve the Company from its obligations to Policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company considers all of its reinsurance assets to be collectible; therefore, no allowance has been established for uncollectible amounts.

Generally, the Company’s retention limit is $300 per life for individual coverage. For its two newest products, ERIE Flagship Term2 and ERIE Target Term, the Company reinsures 50% and 90%, respectively, with unaffiliated reinsurers, subject to the Company’s $300 retention limit. For its disability income product, the Company has a 50% coinsurance agreement with its reinsurer. As of March 31, 2003, and 2002, $7.4 billion and $4.8 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance business is with Business Men’s Assurance Company of America (BMA), which reinsures a portion of the Company’s life and accident and health business. At March 31, 2003, the amount of in-force life insurance ceded to BMA totaled approximately $4.5 billion.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE D — REINSURANCE (Continued)

The effect of ceded reinsurance in the Statements of Operations is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Revenues:
Direct policy revenue	$16,400	$13,986
Policy revenue ceded	3,311	1,657

Net policy revenue	13,089	12,329
Net investment income	18,584	14,510
Net realized gains on investments	2,162	2,054
Equity in earnings of limited partnerships	280	1,069
Other income	177	244

Total revenues	$34,292	$30,206

Benefits and expenses:
Death benefits	$5,207	$3,865
Reinsurance recoveries	1,366	365

Net death benefits	3,841	3,500
Interest on deposits and other Policyholder benefits	11,987	11,572
Increases in future life policy benefits	3,126	2,545
Reinsurance reserve (credits) charges	(1,338)	20

Net increases in future life policy benefits	1,788	2,565
Amortization of deferred policy acquisition costs	3,315	1,612
Commissions	2,895	1,694
Reinsurance commission allowance	1,554	750

Net commissions	1,341	944
General expenses, taxes, licenses and fees	3,741	3,307

Total benefits and expenses	$26,013	$23,500

Income before income taxes	$8,279	$6,706

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE E — COMMITMENTS

The Company has outstanding commitments to invest up to $3.4 million in limited partnerships at March 31, 2003. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.

NOTE F — STATUTORY INFORMATION

The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the PA Insurance Code) amounts to $1,650. The Company’s total statutory capital and surplus well exceeded these minimum requirements.

NOTE G — NOTE PAYABLE TO ERIE INDEMNITY COMPANY

The Company has a $15,000 surplus note payable to the Erie Indemnity Company (EIC). This note bears an annual interest rate of 6.45%. Interest on the surplus note is scheduled to be paid semi-annually, subject to approval of the Pennsylvania Insurance Commissioner. The note will be payable on demand on or after December 31, 2005. The Company accrued interest of $242 in the first quarter of 2003 and 2002 which is payable to EIC.

The Company intends to issue an additional surplus note to EIC during the second quarter of 2003 in an amount not to exceed $25,000 in exchange for $25,000 in cash upon the approval of the Pennsylvania Insurance Department. All payments of interest and principal on this second note may be paid only out of unassigned surplus of EFL and are subject to prior approval by the Pennsylvania Insurance Commissioner. This note is being issued to strengthen the surplus of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial information and related notes found on pages 3 through 15, herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003.

FINANCIAL OVERVIEW

Net income increased to $5.4 million, or $0.57 per share, in the first quarter of 2003, compared to $4.4 million or $0.46 per share, for the first quarter of 2002, an increase of 23.3%. Contributing to this growth were increases in policy revenue and net investment income.

Net income, excluding net realized capital gains and related federal income taxes increased to $4.0 million, or $0.42 per share, in the first quarter of 2003 compared to $3.1 million, or $0.32 per share, for the same period in 2002, an increase of 31.1%. Increases in policy revenue and net investment income during the quarter were partially offset by a decrease in equity in earnings of limited partnerships and an increase in amortization of deferred acquisition costs (DAC).

The table below reconciles the Company’s GAAP-basis net income to net income excluding net realized gains and related income taxes. Management believes this measure assists the financial statement reader in interpreting and evaluating the financial results of the Company by removing the effects of non-recurring gains and losses from investment sales, which could significantly impact the Company’s financial results from one period to another based on the timing of investment sales and resulting gains or losses.

	Three months ended
	March 31,

	2003	2002

Net income	$5,406	$4,386
Net realized gains on investments	(2,162)	(2,054)
Income tax expense on realized gains	757	719

Realized gains net of income tax expense	$(1,405)	$(1,335)

Net income excluding net realized gains and related income taxes	$4,001	$3,051

REVENUES

Analysis of Policy Revenue

Total net policy revenue increased $0.8 million, or 6.2%, to $13.1 million in the first quarter of 2003, from $12.3 million during the same period in 2002. Contributing to this growth was an increase in net premiums on traditional life insurance policies of 13.3% to $9.4 million for the quarter ended March 31, 2003. Total policies in force on traditional life insurance products increased 9.4% to 191,257 at March 31, 2003, compared to 174,863 at March 31, 2002.

Sales of the Company’s newest traditional life products – ERIE Target Term and Erie Flagship Term2, continue to rise. These products, along with Erie Flagship Term2’s predecessor, Erie Flagship Term, generated direct premiums totaling $4.8 million and $2.5 million during the quarters ended March 31, 2003 and 2002, respectively. Net premiums for these products, which are heavily reinsured, totaled $1.7 million and $1.2 million for the three months ended March 31, 2003 and 2002, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Investment-related Income

Net investment income increased $4.1 million, or 28.1%, to $18.6 million in the first quarter of 2003 from $14.5 million for the same period in 2002. The increase in net investment income for the first quarter of 2003 compared to similar periods in 2002 is related to larger invested balances in 2003, compared to 2002, partially offset by lower yields in 2003 due to lower interest rates.

Net realized gains on investments were $2.2 million in the first quarter of 2003, compared to $2.1 million in the first quarter of 2002. Net realized gains for the first quarter of 2003 were net of $3.4 million of impairment charges. There were no impairment charges in the first quarter of 2002. The first quarter 2003 impairment charges were from investments primarily in the energy, real estate and insurance sectors.

The Company recorded earnings in limited partnerships of $0.3 million in the first quarter of 2003, compared to earnings of $1.1 million during the same period in 2002. The 2003 decrease in partnership earnings relates to decreased earnings on real estate partnerships in 2003.

The Company’s performance of its fixed maturities and preferred stock compared to market indices is presented below:

Two years ended
March 31, 2003 (Pre-tax annualized returns)

Fixed maturities	9.53%
Preferred stock	12.05%
Other indices:
Lehman Brothers Global Aggregate Bond Index – Unhedged	11.03%

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies increased 9.7% in the first quarter of 2003 to $3.8 million from $3.5 million for the same period in 2002. Random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to the small number of claims involved. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes that its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased $0.4 million, or 3.6%, to $11.7 million in the first quarter of 2003 from $11.3 million in the first quarter of 2002. Annuity and universal life deposits

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

continue to increase. However, the interest expense on these deposits increased only slightly due to the interest rates credited on these deposits being lowered in 2003 and 2002. The interest rates credited on annuity and universal life deposits in 2003 and 2002 were at the following rates:

	Annuity	Universal Life
	Deposits	Deposits

January 1, 2002 – February 19, 2002	5.00% - 6.00%	6.00% - 6.75%
February 20, 2002 – October 7, 2002	4.75% - 5.50%	5.50% - 6.25%
October 8, 2002 – December 2, 2002	4.25% - 5.00%	5.25% - 6.00%
December 3, 2002 – February 24, 2003	4.00% - 4.80%	5.25% - 6.00%
February 25, 2003 – March 10, 2003	3.75% - 4.70%	5.25% - 6.00%
March 11, 2003 – March 31, 2003	3.75% - 4.70%	5.00% - 5.75%

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. Future life policy benefits totaled $1.8 million in the first quarter of 2003, compared to $2.6 million in the first quarter of 2002. March 2002 included $0.9 million in adjustments to reflect a reduction in the reserve credit for rated business and the new term products.

Amortization of deferred policy acquisition costs increased $1.7 million to $3.3 million in the first quarter of 2003. Throughout the year the Company evaluates the recoverability of the DAC asset for new issues using an actuarial model that allocates actual expenses to the various lines and comparing them to assumed, or expected, expenses. Unrecoverable deferred costs are expensed in the period of determination. In the first quarter of 2003, a charge of $0.4 million was recorded to expense unrecoverable deferred costs.

Analysis of Other Expenses

General expenses and commissions increased $0.8 million, or 21.0%, to $4.4 million for the first quarter 2003, compared to $3.6 million for the same period in 2002. General expenses include wages and salaries, employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company related to the acquisition and underwriting of new policies are deferred as DAC. Such expenses include medical inspection and exam fees related to new business production, wages, salaries and employee benefits of underwriting personnel, and salaries, employee benefits and bonuses paid to branch sales employees for the production of life and annuity business.

General expenses, net of DAC, increased $0.4 million, or 13.7%, to $3.1 million for the quarter ended March 31, 2003. This increase is the result of a contribution to the supplemental employee retirement plan for a recently retired executive of the Company.

Direct commissions to independent Agents include new and renewal commissions, production bonuses and promotional incentives to Agents. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, are deferrable as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. For the first quarter of 2003, net commission expense increased $0.4 million to $1.3 million, compared to $0.9 million for the first quarter of 2002. This increase can be attributed to the growth in annuity sales. Flexible premium deferred annuity commissions, a portion of which have been capitalized as commissions in the DAC, have increased $1.3 million to $1.6 million in 2003 from $0.3 million for the three months ended March 31, 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Investments

The Company’s investment strategies and portfolios are structured to match the features of the life insurance and annuity products sold by the Company. Annuities and life insurance policies are long-term products; therefore, the Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. The Company’s investments are managed on a total return approach that focuses on current income and capital appreciation.

The Company’s invested assets are sufficiently liquid to meet commitments to our Policyholders. At March 31, 2003, the Company’s investment portfolio consisting of cash, investment grade bonds and investment grade preferred stock, totaled more than $1.2 billion or 83% of total assets. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds.

The Company continually reviews the investment portfolio to evaluate positions that might incur other-than-temporary declines in value. For investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry, including downgrades by the major rating agencies, are considered in evaluating impairment in value. In addition to specific factors, other factors considered in the Company’s review of investment valuation are the length of time the market value is below cost and the amount the market value is below cost.

For fixed maturity and preferred stock investments, the Company individually analyzes all positions with emphasis on those that have declined more than 20% below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if declines in value are due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred market price declines of over 20% for a period greater than six months where the creditworthiness of the issuer or other factors indicate a decline that is other-than-temporary, are either sold or recognized as impaired and reflected as a charge to the Company’s operations. The first quarter 2003 impairments of $3.4 million were previously discussed in the “Analysis of Investment–related Income” section and are related to impairments of fixed maturity investments.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reserve Liabilities

The Company’s primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves for each policy based upon factors such as the type of policy, the age of the insured, and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves for each policy based on the amount of Policyholder deposits (less applicable insurance and expense charges) plus interest earned on those deposits. Life insurance and annuity reserves are supported primarily by the Company’s long-term, fixed-income investments as the underlying policy reserves are generally also of a long-term nature.

Financial Ratings

Insurance companies are rated by rating agencies to provide insurance consumers and investors with meaningful information on the rated companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims. The ratings are generally based upon factors relevant to Policyholders and are not directed toward return to investors.

The Company’s rating from A.M. Best was lowered from A+ (Superior) to A (Excellent) in March 2003. The A (Excellent) rating places the Company in the top 17% of more than 1,000 individual insurers or groups of insurers rated and continues to affirm the Company’s strong financial position. The Company also has a rating of B+ (Good) from Weiss Ratings, Inc. The B+ rating means that the Company offers good financial security and has the resources necessary to deal with a variety of adverse conditions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company’s major sources of cash are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the three months ended March 31, 2003 was $0.6 million. The Company’s liquidity position remains strong as invested assets and cash and cash equivalents increased by more than $112.8 million during the first quarter of 2003 to $1.4 billion.

Annuity and universal life deposits, which do not appear as revenue on the Statement of Operations, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions. This method of accounting records deposits as a liability rather than as revenue. Annuity and universal life deposits were $65.5 million in the first quarter of 2003 and $33.7 million in the first quarter of 2002. The increased volatility in the equity markets has continued to help drive annuity sales.

The Company’s current commitments for expenditures as of March 31, 2003 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to Shareholders. In addition, the Company has outstanding commitments to invest up to $3.4 million in its real estate limited partnerships at March 31, 2003. All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. At March 31, 2003 and 2002, there were no borrowings on this line of credit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Products with Interest Rate Guarantees

Several of the Company’s annuity and universal life products offer guaranteed interest rates to Policyholders. In response to the current interest rate environment, the Company has recently reduced the credited interest rates to historically low levels. Certain products are now within 5 basis points of the minimum interest rates guaranteed under these policies.

If the interest rates on fixed income securities continue to decline, the interest rates available in the marketplace may be insufficient to produce our current target profit margins or, in extreme situations, could produce negative profit margins on annuity and universal life deposits. In this situation, new policy issuance and new money received on existing contracts could be restricted.

The Company has filed a revision to current deferred annuity products to lower interest rate guarantees on newly issued policies to 3.0% in all policy years. The change has been approved and implemented in all states in which the Company is licensed. The Company has filed additional revisions to lower the interest rate guarantees on new deferred annuity products even further.

The Company has limited ability in its universal life and annuity policy contracts to restrict new deposits on existing contracts. New deposits are limited under the terms of the Company’s universal life and annuity contracts as follows:

•	Universal life products provide for planned premium amounts. Additional unplanned premium payments may be made at any time during the insured’s life and before the end of the payment period. The amounts of such payments must be acceptable to the Company and be within IRS guidelines. Policies in force at March 31, 2003, have an estimated annualized planned premium of approximately $28.1 million.

•	Flexible premium deferred annuity contracts allow the Company to limit deposits to a maximum of $25,000 per year. There are currently over 21,000 contracts in force.

The recovery of acquisition costs previously capitalized on annuity and universal life products is dependent on the future profitability of this business. Reduced investment margins over an extended period of time could affect the recoverability of the deferred policy acquisition asset.

During the first quarter of 2003, the average rates credited on flexible premium deferred annuities and universal life deposits were 4.7% and 5.5%, respectively. The current coupon yield on fixed maturities matched against our universal life and annuity products at March 31, 2003, was 6.5%.

Investment Market Conditions

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

The Company’s substantial portfolio of equity and fixed income investments could also be affected by potential future terrorist actions which may affect the level of economic activity as well as investor confidence in the U.S. capital markets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2002 Annual Report on Form 10-K. The risks associated with interest rate guarantees on our universal life and annuity products are discussed in the Report on Form 10-K in Factors That May Affect Future Results on page 27. The information contained in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

The Company also has exposure to credit risk through its portfolios of fixed maturity securities, preferred stock, mortgage loans and to a lesser extent short-term investments. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. The Company’s objective is to earn competitive returns by investing in a diversified portfolio of securities. The Company manages this risk by performing up front underwriting analysis and regular reviews by its investment staff. The fixed maturity investments are also maintained between minimum and maximum percentages of invested assets.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, profitability and business relationships and the Company’s other business activities during 2003 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

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

Reports on Form 8-K

On February 25, 2003, the Company filed a report on Form 8-K, reporting under Item 5, that a press release had been issued reporting the Company’s earnings for the quarter and year ended December 31, 2002.

On March 3, 2003, the Company filed a report on Form 8-K, reporting under Item 4, that effective March 3, 2003, Ernst & Young, LLP succeeded Malin, Bergquist & Company, LLP as the Company’s independent auditors. As mentioned in the Form 8-K, there were no disagreements with Malin, Bergquist & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the Company’s two most recent fiscal years and throughout the date of the Form 8-K filing.

On March 27, 2003, the Company filed a report on Form 8-K/A, amending the Form 8-K filing of March 3, 2003. The amendment was filed to specify that Malin, Bergquist & Company, LLP was dismissed on March 27, 2003 as the Company’s independent auditors and that Ernst & Young, LLP was engaged as the Company’s independent auditors on March 28, 2003. Malin, Bergquist & Company, LLP’s reports on the Company’s financial statements for the past two years were unqualified and there were no disagreements on any matter of accounting principles, practices or financial statement disclosure. A consent letter was filed as an exhibit to the 8-K in which Malin, Bergquist and Company, LLP agreed with such statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Family Life Insurance Company (Registrant)

Date: April 24, 2003	/s/ Jeffrey A. Ludrof (Jeffrey A. Ludrof, President & CEO)

/s/ Philip A. Garcia (Philip A. Garcia, Executive Vice President & CFO)

CERTIFICATIONS

I, Jeffrey A. Ludrof, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Erie Family Life Insurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date:  April 24, 2003

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

Date:  April 24, 2003

/s/ Philip A. Garcia Philip A. Garcia, Executive Vice President & CFO