Form 10-Q
period 2003-06-30
ERIE FAMILY LIFE INSURANCE CO
filed 2003-07-24
CIK 33416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Yes         No X

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on July 15, 2003.

INDEX

ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Statements of Financial Position - June 30, 2003 and December 31, 2002
Statements of Operations - Three and six months ended June 30, 2003 and 2002
Statements of Comprehensive Income - Three and six months ended June 30, 2003 and 2002
Statements of Cash Flows - Six months ended June 30, 2003 and 2002
Notes to Financial Statements - June 30, 2003
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

PART I. FINANCIAL INFORMATION

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Invested Assets:
Fixed Maturities at fair value (amortized cost of $1,135,457 and $986,137, respectively)	$1,247,728	$1,039,367
Equity Securities at fair value (cost of $67,572 and $66,072, respectively)	74,300	68,749
Limited Partnerships (cost of $15,549 and $16,352, respectively)	15,394	16,053
Real Estate	1,169	1,210
Policy Loans	9,782	9,516
Real Estate Mortgage Loans	6,831	7,175

Total Invested Assets	$1,355,204	$1,142,070
Cash and Cash Equivalents	82,354	97,022
Premiums Receivable from Policyholders	6,451	6,225
Reinsurance Recoverable	1,502	1,713
Other Receivables	492	1,486
Accrued Investment Income	14,962	13,353
Deferred Policy Acquisition Costs	109,812	104,065
Reserve Credit for Reinsurance Ceded	17,120	14,123
Prepaid Federal Income Taxes	3,430	2,674
Other Assets	6,958	6,888

Total Assets	$1,598,285	$1,389,619

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30,	December 31,
	2003	2002

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy Liabilities and Accruals:
Future Policy Benefits	$100,537	$94,243
Policy and Contract Claims	2,262	2,362
Annuity Deposits	902,085	803,675
Universal Life Deposits	143,415	135,551
Supplementary Contracts Not Including Life Contingencies	619	625
Other Policyholder Funds	10,664	14,335
Deferred Income Taxes	62,824	41,577
Reinsurance Premium Due	1,073	1,591
Securities Lending Collateral	68,679	41,669
Accounts Payable and Accrued Expenses	11,828	9,673
Note Payable to Erie Indemnity Company	15,000	15,000
Due to Affiliates	2,522	2,886
Dividends Payable	3,969	1,985

Total Liabilities	$1,325,477	$1,165,172

Shareholders’ Equity:
Common Stock, $.40 Par Value Per Share; Authorized 15,000,000 Shares; 9,450,000 Shares Issued and Outstanding	$3,780	$3,780
Additional Paid-In Capital	630	630
Accumulated Other Comprehensive Income	77,240	36,145
Retained Earnings	191,158	183,892

Total Shareholders’ Equity	$272,808	$224,447

Total Liabilities and Shareholders’ Equity	$1,598,285	$1,389,619

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002
Revenues:
Net Policy Revenue:
Life Premiums	$13,529	$12,772	$25,771	$24,351
Group Life and Other Premiums	805	746	1,651	1,497

Total Net Policy Revenue	$14,334	$13,518	$27,422	$25,848
Net Investment Income	19,843	16,998	38,426	31,508
Net Realized Gains (Losses) on Investments	2,099	(7,698)	4,261	(5,644)
Equity in Earnings of Limited Partnerships	120	2,513	400	3,582
Other Income	217	177	396	420

Total Revenues	$36,613	$25,508	$70,905	$55,714

Benefits and Expenses:
Death Benefits	$2,761	$3,928	$6,602	$7,428
Interest on Annuity Deposits	10,605	9,416	20,540	18,958
Interest on Universal Life Deposits	1,827	1,836	3,606	3,598
Surrender and Other Benefits	448	298	723	565
Increase in Future Life Policy Benefits	1,509	2,141	3,297	4,706
Amortization of Deferred Policy Acquisition Costs	2,417	2,410	5,732	4,021
Commissions	1,143	518	2,483	1,463
General Expenses	3,230	2,809	6,293	5,504
Taxes, Licenses and Fees	707	614	1,384	1,227

Total Benefits and Expenses	$24,647	$23,970	$50,660	$47,470

Income Before Income Taxes	$11,966	$1,538	$20,245	$8,244
Provision for Federal Income Tax:
Current	4,194	2,936	7,919	4,782
Deferred	(42)	(2,404)	(894)	(1,930)

Total Provision for Federal Income Tax	4,152	532	7,025	2,852

Net Income	$7,814	$1,006	$13,220	$5,392

Net Income Per Share	$0.83	$0.11	$1.40	$0.57

Dividends Declared Per Share	$0.42	$0.42	$0.63	$0.63

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002
Net Income	$7,814	$1,006	$13,220	$5,392

Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) Arising During Period	49,806	3,007	67,498	(10,875)
Less: (Gains) Losses Included in Net Income	(2,099)	7,698	(4,261)	5,644

Net Unrealized Holding Gains (Losses) Arising During Period	$47,707	$10,705	$63,237	($5,231)

Income Tax (Expense) Benefit Related to Unrealized Gains (Losses)	(16,706)	(3,747)	(22,142)	1,831

Unrealized Appreciation (Deprecation) of Investments, Net of Tax	$31,001	$6,958	$41,095	($3,400)

Comprehensive Income	$38,815	$7,964	$54,315	$1,992

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	(Dollars in thousands)
	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net income	$13,220	$5,392
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	5,732	4,021
Other amortization	318	28
Deferred federal income tax benefit	(894)	(1,930)
Realized (gains) losses on investments	(4,261)	5,644
Equity in earnings of limited partnerships	(400)	(3,582)
Decrease (increase) in premium and other receivables	769	(788)
Increase in accrued investment income	(1,610)	(1,056)
Increase in policy acquisition costs deferred	(11,479)	(9,892)
Increase in other assets	(195)	(4,286)
(Increase) decrease in reinsurance recoverables and reserve credits	(2,786)	653
(Increase) decrease in prepaid federal income taxes	(756)	8,538
Increase in future policy benefits and claims	6,194	5,593
(Decrease) increase in other Policyholder funds	(3,671)	2,281
Decrease in reinsurance premium due	(519)	(1,231)
Increase in accounts payable and due to affiliates	1,790	4,248

Net cash provided by operating activities	$1,452	$13,633

Cash flows used in investing activities:
Purchase of investments:
Fixed maturities	($319,547)	($275,561)
Equity securities	(8,598)	(20,817)
Limited partnerships	(1,910)	(5,499)
Sales/maturities of investments:
Sales of fixed maturities	116,032	72,764
Calls/maturities of fixed maturities	58,331	66,108
Equity securities	7,071	16,712
Limited partnerships	3,113	9,643
Increase (decrease) in collateral from securities lending	27,010	(20,915)
Net mortgage loans	345	90
Net policy loans	(266)	(429)

Net cash used in investing activities	($118,419)	($157,904)

See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	(Dollars in thousands)
	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Cash flows provided by financing activities:
Annuity and supplementary contract deposits and interest	$124,747	$81,704
Annuity and supplementary contract surrenders and withdrawals	(26,344)	(22,279)
Universal life deposits and interest	10,425	9,422
Universal life surrenders	(2,560)	(2,326)
Dividends paid to Shareholders	(3,969)	(3,827)

Net cash provided by financing activities	$102,299	$62,694

Net decrease in cash and cash equivalents	(14,668)	(81,577)
Cash and cash equivalents at beginning of year	97,022	159,462

Cash and cash equivalents at end of period	$82,354	$77,885

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$588	$588
Income taxes	8,675	(3,755)

     See notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
All dollar amounts are in thousands

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003.

NOTE B — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation provides guidance on the identification of variable interest entities (VIE) for which control is achieved through means other than through voting rights and how to determine when and which business enterprises should consolidate VIEs. The entity identified as the VIEs primary beneficiary is required to consolidate the VIE. This Interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the third quarter 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired after January 31, 2003.

Management is in the process of completing the evaluation of the impact of the Interpretation on the Company’s financial statements. Management believes the Erie Insurance Exchange (Exchange) may qualify as a VIE relative to its relationship with the Erie Indemnity Company (EIC) under the Interpretation, and may require consolidation in EIC’s financial statements dependent on the conclusions of the evaluation. Due to the unique relationship of the Company, EIC and the Exchange, the complexity of this Interpretation, and other factors, application of the Interpretation is complex. In addition, application of the Interpretation to the Exchange, may result in consolidation of the Company in EIC’s financial statements. Additional information relative to the Company’s relationship with EIC and the Exchange is provided herein.

In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF Issue No. 94-3. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Additionally, this Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, “Accounting for Asset Retirement Obligations.” The adoption of this standard had no impact on the Company’s results of operations, financial position or liquidity.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE C — RECLASSIFICATIONS

Certain amounts previously reported in the 2002 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings or total Shareholders’ Equity.

NOTE D — INVESTMENTS

At June 30, 2003 marketable equity securities consist of nonredeemable preferred stock while fixed maturities consist of bonds, notes and redeemable preferred stock. The Company sold its entire common stock portfolio in the fourth quarter of 2002. Management considers all fixed maturities available-for-sale. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of Shareholders’ Equity.

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2003
Fixed Maturities:
Bonds:
U.S. Treasuries and Government Agencies	$54,102	$2,712	$0	$56,814
Special Revenue	65,740	4,360	2	70,098
Public Utilities	133,074	12,608	90	145,592
U.S. Banks, Trusts and Insurance Companies	232,562	21,030	221	253,371
U.S. Industrial and Miscellaneous	514,767	56,806	842	570,731
Foreign	128,164	15,808	355	143,617

Total Bonds	$1,128,409	$113,324	$1,510	$1,240,223
Redeemable Preferred Stock	7,048	457	0	7,505

Total Fixed Maturities	$1,135,457	$113,781	$1,510	$1,247,728

Equity Securities:
Nonredeemable Preferred Stock:
U.S. Banks, Trusts and Insurance Companies	$10,834	$874	$0	$11,708
U.S. Industrial and Miscellaneous	13,872	1,116	0	14,988
Foreign	42,866	4,895	157	47,604

Total Equity Securities	$67,572	$6,885	$157	$74,300

Total Available-for-Sale Securities	$1,203,029	$120,666	$1,667	$1,322,028

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2002
Fixed Maturities:
Bonds:
U.S. Treasuries and Government Agencies	$51,268	$2,607	$0	$53,875
Special Revenue	41,010	2,376	0	43,386
Public Utilities	103,695	5,567	1,421	107,841
U.S. Banks, Trusts and Insurance Companies	180,503	11,751	334	191,920
U.S. Industrial and Miscellaneous	501,206	33,305	4,479	530,032
Foreign	99,624	5,947	2,393	103,178

Total Bonds	$977,306	$61,553	$8,627	$1,030,232
Redeemable Preferred Stock	8,831	304	0	9,135

Total Fixed Maturities	$986,137	$61,857	$8,627	$1,039,367

Equity Securities:
Nonredeemable Preferred Stock:
U.S. Banks, Trusts and Insurance Companies	$7,016	$211	$0	$7,227
U.S. Industrial and Miscellaneous	11,872	773	0	12,645
Foreign	47,184	2,496	803	48,877

Total Equity Securities	$66,072	$3,480	$803	$68,749

Total Available-for-Sale Securities	$1,052,209	$65,337	$9,430	$1,108,116

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

The components of net realized gains (losses) on investments as reported on the Statements of Operations are included below. There were no impairment charges recorded in the second quarter of

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

2003. Included in the second quarter 2002 gross realized losses on fixed maturities are impairment charges totaling $9.0 million. The year-to-date 2003 impairment charges included in gross realized losses on fixed maturities total $3.4 million.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002
Fixed maturities:
Gross realized gains	$2,258	$2,703	$9,263	$3,671
Gross realized losses	141	9,375	4,974	9,384

Net realized gains (losses)	$2,117	($6,672)	$4,289	($5,713)

Equity securities:
Gross realized gains	$29	$2,229	$29	$3,331
Gross realized losses	47	2,005	57	2,012

Net realized (losses) gains	($18)	$224	($28)	$1,319

Limited partnerships:
Gross realized gains	$0	$453	$0	$453
Gross realized losses	0	1,703	0	1,703

Net realized losses	$0	($1,250)	$0	($1,250)

Net realized gains (losses) on investments	$2,099	($7,698)	$4,261	($5,644)

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower in return. Company policy requires collateral equal to 102% of the fair value of the loaned securities. The Company maintains full ownership rights to the securities loaned and continues to earn interest on the securities. In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest on these short-term investments with the borrower. Revenue received for the three months ended June 30, 2003 and 2002, related to this program totaled $27 and $11, respectively. For the six months ended June 30, 2003 and 2002, revenue received related to this program totaled $48 and $46, respectively.

The Company had loaned securities with a market value of $67.1 million and $40.7 million and obtained collateral of $68.7 million and $41.7 million at June 30, 2003 and December 31, 2002, respectively. The Company maintains the loaned securities on its Statements of Financial Position as part of its invested assets. The Company has incurred no losses on the loan program since the program’s inception.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

Limited partnerships at June 30, 2003 include U.S. and foreign real estate and fixed income investments. Real estate limited partnerships represent 84.2% while fixed income limited partnerships represent 15.8% of the total carrying value at June 30, 2003. These partnerships are recorded using the equity method, which approximates the Company’s share of the carrying value of the partnership. The Company has not guaranteed any of the partnership liabilities.

The components of equity in earnings of limited partnerships as reported on the Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002
Fixed Income	$86	$116	($1)	$169
Real Estate	34	2,397	401	3,413

	$120	$2,513	$400	$3,582

NOTE E — SEGMENT INFORMATION

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

				Group
	Traditional	Universal	Fixed	Life &	Corporate
	Life	Life	Annuities	Other	Account	Total

Three Months Ended June 30, 2003
Total policy revenue, net of reinsurance	$10,189	$3,340	$1	$804	$0	$14,334
Total investment-related and other income	1,978	2,541	15,893	42	1,825	22,279

Total revenues	$12,167	$5,881	$15,894	$846	$1,825	$36,613

Less: Total benefits and expenses	8,819	3,647	11,830	351	0	24,647

Income before taxes	$3,348	$2,234	$4,064	$495	$1,825	$11,966

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE E — SEGMENT INFORMATION (Continued)

				Group
	Traditional	Universal	Fixed	Life &	Corporate
	Life	Life	Annuities	Other	Account	Total

Six Months Ended June 30, 2003
Total policy revenue, net of reinsurance	$19,152	$6,619	$2	$1,649	$0	$27,422
Total investment-related and other income	3,870	4,927	30,739	84	3,863	43,483

Total revenues	$23,022	$11,546	$30,741	$1,733	$3,863	$70,905

Less: Total benefits and expenses	18,226	7,956	23,318	1,160	0	50,660

Income before taxes	$4,796	$3,590	$7,423	$573	$3,863	$20,245

Three Months Ended June 30, 2002
Total policy revenue, net of reinsurance	$9,680	$3,092	$1	$745	$0	$13,518
Total investment-related and other income	1,015	1,329	7,012	28	2,606	11,990

Total revenues	$10,695	$4,421	$7,013	$773	$2,606	$25,508

Less: Total benefits and expenses	9,034	3,829	10,579	528	0	23,970

Income (loss) before taxes	$1,661	$592	($3,566)	$245	$2,606	$1,538

Six Months Ended June 30, 2002
Total policy revenue, net of reinsurance	$18,272	$6,079	$2	$1,495	$0	$25,848
Total investment-related and other income	2,597	3,396	17,798	72	6,003	29,866

Total revenues	$20,869	$9,475	$17,800	$1,567	$6,003	$55,714

Less: Total benefits and expenses	17,607	7,842	20,647	1,374	0	47,470

Income (loss) before taxes	$3,262	$1,633	($2,847)	$193	$6,003	$8,244

The fixed annuities product line was affected by impairment charges on fixed maturity investments totaling $9.0 million for the quarter and six months ended June 30, 2002. For the quarter ended June 30, 2003, there were no impairment charges recognized. Impairment charges for the six months ended June 30, 2003 totaled $3.4 million.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE F — REINSURANCE

The Company has entered into various reinsurance treaties for the purpose of ceding the excess of life insurance face amounts over Company established retention limits. Reinsurance contracts do not relieve the Company from its obligations to Policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company considers all of its reinsurance assets to be collectible; therefore, no allowance has been established for uncollectible amounts.

Generally, the Company’s retention limit is $300 per life for individual coverage. For its two newest products, ERIE Flagship Term2 and ERIE Target Term, the Company has first dollar quota share treaties with several unaffiliated reinsurers. The Company reinsures 50% and 90% of the ERIE Flagship Term2 and Erie Target Term products, respectively, subject to the Company’s $300 retention limit. For its disability income product, the Company has a 50% quota share agreement with its reinsurer. As of June 30, 2003, and 2002, $8.2 billion and $5.0 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance business is with Generali USA Reassurance Company (formerly Business Men’s Assurance Company of America), which reinsures a portion of the Company’s life and accident and health business. At June 30, 2003, the amount of in-force life insurance ceded to Generali totaled approximately $4.8 billion.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE F — REINSURANCE (Continued)

The effect of ceded reinsurance in the Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002
Revenues:
Direct policy revenue	$18,427	$16,286	$34,827	$30,272
Policy revenue ceded	4,093	2,768	7,405	4,424

Net policy revenue	14,334	13,518	27,422	25,848
Net investment income	19,843	16,998	38,426	31,508
Net realized gains (losses) on investments	2,099	(7,698)	4,261	(5,644)
Equity in earnings of limited partnerships	120	2,513	400	3,582
Other income	217	177	396	420

Total revenues	$36,613	$25,508	$70,905	$55,714
Benefits and expenses:
Death benefits	$3,511	$4,228	$8,718	$8,093
Reinsurance recoveries	750	300	2,116	665

Net death benefits	2,761	3,928	6,602	7,428
Interest on deposits and other Policyholder benefits	12,880	11,550	24,869	23,121
Increases in future life policy benefits	3,168	2,918	6,294	5,463
Reinsurance reserve credits	1,659	777	2,997	757

Net increases in future life policy benefits	1,509	2,141	3,297	4,706
Amortization of deferred policy acquisition costs	2,417	2,410	5,732	4,021
Commissions	2,827	2,250	5,721	3,945
Reinsurance commission allowance	1,684	1,732	3,238	2,482

Net commissions	1,143	518	2,483	1,463
General expenses, taxes, licenses and fees	3,937	3,423	7,677	6,731

Total benefits and expenses	$24,647	$23,970	$50,660	$47,470

Income before income taxes	$11,966	$1,538	$20,245	$8,244

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE G — COMMITMENTS

The Company has outstanding commitments to invest up to $2.2 million in limited partnerships at June 30, 2003. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.

NOTE H — STATUTORY INFORMATION

The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the PA Insurance Code) amounts to $1,650. In addition, the Company is subject to certain risk based capital surplus requirements. The Company’s total statutory capital and surplus significantly exceed these minimum requirements.

NOTE I — NOTE PAYABLE TO ERIE INDEMNITY COMPANY

The Company has a $15,000 surplus note payable to the Erie Indemnity Company (EIC). This note bears an annual interest rate of 6.45%. Interest on the surplus note is scheduled to be paid semi-annually, subject to approval of the Pennsylvania Insurance Commissioner. The note will be payable on demand on or after December 31, 2005, subject to approval by the Pennsylvania Insurance Commissioner. The Company paid interest totaling $0.5 million in the second quarter of 2003 and 2002.

The Company intends to issue an additional surplus note to EIC during the second half of 2003 in an amount not to exceed $25,000 in exchange for $25,000 in cash upon the approval of the Pennsylvania Insurance Commissioner. All payments of interest and principal on this second note may be paid only out of unassigned surplus of EFL and are subject to prior approval by the Pennsylvania Insurance Commissioner. This note is being issued to strengthen the surplus of the Company.

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

FINANCIAL OVERVIEW

Net income increased to $7.8 million, or $0.83 per share, in the second quarter of 2003, compared to $1.0 million or $0.11 per share, for the second quarter of 2002. Contributing to this growth was an increase in realized gains on investments of $9.8 million. For the six months ended June 30, 2003 net income increased to $13.2 million, or $1.40 per share, compared to $5.4 million, or $0.57 per share for the same period in 2002. An increase in realized gains on investments and net investment income were the principal reasons for the year-to-date increase in earnings.

Net income, excluding net realized gains (losses) and related federal income taxes (benefits) increased to $6.4 million, or $0.68 per share, in the second quarter of 2003 compared to $6.0 million, or $0.64 per share, for the same period in 2002, an increase of 7.3%. Increases in policy revenue and net investment income during the quarter were partially offset by a decrease in equity in earnings of limited partnerships. For the six months ended June 30, 2003 net income excluding net realized gains (losses) and related federal income taxes (benefits) increased 15.3% to $10.4 million, or $1.11 per share, from $9.1 million, or $0.96 per share during the six months ended June 30, 2002. Contributing to this increase were increases in policy revenue and net investment income as well as a decrease in net death benefits incurred on life insurance policies.

The table below reconciles the Company’s GAAP-basis net income to net income excluding net realized gains (losses) and related income taxes (benefits). Management believes this measure assists the financial statement reader in interpreting and evaluating the financial results of the Company by removing the effects of gains and losses from investment sales and/or charges for other-than-temporary impairments on investments, which could significantly impact the Company’s financial results from one period to another based on the timing of investment sales and/or impairment charges.

	Three Months Ended		Six Months Ended
	June 30		June 30

(dollars in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net income	$7,814	$1,006	$13,220	$5,392
Net realized (gains) losses on investments	(2,099)	7,698	(4,261)	5,644
Income tax expense (benefit) on realized (gains) losses	734	(2,695)	1,491	(1,976)

Realized (gains) losses net of income tax expense (benefit)	(1,365)	5,003	(2,770)	3,668

Net income excluding net realized (gains) losses and related income taxes (benefits)	$6,449	$6,009	$10,450	$9,060

Net income excluding net realized (gains) losses and related income taxes (benefits) per share	$0.68	$0.64	$1.11	$0.96

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

REVENUES

Analysis of Policy Revenue

Total net policy revenue increased $0.8 million, or 6.0%, to $14.3 million in the second quarter of 2003, from $13.5 million during the same period in 2002. Contributing to this growth was an increase in net premiums on universal life insurance policies of 8.0% to $3.4 million for the quarter ended June 30, 2003. Total policies in force on universal life insurance products increased 8.8% to 49,662 at June 30, 2003, compared to 45,644 at June 30, 2002. Total net policy revenue increased $1.6 million, or 6.1%, to $27.4 million for the six months ended June 30, 2003.

Analysis of Investment-related Income

Net investment income increased $2.8 million, or 16.7%, to $19.8 million in the second quarter of 2003 from $17.0 million for the same period in 2002. The increase in net investment income for the second quarter of 2003 compared to the same period in 2002 is related to larger invested balances in interest bearing bonds in 2003, compared to 2002, partially offset by lower investment portfolio yields in 2003 due to lower interest rates. Cash flow from the sale of the Company’s common stock portfolio in 2002 and increases in annuity deposits in 2003 contributed to this increase in the investments in interest bearing bonds.

Net realized gains on investments were $2.1 million in the second quarter of 2003, compared to net realized losses of $7.7 million in the second quarter of 2002. The 2002 losses were primarily the result of $9.0 million in impairment charges on fixed maturity investments. For the six months ended June 30, 2003, net realized gains were $4.3 million compared to net realized losses of $5.6 million in 2002.

The Company recorded earnings in limited partnerships of $0.1 million in the second quarter of 2003, compared to earnings of $2.5 million during the same period in 2002. The 2003 decrease in partnership earnings relates to decreased earnings on real estate partnerships in 2003.

The Company’s performance of its fixed maturities and preferred stock compared to market indices is presented below:

Two years ended
June 30, 2003
(Pre-tax annualized returns)

Fixed maturities	11.29%
Preferred stock	13.20%
Other indices:
Lehman Global Aggregate Bond Index – Unhedged	13.45%
Lehman Global Aggregate Bond Index – Hedged	7.74%

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies decreased 29.7% in the second quarter of 2003 to $2.8 million. For the six months ended June 30, 2003, death benefits on life insurance policies decreased $0.8 million, or 11.1%, to $6.6 million. Random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to the small number of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

claims involved. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes that its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased $1.1 million, or 10.5%, to $12.4 million in the second quarter of 2003 from $11.3 million in the second quarter of 2002. Annuity and universal life deposits continue to increase. However, the interest expense on these deposits increased at a smaller rate due to the interest rates credited on these deposits being lowered in 2003 and 2002. Interest was credited on annuity and universal life deposits in 2003 and 2002 at the following rates:

	Annuity	Universal Life
	Deposits	Deposits

January 1, 2002 – February 19, 2002	5.00% - 6.00%	6.00% - 6.75%
February 20, 2002 – October 7, 2002	4.75% - 5.50%	5.50% - 6.25%
October 8, 2002 – December 2, 2002	4.25% - 5.00%	5.25% - 6.00%
December 3, 2002 – February 24, 2003	4.00% - 4.80%	5.25% - 6.00%
February 25, 2003 – March 10, 2003	3.75% - 4.70%	5.25% - 6.00%
March 11, 2003 – May 14, 2003	3.75% - 4.70%	5.00% - 5.75%
May 15, 2003 – June 1, 2003	3.50% - 4.70%	5.00% - 5.75%
June 2, 2003 – June 30, 2003	3.50% - 4.70%	4.75% - 5.50%

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. Increase in future life policy benefits totaled $1.5 million in the second quarter of 2003, compared to $2.1 million in the second quarter of 2002. In the second quarter of 2002 an adjustment of approximately $0.7 million was made to correct the reserve credit for reinsured life policies which had lapsed, for which the reserve credit had not been reduced. The effect of this adjustment was to increase future life policy benefits by $0.7 million in the second quarter of 2002. Expenses related to increase in future life policy benefits decreased $1.4 million to $3.3 million for the six months ended June 30, 2003. In addition to the adjustment discussed above for the second quarter of 2002, the first quarter of 2002 included reserve credit adjustments of $0.4 million to reflect a change in the method of calculating the reserve credit for rated business and $0.5 million to update the computation basis for several new term products recently introduced. The adjustment for rated business was recommended by the Pennsylvania Insurance Department in order to make the calculation basis consistent with the related direct reserves. The adjustment for the new term products was made to properly match the reinsurance reserve credit on these new products with the GAAP reserves.

Amortization of deferred policy acquisition costs (DAC) totaled $2.4 million in the second quarters of 2003 and 2002. For the six months ended June 30, 2003, compared to the comparable period in 2002, amortization of DAC increased $1.7 million to $5.7 million. Included in the six months ended June 30, 2003 is amortization of $4.0 million attributable to general acquisition expense for traditional life policies compared to $2.1 million for the same period in 2002. The higher 2003 amount results from a recoverability analysis performed for the year ended December 31, 2002, which indicated that a higher than anticipated portion of acquisition expenses were nondeferrable. This analysis resulted in higher levels of DAC amortization in the fourth quarter of 2002.

Analysis of Other Expenses

General expenses and commissions increased $1.1 million, or 31.4%, to $4.4 million for the second quarter of 2003, compared to $3.3 million for the same period in 2002, and increased $1.8 million, or 26.0%, to $8.8 million for the six months ended June 30, 2003. General expenses include wages and salaries, employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company related to the acquisition and underwriting of new policies are deferred as DAC. Such expenses include medical inspection and exam fees related to new business production, wages, salaries and employee benefits of underwriting personnel, and salaries, employee benefits and bonuses paid to branch sales employees for the production of life and annuity business.

General expenses, net of DAC, increased $0.4 million, or 15.0%, to $3.2 million for the quarter ended June 30, 2003. This increase resulted from increases in Company staffing, including salaries and benefits. For the six months ended June 30, 2003, general expenses, net of DAC, increased 14.3%,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to $6.3 million. In addition to the increase in expenses relating to increased staffing levels, a charge incurred during the first quarter of 2003 for the supplemental employee retirement plan of a recently retired executive of the Company contributed to this increase.

Direct commissions to independent Agents include new and renewal commissions, production bonuses and promotional incentives to Agents. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, are deferrable as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. For the second quarter of 2003, net commission expense increased $0.6 million to $1.1 million, compared to $0.5 million for the second quarter of 2002. This increase can be attributed to a $0.5 million adjustment to increase the reinsurance commission allowance for the Company’s newest traditional products during the second quarter of 2002. For the six months ended June 30, 2003, commission expense increased $1.0 million to $2.5 million. In addition to the adjustment described above, this increase was attributable to an increase in flexible premium deferred annuity commissions, a portion of which have been capitalized as DAC. These commissions increased $2.0 million to $2.9 million in the first six months of 2003 when compared to the same period in 2002. The increase in commissions is due to an increase in flexible premium deferred annuity deposits, from $23.1 million during the six months ended June 30, 2002 to $62.1 million for the same period in 2003.

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

The Company’s invested assets are sufficiently liquid to meet commitments to our Policyholders. At June 30, 2003, the Company’s investment portfolio consisting of cash, investment grade bonds and investment grade preferred stock, totaled more than $1.4 billion or 86% of total assets. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds.

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

For fixed maturity and preferred stock investments, the Company individually analyzes all positions with emphasis on those that have declined more than 20% below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if declines in value are due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred market price declines of over 20% for a period greater than six months, where the creditworthiness of the issuer or other factors indicate a decline that is other-than-temporary, are either sold or recognized as impaired and reflected as a charge to the Company’s operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

The Company’s investments are subject to certain risks, including interest rate price risk and credit risk. The Company monitors exposure to interest rate risk through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio are monitored regularly. The Company’s objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. Portfolio holdings are diversified across industries, and concentrations in any one company or industry are limited by parameters established by Company management and the Board of Directors.

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

The Company’s rating from A.M. Best was lowered from A+ (Superior) to A (Excellent) in March 2003. The A (Excellent) rating places the Company in the top 17% of more than 1,000 individual insurers or groups of insurers rated and continues to affirm the Company’s strong financial position. The Company also has a rating of B+ (Good) from Weiss Ratings, Inc. According to Weiss Ratings, the B+ rating indicates that the Company offers good financial security and has the resources necessary to deal with a variety of adverse conditions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company’s major sources of cash are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the six months ended June 30, 2003 was $1.5 million. The Company’s liquidity position remains strong as invested assets and cash and cash equivalents increased by more than $198.0 million during the first six months of 2003 to $1.4 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Annuity and universal life deposits, which do not appear as revenue on the Statement of Operations, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions. This method of accounting records deposits as a liability rather than as revenue. Annuity and universal life deposits were $45.5 million in the second quarter of 2003 and $34.8 million in the second quarter of 2002. The increased volatility in the equity markets has continued to help drive annuity sales.

The Company’s current commitments for expenditures as of June 30, 2003 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to Shareholders. In addition, the Company has outstanding commitments to invest up to $2.2 million in real estate limited partnerships at June 30, 2003. All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. At June 30, 2003 and 2002, there were no borrowings on this line of credit.

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

The Company recently introduced a revision to current deferred annuity products to lower interest rate guarantees on newly issued policies to 3.0% in all policy years. Effective July 10, 2003, the guarantee rate was further reduced for new issues to 1.5%. This change has been approved in all states in which the Company is licensed.

Annuity contracts issued since February 2003 and prior to July 10, 2003, have a guaranteed interest rate of 3.0%. Contract forms issued before February 2003, have a stepped-down guaranteed interest rate structure. The guaranteed interest rates and current deposit liabilities for deferred annuity products are as follows:

Initial		Current
Guaranteed	Policy	Guaranteed	Deposit
Rate	Years	Interest Rate	Liabilities

4.5%	1-5	4.5%	$285.7 million
4.5%	6-10	4.0%	116.6 million
4.5%	Over 10	3.5%	132.1 million
3.0%	All Years	3.0%	25.0 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has some ability in its universal life and annuity policy contracts to restrict new deposits on existing contracts. New deposits are limited under the terms of the Company’s universal life and annuity contracts as follows:

•	Universal life products provide for planned premium amounts. Additional unplanned premium payments may be made at any time during the insured’s lifetime and before the end of the payment period. The amounts of such payments must be acceptable to the Company and be within IRS guidelines. Policies in force at June 30, 2003, have an estimated annualized planned premium of approximately $28.3 million.

•	Flexible premium deferred annuity contracts allow the Company to limit deposits to a maximum of $25,000 per year. The Company began limiting deposits to the contractual maximum effective July 10, 2003, on products with 4.5% interest rate guarantees, to insure that overall product interest spreads are maintained. There are currently over 22,000 contracts in force.

The recovery of acquisition costs previously capitalized on annuity and universal life products is dependent on the future profitability of this business. Reduced investment margins over an extended period of time could affect the recoverability of the deferred policy acquisition asset.

During the second quarter of 2003, the average rates credited on flexible premium deferred annuities and universal life deposits were 4.5% and 5.1%, respectively. The current coupon yield on fixed maturities matched against the Company’s universal life and annuity products at June 30, 2003, was 6.4%.

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

The Company’s substantial portfolio of fixed income investments could also be affected by potential future terrorist actions, which may affect the level of economic activity as well as investor confidence in the U.S. capital markets.

Contingencies

A civil class action lawsuit was filed in April of 2003 in the Court of Common Pleas of Philadelphia County, Pennsylvania. Erie Family Life Insurance Company (EFL) is the named defendant in the lawsuit. EFL issued a life insurance policy to the plaintiff. The class action Complaint alleges that EFL charged and collected annual premium for the first year, but did not provide 365 days of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

insurance coverage. The Complaint alleges that the policy forms and applications used by EFL do not disclose “that a portion of the first premium will cover a period of time during which ERIE does not provide insurance coverage.”

The Complaint contains four counts. In Count I, Plaintiff alleges that the conduct of EFL violated the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Count II of the Complaint alleges a cause of action for breach of contract. Count III alleges that EFL breached its duty of good faith and fair dealing. In Count IV of the Complaint, Plaintiff asserts a cause of action for unjust enrichment and/or restitution. EFL answered the Complaint and denied liability on all counts.

It is too early to assess the probable outcome or the purported amount of damages of this civil class action lawsuit. The Company believes that EFL has meritorious, legal and factual defenses to the lawsuit and these defenses will be vigorously pursued.

Geographic Expansion

The ERIE Insurance Group is in the process of refining its focus on underwriting profitability, concentrating on initiatives that will achieve a property and casualty combined ratio more in line with historical results. As a result of this process, the ERIE Insurance Group plans to add Minnesota to its service territory, but will not begin operations in Minnesota in the fourth quarter of 2004 as was originally planned. The Company is continuing the process of obtaining a license in Minnesota in anticipation of entry into the state at a future date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A in the Company’s 2002 Annual Report on Form 10-K. The risks associated with interest rate guarantees on the Company’s universal life and annuity products are discussed in the Report on Form 10-K in Factors That May Affect Future Results on page 27. The information contained in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2003, the Registrant held its Annual Meeting of Shareholders:

The following directors were elected for a one-year term and until a successor is elected and qualified:

Kaj Ahlmann	C. Scott Hartz
John T. Baily	F. William Hirt
Samuel P. Black, III	Samuel P. Katz
J. Ralph Borneman, Jr.	Claude C. Lilly, III
Wilson C. Cooney	Jeffrey A. Ludrof
Patricia Garrison-Corbin	Jan R. Van Gorder, Esq.
John R. Graham	Robert C. Wilburn
Susan Hirt Hagen

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

Reports on Form 8-K

On April 24, 2003, the Company filed a report on Form 8-K, reporting under Item 9, that a press release had been issued reporting the Company’s earnings for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Family Life Insurance Company

(Registrant)

Date: July 24, 2003	/s/ Jeffrey A. Ludrof

(Jeffrey A. Ludrof, President & CEO)

/s/ Philip A. Garcia

(Philip A. Garcia, Executive Vice President & CFO)