Form 10-Q
period 2003-09-30
ERIE FAMILY LIFE INSURANCE CO
filed 2003-10-29
CIK 33416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Yes         No X

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on October 15, 2003.

INDEX

ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Statements of Financial Position - September 30, 2003 and December 31, 2002
Statements of Operations - Three and nine months ended September 30, 2003 and 2002
Statements of Comprehensive Income - Three and nine months ended September 30, 2003 and 2002
Statements of Cash Flows - Nine months ended September 30, 2003 and 2002
Notes to Financial Statements - September 30, 2003
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

PART I. FINANCIAL INFORMATION

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30,	December 31,
ASSETS	2003	2002

	(Unaudited)
Invested Assets:

Fixed Maturities at fair value (amortized cost of $1,164,777 and $986,137, respectively)	$1,252,052	$1,039,367

Equity Securities at fair value (cost of $58,936 and $66,072, respectively)	64,703	68,749

Limited Partnerships (cost of $13,210 and $16,352, respectively)	12,751	16,053

Real Estate	1,148	1,210

Policy Loans	10,026	9,516

Real Estate Mortgage Loans	6,785	7,175

Total Invested Assets	$1,347,465	$1,142,070

Cash and Cash Equivalents	123,204	97,022

Premiums Receivable from Policyholders	6,475	6,225

Reinsurance Recoverable	710	1,713

Other Receivables	460	1,486

Accrued Investment Income	18,406	13,353

Deferred Policy Acquisition Costs	96,271	104,065

Reserve Credit for Reinsurance Ceded	18,627	14,123

Prepaid Federal Income Taxes	627	2,674

Other Assets	6,763	6,888

Total Assets	$1,619,008	$1,389,619

See notes to financial statements

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30,	December 31,
	2003	2002

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:

Policy Liabilities and Accruals:

Future Policy Benefits	$103,902	$94,243

Policy and Contract Claims	2,274	2,362

Annuity Deposits	922,299	803,675

Universal Life Deposits	147,163	135,551

Supplementary Contracts Not Including Life Contingencies	584	625

Other Policyholder Funds	9,953	14,335

Deferred Income Taxes	49,678	41,577

Reinsurance Premium Due	795	1,591

Securities Lending Collateral	70,058	41,669

Accounts Payable and Accrued Expenses	13,881	9,673

Notes Payable to Erie Indemnity Company	40,000	15,000

Due to Affiliates	1,933	2,886

Dividends Payable	3,969	1,985

Total Liabilities	$1,366,489	$1,165,172

Shareholders’ Equity:

Common Stock, $.40 Par Value Per Share; Authorized 15,000,000 Shares; 9,450,000 Shares Issued and Outstanding	$3,780	$3,780

Additional Paid-In Capital	630	630

Accumulated Other Comprehensive Income	48,951	36,145

Retained Earnings	199,158	183,892

Total Shareholders’ Equity	$252,519	$224,447

Total Liabilities and Shareholders’ Equity	$1,619,008	$1,389,619

See notes to financial statements

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Revenues:

Net Policy Revenue:

Life Premiums	$12,757	$11,532	$38,528	$35,879

Group Life and Other Premiums	841	779	2,492	2,279

Total Net Policy Revenue	$13,598	$12,311	$41,020	$38,158

Net Investment Income	18,932	16,517	57,358	48,025

Net Realized Gains (Losses) on Investments	4,908	(5,235)	9,170	(10,878)

Equity in Earnings of Limited Partnerships	1,394	151	1,794	3,733

Other Income	264	139	659	560

Total Revenues	$39,096	$23,883	$110,001	$79,598

Benefits and Expenses:

Death Benefits	$4,456	$3,758	$11,058	$11,186

Interest on Annuity Deposits	10,957	10,050	31,496	29,007

Interest on Universal Life Deposits	1,658	1,823	5,263	5,422

Surrender and Other Benefits	236	304	960	871

Increase in Future Life Policy Benefits	1,858	2,328	5,155	7,034

Amortization of Deferred Policy Acquisition Costs	2,164	1,233	7,896	5,254

Commissions	287	1,008	2,771	2,470

General Expenses	1,497	2,007	7,791	7,511

Taxes, Licenses and Fees	693	622	2,077	1,849

Total Benefits and Expenses	$23,806	$23,133	$74,467	$70,604

Income Before Income Taxes	$15,290	$750	$35,534	$8,994

Provision for Federal Income Tax (Benefit):

Current	3,207	292	11,126	5,075

Deferred	2,099	(32)	1,204	(1,963)

Total Provision for Federal Income Tax	5,306	260	12,330	3,112

Net Income	$9,984	$490	$23,204	$5,882

Net Income Per Share	$1.06	$0.05	$2.46	$0.62

Dividends Declared Per Share	$0.21	$0.21	$0.84	$0.84

See notes to financial statements

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net Income	$9,984	$490	$23,204	$5,882

Unrealized (Losses) Gains on Securities:

Unrealized Holding (Losses) Gains Arising During Period, Net of Related Offsets	(38,626)	19,677	28,872	8,804

Less: (Gains) Losses Included in Net Income	(4,908)	5,235	(9,170)	10,878

Net Unrealized Holding (Losses) Gains Arising During Period, Net of Related Offsets	($43,534)	$24,912	$19,702	$19,682

Income Tax Benefit (Expense) Related to Unrealized (Losses) Gains	15,246	(8,719)	(6,896)	(6,889)

Unrealized (Depreciation) Appreciation of Investments, Net of Tax	($28,288)	$16,193	$12,806	$12,793

Comprehensive (Loss) Income	($18,304)	$16,683	$36,010	$18,675

See notes to financial statements

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	(Dollars in thousands)
	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Cash flows from operating activities:

Net income	$23,204	$5,882

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of deferred policy acquisition costs	7,896	5,254

Other amortization	535	230

Deferred federal income tax expense (benefit)	1,204	(1,963)

Realized (gains) losses on investments	(9,170)	10,878

Equity in earnings of limited partnerships	(1,794)	(3,733)

Decrease (increase) in premium and other receivables	777	(1,776)

Increase in accrued investment income	(5,053)	(5,120)

Increase in policy acquisition costs deferred	(17,426)	(15,535)

(Increase) decrease in other assets	(62)	427

Increase in reinsurance recoverables and reserve credits	(3,501)	(2,284)

Decrease in prepaid federal income taxes	2,047	5,516

Increase in future policy benefits and claims	9,571	11,192

(Decrease) increase in other Policyholder funds	(4,382)	7,564

Decrease in reinsurance premium due	(796)	(1,474)

Increase in accounts payable and due to affiliates	3,254	1,478

Net cash provided by operating activities	$6,304	$16,536

Cash flows used in investing activities:

Purchase of investments:

Fixed maturities	($452,842)	($368,994)

Equity securities	(10,774)	(23,781)

Limited partnerships	(1,910)	(5,599)

Sales/maturities of investments:

Sales of fixed maturities	200,549	104,038

Calls/maturities of fixed maturities	80,031	90,746

Equity securities	20,468	23,767

Limited partnerships	6,846	10,829

Increase in collateral from securities lending	28,389	249

Net mortgage loans	391	135

Net policy loans	(510)	(473)

Net cash used in investing activities	($129,362)	($169,083)

See notes to financial statements

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	(Dollars in thousands)
	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Cash flows provided by financing activities:

Annuity and supplementary contract deposits and interest	$158,912	$133,726

Annuity and supplementary contract surrenders and withdrawals	(40,330)	(34,807)

Universal life deposits and interest	15,448	14,451

Universal life surrenders	(3,836)	(3,468)

Proceeds from issue of note payable	25,000	0

Dividends paid to Shareholders	(5,954)	(5,812)

Net cash provided by financing activities	$149,240	$104,090

Net increase (decrease) in cash and cash equivalents	26,182	(48,457)

Cash and cash equivalents at beginning of year	97,022	159,462

Cash and cash equivalents at end of period	$123,204	$111,005

Supplemental disclosures of cash flow information:

Cash paid (refunded) during the period for:

Interest	$640	$640

Income taxes	9,078	(441)

See notes to financial statements

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
All dollar amounts are in thousands

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003.

NOTE B — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation provides guidance on the identification of variable interest entities (VIE) for which control is achieved through means other than through voting rights and how to determine when and which business enterprises should consolidate VIEs. The entity identified as the VIEs primary beneficiary is required to consolidate the VIE. Effective October 9, 2003, the FASB issued a Staff Position deferring the effective date for applying the provisions of FIN46 for VIEs created before February 1, 2003. The new application date is the first interim or annual period ending after December 15, 2003.

Management evaluated the impact of the Interpretation on the Company’s financial statements. Although this Interpretation is not expected to have an impact on the Company’s financial statements, management believes the Erie Insurance Exchange (Exchange) qualifies as a VIE under the Interpretation and will require consolidation in the Erie Indemnity Company’s (EIC) financial statements for the year ended December 31, 2003. In addition, application of the Interpretation to the Exchange will result in consolidation of the Company in the EIC’s financial statements.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” This SOP is not applicable to the Company since the Company does not issue the products addressed in the SOP.

NOTE C — RECLASSIFICATIONS

Certain amounts previously reported in the 2002 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings or total Shareholders’ Equity.

NOTE D — INVESTMENTS

At September 30, 2003 marketable equity securities consist of nonredeemable preferred stock while fixed maturities consist of bonds, notes and redeemable preferred stock. The Company sold its entire

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

common stock portfolio in the fourth quarter of 2002. Management considers all fixed maturities as available-for-sale. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred federal income taxes, reported as a separate component of Shareholders’ Equity.

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2003

Fixed Maturities:

Bonds:

U.S. Treasuries and Government Agencies	$43,245	$1,657	$0	$44,902

Special Revenue	80,052	3,454	45	83,461

Public Utilities	130,804	8,592	360	139,036

U.S. Banks, Trusts and Insurance Companies	240,521	16,752	451	256,822

U.S. Industrial and Miscellaneous	554,796	46,975	1,004	600,767

Foreign	113,208	12,051	491	124,768

Total Bonds	$1,162,626	$89,481	$2,351	$1,249,756

Redeemable Preferred Stock	2,151	145	0	2,296

Total Fixed Maturities	$1,164,777	$89,626	$2,351	$1,252,052

Equity Securities:

Nonredeemable Preferred Stock:

U.S. Banks, Trusts and Insurance Companies	$7,675	$755	$0	$8,430

U.S. Industrial and Miscellaneous	9,811	823	0	10,634

Public Utilities	2,177	88	0	2,265

Foreign	39,273	4,101	0	43,374

Total Equity Securities	$58,936	$5,767	$0	$64,703

Total Available-for-Sale Securities	$1,223,713	$95,393	$2,351	$1,316,755

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2002

Fixed Maturities:

Bonds:

U.S. Treasuries and Government Agencies	$51,268	$2,607	$0	$53,875

Special Revenue	41,010	2,376	0	43,386

Public Utilities	103,695	5,567	1,421	107,841

U.S. Banks, Trusts and Insurance Companies	180,503	11,751	334	191,920

U.S. Industrial and Miscellaneous	501,206	33,305	4,479	530,032

Foreign	99,624	5,947	2,393	103,178

Total Bonds	$977,306	$61,553	$8,627	$1,030,232

Redeemable Preferred Stock	8,831	304	0	9,135

Total Fixed Maturities	$986,137	$61,857	$8,627	$1,039,367

Equity Securities:

Nonredeemable Preferred Stock:

U.S. Banks, Trusts and Insurance Companies	$7,016	$211	$0	$7,227

U.S. Industrial and Miscellaneous	11,872	773	0	12,645

Foreign	47,184	2,496	803	48,877

Total Equity Securities	$66,072	$3,480	$803	$68,749

Total Available-for-Sale Securities	$1,052,209	$65,337	$9,430	$1,108,116

Realized gains and losses on the sales of investments are recognized in income using the specific identification method. Investments that have declined in value below cost and for which the decline is considered to be other-than-temporary by management are written down to estimated realizable value. The impairments are made on an individual security basis and are recorded as a component of net realized gains (losses) on investments in the Statements of Operations.

The components of net realized gains (losses) on investments as reported on the Statements of Operations are included below. There were no impairment charges recorded in the third quarter of

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

     2003.     Included in the third quarter of 2002 gross realized losses are impairment charges of $8.1 million and $0.2 million related to fixed maturities and equity securities, respectively. Included in the year-to-date 2003 gross realized losses are impairment charges on fixed maturities totaling $3.4 million. Year-to-date 2002 impairments consist of $17.1 million in fixed maturities and $0.2 million in equity securities.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Fixed maturities:

Gross realized gains	$6,224	$2,755	$15,294	$6,427

Gross realized losses	(1,140)	(8,150)	(5,999)	(17,534)

Net realized gains (losses)	$5,084	($5,395)	$9,295	($11,107)

Equity securities:

Gross realized gains	$106	$535	$330	$3,866

Gross realized losses	(282)	(375)	(455)	(2,387)

Net realized (losses) gains	($176)	$160	($125)	$1,479

Limited partnerships:

Gross realized gains	$0	$0	$0	$453

Gross realized losses	0	0	0	(1,703)

Net realized losses	$0	$0	$0	($1,250)

Net realized gains (losses) on investments	$4,908	($5,235)	$9,170	($10,878)

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower in return. Company policy requires collateral equal to 102% of the fair value of the loaned securities. The Company maintains full ownership rights to the securities loaned and continues to earn interest on the securities. In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest on these short-term investments with the lending agent. Revenue received for the three months ended September 30, 2003 and 2002, related to this program totaled $28 and $13, respectively. For the nine months ended September 30, 2003 and 2002, revenue received related to this program totaled $76 and $64, respectively.

The Company had loaned securities with a market value of $69.0 million and $40.7 million and obtained collateral of $70.1 million and $41.7 million at September 30, 2003 and December 31, 2002, respectively. The Company maintains the loaned securities on its Statements of Financial Position as part of its invested assets. The Company has incurred no losses on the loan program since the program’s inception.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

Limited partnerships at September 30, 2003 include U.S. and foreign real estate and fixed income investments. Real estate limited partnerships represent 97.1% while fixed income limited partnerships represent 2.9% of the total carrying value at September 30, 2003. These partnerships are recorded using the equity method. The Company has not guaranteed any of the partnership liabilities.

The components of equity in earnings of limited partnerships as reported on the Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Fixed Income	$53	$38	$52	$207

Real Estate	1,341	113	1,742	3,526

	$1,394	$151	$1,794	$3,733

NOTE E — DEFERRED ACQUISITION COSTS

Product acquisition costs, principally commissions and other underwriting costs that vary with and are primarily related to the production of business, are deferred. Acquisition costs for annuity contracts and universal life insurance policies are amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits of each of these product lines. The estimation process requires assumptions as to surrender rates, mortality experience and investment performance. Actual profits can vary from the estimates and can thereby result in increases or decreases to deferred policy acquisition costs (DAC) amortization rates. The Company regularly evaluates the assumptions and, when necessary, revises the estimated gross profits of these contracts resulting in adjustments to DAC amortization. Beginning in the third quarter of 2003, the unamortized balance of DAC has been adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on investments had been realized as of the balance sheet date. The impact of this adjustment, net of tax, is included in Accumulated Other Comprehensive Income in Shareholders’ Equity. As of September 30, 2003, adjustments to DAC resulting from the cumulative change in net unrealized gains or losses on investment were $11.3 million, net of tax, and are reported directly as a charge to other comprehensive income.

NOTE F — SEGMENT INFORMATION

The Company offers a range of products and services, but operates as one reportable life insurance segment. The Company’s Traditional Life insurance line includes permanent life, endowment life, term life and whole life policies. The Universal Life line includes all fixed universal life products sold by the Company. Variable universal life products are not sold by the Company. The Fixed Annuities line includes fixed ordinary deferred annuities, tax advantaged deferred annuities, annuities in pay-out and structured settlements. Neither variable nor equity indexed annuity products are sold by the Company. The Group Life and Other line includes group life insurance and disability income products. The Corporate Account line includes investment income earned from surplus not specifically allocable to any one product type. Investment-related income is allocated based on the assumption that the fixed maturities and preferred stock portfolios support the insurance product lines and the common stock, limited partnership and remaining fixed maturity investments support the Corporate Account. The Company sold its entire common stock portfolio at the end of 2002, consequently a larger percentage of the fixed maturity portfolio will support the Corporate Account in 2003 and future periods.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE F — SEGMENT INFORMATION (Continued)

				Group
	Traditional	Universal	Fixed	Life &	Corporate
	Life	Life	Annuities	Other	Account	Total

Three Months Ended September 30, 2003

Total policy revenue, net of reinsurance	$9,414	$3,343	$3	$838	$0	$13,598

Total investment-related and other income	2,068	2,711	16,539	42	4,138	25,498

Total revenues	$11,482	$6,054	$16,542	$880	$4,138	$39,096

Less: Total benefits and expenses	8,544	2,557	11,660	1,045	0	23,806

Income (loss) before taxes	$2,938	$3,497	$4,882	($165)	$4,138	$15,290

Nine Months Ended September 30, 2003
Total policy revenue, net of reinsurance	$28,566	$9,962	$5	$2,487	$0	$41,020

Total investment-related and other income	5,938	7,638	47,278	126	8,001	68,981

Total revenues	$34,504	$17,600	$47,283	$2,613	$8,001	$110,001

Less: Total benefits and expenses	26,770	10,513	34,979	2,205	0	74,467

Income before taxes	$7,734	$7,087	$12,304	$408	$8,001	$35,534

Three Months Ended September 30, 2002

Total policy revenue, net of reinsurance	$8,483	$3,044	$0	$784	$0	$12,311

Total investment-related and other income	1,142	1,460	8,295	30	645	11,572

Total revenues	$9,625	$4,504	$8,295	$814	$645	$23,883

Less: Total benefits and expenses	6,987	3,937	11,764	445	0	23,133

Income (loss) before taxes	$2,638	$567	($3,469)	$369	$645	$750

Nine Months Ended September 30, 2002

Total policy revenue, net of reinsurance	$26,755	$9,123	$2	$2,278	$0	$38,158

Total investment-related and other income	3,739	4,856	26,093	104	6,648	41,440

Total revenues	$30,494	$13,979	$26,095	$2,382	$6,648	$79,598

Less: Total benefits and expenses	24,594	11,779	32,411	1,820	0	70,604

Income (loss) before taxes	$5,900	$2,200	($6,316)	$562	$6,648	$8,994

The fixed annuities product line was affected by impairment charges on fixed maturity investments totaling $8.1 million and $17.1 million for the quarter and nine months ended September 30, 2002, respectively. For the quarter ended September 30, 2003, there were no impairment charges recognized. Impairment charges for the nine months ended September 30, 2003 totaled $3.4 million.

NOTE G — REINSURANCE

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

Generally, the Company’s retention limit is $300 per life for individual coverage. For its two newest products, ERIE Flagship Term2 and ERIE Target Term, the Company has first dollar quota share treaties with several unaffiliated reinsurers. The Company reinsures 50% and 90% of the ERIE Flagship Term2 and Erie Target Term products, respectively, subject to the Company’s $300 retention limit. For its disability income product, the Company has a 50% quota share agreement with its reinsurer. As of September 30, 2003, and 2002, $8.7 billion and $5.9 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance business is with Generali USA Reassurance Company (formerly Business Men’s Assurance Company of America), which reinsures a portion of the Company’s life and accident and health business. At September 30, 2003, the amount of in-force life insurance ceded to Generali totaled approximately $5.2 billion.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE G — REINSURANCE (Continued)

The effect of ceded reinsurance in the Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Revenues:

Direct policy revenue	$17,589	$15,568	$52,416	$45,840

Policy revenue ceded	3,991	3,257	11,396	7,682

Net policy revenue	13,598	12,311	41,020	38,158

Net investment income	18,932	16,517	57,358	48,025

Net realized gains (losses) on investments	4,908	(5,235)	9,170	(10,878)

Equity in earnings of limited partnerships	1,394	151	1,794	3,733

Other income	264	139	659	560

Total revenues	$39,096	$23,883	$110,001	$79,598

Benefits and expenses:

Death benefits	$5,419	$5,988	$14,137	$14,085

Reinsurance recoveries	963	2,230	3,079	2,899

Net death benefits	4,456	3,758	11,058	11,186

Interest on deposits and other Policyholder benefits	12,851	12,177	37,719	35,300

Increases in future life policy benefits	3,365	3,350	9,659	8,813

Reinsurance reserve credits	1,507	1,022	4,504	1,779

Net increases in future life policy benefits	1,858	2,328	5,155	7,034

Amortization of deferred policy acquisition costs	2,164	1,233	7,896	5,254

Commissions	2,153	3,007	7,875	6,951

Reinsurance commission allowance	1,866	1,999	5,104	4,481

Net commissions	287	1,008	2,771	2,470

General expenses, taxes, licenses and fees	2,190	2,629	9,868	9,360

Total benefits and expenses	$23,806	$23,133	$74,467	$70,604

Income before income taxes	$15,290	$750	$35,534	$8,994

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE H — COMMITMENTS

The Company has outstanding commitments to invest up to $2.2 million in real estate limited partnerships at September 30, 2003. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.

NOTE I — STATUTORY INFORMATION

The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the PA Insurance Code) amounts to $1,650. In addition, the Company is subject to certain risk based capital surplus requirements. The Company’s total statutory capital and surplus significantly exceed these minimum requirements.

NOTE J — NOTES PAYABLE TO ERIE INDEMNITY COMPANY

The Company has a $15,000 surplus note payable to the Erie Indemnity Company (EIC). This note bears an annual interest rate of 6.45%. Interest on the surplus note is scheduled to be paid semi-annually, subject to approval of the Pennsylvania Insurance Commissioner. The note will be payable on demand on or after December 31, 2005, subject to approval by the Pennsylvania Insurance Commissioner. The Company accrued interest of $0.2 million in the third quarter of 2003 and 2002.

During the third quarter of 2003, the Company issued a $25,000 surplus note to EIC in exchange for $25,000 in cash. This surplus note bears an annual interest rate of 6.70% and is scheduled to be paid semi-annually, subject to approval of the Pennsylvania Insurance Commissioner. The surplus note will be payable on demand on or after December 31, 2018, subject to approval by the Pennsylvania Insurance Commissioner. The Company accrued interest of $0.2 million in the third quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS

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

FINANCIAL OVERVIEW

Net income increased to $10.0 million, or $1.06 per share, in the third quarter of 2003, compared to $0.5 million or $0.05 per share, for the third quarter of 2002. This growth was partially the result of net realized capital gains of $4.9 million in the third quarter of 2003 compared to net realized capital losses of $5.2 million recorded during the same period in 2002. For the nine months ended September 30, 2003 net income increased to $23.2 million, or $2.46 per share, compared to $5.9 million, or $0.62 per share for the same period in 2002. An increase in net realized capital gains on investments and net investment income were the principal reasons for the year-to-date increase in earnings.

REVENUES

Analysis of Policy Revenue

Total net policy revenue increased 10.5%, to $13.6 million in the third quarter of 2003 from $12.3 million during the same period in 2002. Contributing to this growth was an increase in net premiums on both traditional life insurance and universal life products. Premiums on traditional life insurance policies increased 10.3%, to $10.2 million for the quarter ended September 30, 2003. Universal life premiums increased 9.8%, to $3.0 million during the same period. Total policies in force on traditional life insurance and universal life products increased 7.9% to 247,511 at September 30, 2003, compared to 229,413 at September 30, 2002. Total net policy revenue increased $2.9 million, or 7.5%, to $41.0 million for the nine months ended September 30, 2003.

Analysis of Investment-related Income

Net investment income increased $2.4 million, or 14.6%, to $18.9 million in the third quarter of 2003 from $16.5 million for the same period in 2002. The increase in net investment income for the third quarter of 2003 compared to the same period in 2002 is related to larger invested balances in interest bearing fixed maturities in 2003, compared to 2002, partially offset by lower investment portfolio yields in 2003 due to lower interest rates. Cash flow from the sale of the Company’s common stock portfolio in 2002 and increases in annuity deposits in 2003 contributed to this increase in the investments in interest bearing bonds.

Net realized capital gains on investments were $4.9 million in the third quarter of 2003, compared to net realized capital losses of $5.2 million in the third quarter of 2002. The 2002 net realized capital losses were primarily the result of $8.3 million in impairment charges on fixed maturity and equity security investments recorded during the third quarter of 2002. For the nine months ended September 30, 2003, net realized capital gains were $9.2 million compared to net realized capital losses of $10.9 million in 2002. Impairments during the nine month period ended September 30, 2003 and 2002 were $3.4 million and $17.3 million, respectively.

The Company recorded earnings in limited partnerships of $1.4 million in the third quarter of 2003, compared to earnings of $0.2 million during the same period in 2002. For the nine months ended September 30, 2003 the Company recorded earnings in limited partnerships of $1.8 million compared

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

to earnings of $3.7 million during the same period in 2002. The 2003 decrease in partnership earnings relates to decreased earnings on real estate partnerships in 2003.

The Company’s performance of its fixed maturities and preferred stock compared to market indices is presented below:

Two years ended
September 30, 2003
(Pre-tax annualized returns)
Fixed maturities	8.83%

Preferred stock	12.22%

Market indices:

Lehman Global Aggregate Bond Index — Unhedged	10.93%

Lehman Global Aggregate Bond Index — Hedged	5.82%

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies increased 18.6% in the third quarter of 2003 to $4.5 million. For the nine months ended September 30, 2003, death benefits on life insurance policies decreased slightly to $11.1 million. Random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to the small number of claims involved. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes that its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased $0.7 million, or 6.2%, to $12.6 million in the third quarter of 2003 from $11.9 million in the third quarter of 2002. This increase can be attributed to the growth of annuities on deposit. At September 30, 2003, the balance of annuity deposits totaled $922.3 million, compared to $735.8 million at September 30, 2002, an increase of 25.4%. The Company has lowered its credited interest rates in both 2003 and 2002 to reflect the current market conditions. Interest was credited on annuity and universal life deposits in 2003 and 2002 at the following rates:

	Annuity	Universal Life
	Deposits	Deposits

January 1, 2002 - February 19, 2002	5.00% - 6.00%	6.00% - 6.75%

February 20, 2002 - October 7, 2002	4.75% - 5.50%	5.50% - 6.25%

October 8, 2002 - December 2, 2002	4.25% - 5.00%	5.25% - 6.00%

December 3, 2002 - February 24, 2003	4.00% - 4.80%	5.25% - 6.00%

February 25, 2003 - March 10, 2003	3.75% - 4.70%	5.25% - 6.00%

March 11, 2003 - May 14, 2003	3.75% - 4.70%	5.00% - 5.75%

May 15, 2003 - June 1, 2003	3.50% - 4.70%	5.00% - 5.75%

June 2, 2003 - July 9, 2003	3.50% - 4.70%	4.75% - 5.50%

July 10, 2003 - September 30, 2003	3.00% - 4.70%	4.25% - 5.00%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance ceded. Increase in future life policy benefits net of reinsurance ceded totaled $1.9 million in the third quarter of 2003, compared to $2.3 million in the third quarter of 2002, a decrease of 20.2%. In the third quarter of 2002 an adjustment of approximately $0.3 million was made to correct the reserve credit for reinsured life policies which had lapsed, for which the reserve credit had not been reduced. The effect of this adjustment was to increase future life policy benefit expense by $0.3 million in the third quarter of 2002. Expenses related to increase in future life policy benefits net of reinsurance ceded decreased $1.9 million to $5.2 million for the nine months ended September 30, 2003. In addition to the adjustment discussed above for the third quarter of 2002, a similar adjustment of $0.7 million was made during the second quarter of 2002. Also, the first quarter of 2002 included a $0.4 million reduction in the reserve credit for reinsurance ceded to reflect a change in the method of calculating the reserve credit for rated business and a $0.5 million reduction in the reserve credit to update the computation basis for several new term products recently introduced. The adjustment for rated business was recommended by the Pennsylvania Insurance Department in order to make the calculation basis consistent with the related direct reserves. The adjustment for the new term products was made to properly match the reinsurance reserve credit on these new products with the GAAP reserves.

Amortization of deferred policy acquisition costs (DAC) increased $0.9 million to $2.2 million in the third quarter of 2003 when compared to the same period in 2002. For the nine months ended September 30, 2003, compared to the corresponding period in 2002, amortization of DAC increased $2.6 million to $7.9 million. The increased 2003 quarterly and year-to-date amounts result from a recoverability analysis, which indicated that a higher than anticipated portion of acquisition expenses were required to be amortized.

Analysis of Other Expenses

General expenses and commissions decreased $1.2 million, or 40.1%, to $1.8 million for the third quarter of 2003, compared to $3.0 million for the same period in 2002, and increased $0.6 million or 5.9% to $10.6 million for the nine months ended September 30, 2003. General expenses include wages and salaries, employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company related to the acquisition and underwriting of new policies are deferred as DAC. Such expenses include medical inspection and exam fees related to new business production, wages, salaries and employee benefits of underwriting personnel, and salaries, employee benefits and bonuses paid to sales employees for the production of life and annuity business.

General expenses, net of DAC, decreased $0.5 million, or 25.4%, to $1.5 million for the quarter ended September 30, 2003. This decrease is the result of a $0.5 million adjustment to expenses allocated to the DAC on the traditional life insurance line of business during the third quarter of 2002. For the nine months ended September 30, 2003, general expenses, net of DAC, increased 3.7%, to $7.8 million. In addition to the increase in expenses relating to increased staffing levels, a charge incurred during the first quarter of 2003 for retirement benefits of a retired executive of the Company contributed to this increase.

Direct commissions to independent Agents include new and renewal commissions, production bonuses and promotional incentives to Agents. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

with and are related primarily to the production of new business, are deferrable as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. For the third quarter of 2003, net commission expense decreased $0.7 million to $0.3 million, compared to $1.0 million for the third quarter of 2002. This decrease is attributable to a $0.5 million credit adjustment made to an expense estimate of the Company’s portion of expenses from a 2002 sales contest for independent agents. For the nine months ended September 30, 2003, commission expense increased $0.3 million to $2.8 million.

The Erie Insurance Group announced several changes to Agent compensation arrangements during the third quarter of 2003. These changes, which will become effective in 2004 and 2005, include modification of the formula used to determine Agent contingency awards and a reduction of commission rates on annuity products. Life production and persistency bonuses have also been modified. The new formula modifies the method used to credit life insurance and annuity production to enhance the property/casualty profitability award. The Company does not expect any material financial impact from the new commission arrangements.

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

The Company’s invested assets are sufficiently liquid to meet commitments to our Policyholders. At September 30, 2003, the Company’s investment portfolio consisting of cash, investment grade bonds and investment grade preferred stock, totaled more than $1.4 billion or 87.6% of total assets. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company’s major sources of cash are life insurance premiums and investment income. The net positive cash flow is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the nine months ended September 30, 2003 was $6.3 million. The Company’s liquidity position remains strong as invested assets and cash and cash equivalents increased by more than $231.6 million during the first nine months of 2003 to $1.5 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

Annuity and universal life deposits, which do not appear as revenue on the Statement of Operations, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions. This method of accounting records deposits as a liability rather than as revenue. Annuity and universal life deposits were $26.6 million in the third quarter of 2003 and $45.2 million in the third quarter of 2002. The heightened volatility in the equity markets has continued to make annuities an attractive investment alternative.

The Company’s current commitments for expenditures as of September 30, 2003 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to Shareholders. In addition, the Company has outstanding commitments to invest up to $2.2 million in real estate limited partnerships at September 30, 2003. All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. As an added measure of liquidity, the Company issued a $25 million surplus note to the Erie Indemnity Company in exchange for $25 million in cash during the third quarter of 2003. Also available as a source of funds to the Company is a $10 million committed line of credit and letter agreement with PNC Bank, N.A. The Company shall use line of credit amounts as direct extensions of credit from the bank to fund working capital needs of the Company and other general corporate purposes. At September 30, 2003 and December 31, 2002, securities held as collateral on the committed line of credit totaled $15.2 million and $15.5 million, respectively. At September 30, 2003 and December 31, 2002 there were no borrowings on this line of credit.

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

Effective July 10, 2003, the Company revised its current deferred annuity products to lower interest rate guarantees on newly issued policies to 1.5% in all policy years. This change has been approved in all states in which the Company is licensed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

Annuity contracts issued between February 2003 and July 9, 2003 have a guaranteed interest rate of 3.0%. Contract forms issued before February 2003 have a stepped-down guaranteed interest rate structure. The guaranteed interest rates and current deposit liabilities for deferred annuity products are as follows:

Initial		Current	Deposit
Guaranteed	Policy	Guaranteed	Liabilities
Rate	Years	Interest Rate	(In millions)

4.5%	1-5	4.5%	$273.4
4.5%	6-10	4.0%	113.4
4.5%	Over 10	3.5%	152.8
3.0%	All Years	3.0%	30.9
1.5%	All Years	1.5%	3.1

The Company has some ability in its universal life and annuity policy contracts to restrict new deposits on existing contracts. New deposits are limited under the terms of the Company’s universal life and annuity contracts as follows:

•	Universal life products provide for planned premium amounts. Additional unplanned premium payments may be made at any time during the insured’s lifetime and before the end of the payment period. The amounts of such payments must be acceptable to the Company and be within IRS guidelines. Policies in force at September 30, 2003, have an estimated annualized planned premium of approximately $28.4 million.

•	Flexible premium deferred annuity contracts allow the Company to limit deposits to a maximum of $25,000 per year. The Company began limiting deposits to the contractual maximum effective July 10, 2003, on products with interest rate guarantees exceeding 1.5%, to insure that overall product interest spreads are maintained. Currently, there are approximately 23,000 contracts in force.

The recovery of acquisition costs previously capitalized on annuity and universal life products is dependent on the future profitability of this business. Reduced investment margins over an extended period of time could affect the recoverability of the deferred policy acquisition costs asset.

During the third quarter of 2003, the average rates credited on flexible premium deferred annuities and universal life deposits were 4.55% and 4.58%, respectively. The current coupon yield on fixed maturities matched against the Company’s universal life and annuity products at September 30, 2003, was 6.25%.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

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

Contingencies

A civil class action lawsuit was filed in April of 2003 in the Court of Common Pleas of Philadelphia County, Pennsylvania. Erie Family Life Insurance Company (EFL) is the named defendant in the lawsuit. See the Legal Proceedings section under Part II of this document for further discussion.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A civil class action lawsuit was filed in April of 2003 in the Court of Common Pleas of Philadelphia County, Pennsylvania. Erie Family Life Insurance Company (EFL) is the named defendant in the lawsuit. EFL issued a life insurance policy to the plaintiff. The class action Complaint alleges that EFL charged and collected annual premium for the first year, but did not provide 365 days of insurance coverage. The Complaint alleges that the policy forms and applications used by EFL do not disclose “that a portion of the first premium will cover a period of time during which EFL does not provide insurance coverage.”

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On July 24, 2003, the Company filed a report on Form 8-K, reporting under Item 9, that a press release had been issued reporting the Company’s earnings for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Family Life Insurance Company

(Registrant)

Date: October 29, 2003	/s/ Jeffrey A. Ludrof

(Jeffrey A. Ludrof, President & CEO)

/s/ Philip A. Garcia

(Philip A. Garcia, Executive Vice President & CFO)