Form 10-K
period 2003-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 2004-03-08
CIK 33416

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)
For the fiscal year ended December 31, 2003

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

     Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

     Yes        No   X

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on February 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Annual Report to shareholders for the fiscal year ended December 31, 2003 (the “Annual Report”) are incorporated by reference into Parts II and III of this Form 10-K Report.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Part IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Addendum to Employment Agreement
Addendum to Employment Agreement
Addendum to Employment Agreement
Addendum to Employment Agreement
Addendum to Employment Agreement
Addendum to Employment Agreement
Addendum to Employment Agreement
Insurance Bonus Agreement
Insurance Bonus Agreement
Insurance Bonus Agreement
Insurance Bonus Agreement
Insurance Bonus Agreement
Insurance Bonus Agreement
Insurance Bonus Agreement
Annual Report
Code of Conduct
Consent of Independent Auditors
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO and CFO

PART I

ITEM 1. BUSINESS

Erie Family Life Insurance Company (hereinafter referred to as the “Company” or “Erie Family Life”) is incorporated in the Commonwealth of Pennsylvania and is primarily engaged in the business of underwriting and selling nonparticipating individual and group life insurance policies, including universal life, annuity and disability income products.

The Company is owned 21.6% by the Erie Indemnity Company (EIC), 53.5% by the Erie Insurance Exchange (Exchange) and the remaining 24.9% by public shareholders, who are predominantly directors, agents and employees of EIC. EIC is a Pennsylvania business corporation formed in 1925 to be the attorney-in-fact for the Policyholders of the Exchange, a Pennsylvania-domiciled reciprocal insurance exchange. EIC, as attorney-in-fact, has a fiduciary duty to act in this capacity on behalf of the Policyholders of the Exchange in addition to a fiduciary duty to its own shareholders. EIC operates predominantly as a provider of sales, underwriting and policy issuance services to the Exchange. EIC also is engaged in the property/casualty insurance business through its wholly owned subsidiaries, Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property & Casualty Company and through a subsidiary of the Exchange, Flagship City Insurance Company. The Company, EIC, the Exchange and its subsidiary and affiliates operate collectively under the name “Erie Insurance Group.”

Members of the Erie Family Life Board of Directors are the same as those of EIC.

Products

The Company’s portfolio of life insurance includes permanent life, endowment and term policies, including whole life, mortgage and decreasing term, group, and universal life insurance. In terms of face value, new life business issued in 2003, 2002 and 2001 had a ratio of 9:1, 11:1 and 8:1, respectively, of term insurance to whole life insurance coverage. Contributing to this ratio of term insurance issued to whole life insurance issued has been the introduction of a new generation of insurance products in recent years. In late 2001, the Company rolled out its two newest products – ERIE Target TermSM and ERIE Flagship Term2SM. The ERIE Target Term product has a minimum face amount of $100,000 and offers rate guarantees for 10 years on all plans. The ERIE Flagship Term2, now Erie Family Life’s most comprehensive term insurance plan for individuals desiring substantial coverage, offers a minimum face amount of $100,000.

Life insurance premiums and annuity deposits have been the primary sources of cash inflows for the Company. Net life insurance premiums by class, as a percentage of total sales, are as follows:

	For the year ended December 31,
Class	2003	2002	2001	2000	1999
Ordinary Life (including Term, Whole Life and Universal Life)	93.1%	94.0%	94.0%	94.2%	93.7%
Group Life and Other	6.9	6.0	6.0	5.8	6.3

	100.0%	100.0%	100.0%	100.0%	100.0%

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

Life insurance in force totaled $27.1 billion, $23.2 billion and $18.9 billion at December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, 2002 and 2001, $9.8 billion, $7.0 billion and $4.1 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali) (formerly Business Men’s Assurance Company of America), which reinsures a portion of the Company’s life and accident and health business. At December 31, 2003, 2002 and 2001, the amount of in force life insurance ceded to Generali/BMA totaled approximately $5.6 billion, $4.2 billion and $2.7 billion, respectively.

Certain elements of revenue and expense reflect the requirements of Financial Accounting Standard (FAS) 97. FAS 97 prescribes a uniform method by which life insurance companies account for certain long-term insurance contracts, specifically annuities, universal life, and other interest-sensitive products. This method involves separating the premium income into the “premium” portion (shown in revenue), which represents insurance protection purchased, and the “deposit” portion, which represents funds to be held at interest for future uses. Under this standard, the “deposit” portion of the premium received is accounted for using methods applicable to comparable “interest bearing obligations” of other types of financial institutions.

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

The Erie Insurance Group affiliated property and casualty insurance companies periodically purchase annuities from the Company in connection with the structured settlement of claims. Considerations recorded as annuity deposits in the Company’s Statements of Financial Position from structured settlement annuities sold to affiliated property/casualty companies totaled $20,883,983, $18,563,579 and $12,878,769 in 2003, 2002 and 2001, respectively. Also included in the annuity deposits are annuity contracts purchased by the Erie Insurance Group Retirement Plan for Employees. Due to the current interest rate environment, the Erie Insurance Group Retirement Plan for Employees did not purchase any annuities from the Company in 2003. The annuity contracts totaled $148,705 in 2002 and $4,513,441 in 2001.

Deposits by class are as follows:

	For the year ended December 31,
	(in thousands)
Class	2003	2002	2001	2000	1999
Universal Life Deposits	$13,326	$12,176	$12,238	$11,198	$11,792
Annuity Deposits	144,202	175,509	69,754	51,060	67,115

	$157,528	$187,685	$81,992	$62,258	$78,907

Marketing

The Company markets its products through independent agents in eleven jurisdictions. The 2003 statutory direct premiums and annuity considerations for those jurisdictions is made up of: Pennsylvania (63.0%), Virginia (8.5%), Maryland (6.4%), Ohio (6.1%) and North Carolina (4.8%). West Virginia, Indiana, Tennessee, Illinois, Wisconsin and the District of Columbia collectively accounted for 9.6% of direct premiums and annuity considerations. The policies sold are evaluated by the Company’s underwriting department which accepts or declines applicants for insurance. Premium on policies which are accepted may be standard or rated, depending on the nature of the risk.

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

Reserves for life insurance and income-paying annuity future policy benefits have been computed primarily by the net level premium method with assumptions as to anticipated mortality, withdrawals, lapses and investment yields. Disability income reserves are calculated as two-year preliminary term mid-terminal reserves plus unearned premium reserves plus claim reserves. Deferred annuity future policy benefit liabilities have been established at accumulated values without reduction for surrender charges. Reserves for universal life and deposit contracts are based on the contract account balance, if future benefit payments in excess of the account balance are not guaranteed, or the present value of future benefit payments when such payments are guaranteed. Variations are inherent in such calculations due to the estimates and assumptions necessary in the calculations. Interest rate assumptions for non-interest sensitive life insurance range from 3.50% to 4.00% on policies issued in 1980 and prior years and 5.00% to 7.25% on policies issued in 1981 and subsequent years. Mortality and withdrawal assumptions are based on tables typically used in the industry, modified to reflect actual experience where appropriate.

Universal life and annuity deposits are credited with varying interest rates determined at the discretion of the Company subject to contractual minimums. During 2003, interest rates credited ranged from 4.25% to 6.00% on universal life deposits and 3.00% to 4.80% on annuity deposits.

Government Regulation

The Company is subject to the corporate governance standards set forth in the recently enacted Sarbanes-Oxley Act of 2002 and other recent changes to the federal securities laws, as well as any rules or regulations that may be promulgated by the Securities and Exchange Commission. Compliance with these standards, rules and regulations, that have recently been enacted, impose additional administrative costs and burdens on the Company.

The Sarbanes-Oxley Act of 2002 (Act) was designed to better protect investors by improving the accuracy and reliability of public company disclosures. Management has implemented what it believes to be the appropriate process both within the Company and with the Board of Directors to comply with the requirements.

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

The NAIC levels and ratios are as follows:

	Ratio of Total Adjusted Capital to
NAIC Required	Authorized Control Level Risk-Based
Regulatory Event	Capital (Less Than or Equal to)
Company action level	2.0	(or 2.5 with negative trends)
Regulatory action level	1.5
Authorized control level	1.0
Mandatory control level	0.7

Erie Family Life has regulatory total adjusted capital of almost $128.0 million and a ratio of total adjusted capital to authorized control level risk-based capital of more than 7:1 at December 31, 2003. The Company’s ratios significantly exceed the minimum NAIC risk-based capital requirements.

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

Employees

Services of 151 full-time employees are provided through EIC. Five of the employees are officers. Employee expenses along with other operating expenses are paid by EIC and reimbursed by the Company on a monthly basis. None of the employees are covered by collective bargaining agreements and the Company believes its employee relations are good.

Website Access to Company Reports

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at http://www.erieinsurance.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Also copies of the Company’s annual report will be made available, free of charge, upon written request.

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

ITEM 2. PROPERTIES

The Company owns real property for investment purposes as provided in Schedule I “Summary of Investments Other Than Investments in Related Parties.” This investment property, located in Allentown, Pennsylvania, is leased to EIC and a nonaffiliated business. Rental income for 2003 was $392,340. The executive and administrative offices of the Company are located in the headquarters office of Erie Insurance Group in Erie, Pennsylvania. The Company pays other members of the Erie Insurance Group an amount determined by an agreement for office space and for the use of facilities, equipment and services.

ITEM 3. LEGAL PROCEEDINGS

Information concerning the legal proceedings of the Company is incorporated by reference to the section “Legal Proceedings” in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Shareholders to be held on April 27, 2004 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 (the “Proxy Statement”).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote to shareholders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from information with respect to executive officers of the Erie Insurance Group set forth in Item 10 in Part III of this Annual Report on Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The information set forth in the “Market for the Registrant’s Common Stock and Related Shareholder Matters” section of the Company’s 2003 Annual Report with respect to dividends declared to shareholders, is incorporated herein by reference.

     The Company’s common stock is traded on the OTC Bulletin Board (OTCBB) under the symbol “ERIF.”

     The following sets forth the range of high and low closing prices of the Company’s stock by quarter:

	2003				2002
	Low		High		Low		High
First Quarter	18	1/2	22		20		21	3/4
Second Quarter	22		23	1/2	20	1/4	22	5/8
Third Quarter	19	1/4	23	1/2	21	1/4	22	1/8
Fourth Quarter	22	5/8	29	3/4	21	1/5	22	1/2

The amount of dividends the Company can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10 percent of its statutory surplus as regards Policyholders as shown on its last annual statement on file with the commissioner, or (b) the net income as reported for the period covered by such annual statement, but shall not include pro rata distribution of any class of the insurer’s own securities. Accordingly, the maximum dividend payout which may be made in 2004 without prior Pennsylvania Commissioner approval is $15,404,485. Dividends declared to shareholders totaled $7,938,000 in both 2003 and 2002.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth in the “Selected Financial Data” section of the Company’s 2003 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2003 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2003 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2003 Financial Statements and the Company’s Independent Auditors’ Report set forth in the “Report of Management” section of the Company’s 2003 Annual Report are incorporated herein by reference, as is the unaudited information set forth in the Notes to the Financial Statements under the caption “Quarterly Results of Operations (Unaudited).”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the Registrant’s Form 10-K annual report for the year ended December 31, 2002 that was filed with the Commission on March 27, 2003, the Company appointed Ernst & Young, LLP to be the Company’s independent accountants for the Company’s 2003 Financial Statements. On March 27, 2003, Malin, Bergquist & Company, LLP was dismissed as the Company’s independent auditors. The Audit Committee of the Company annually considers the selection of the Company’s independent auditors. The Audit Committee has the sole authority to engage the Company’s independent auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, except as described in the following paragraph, the Company’s disclosure controls and procedures as of December 31, 2003 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company has identified a weakness in internal control over the processes used to determine the recorded amount of it’s Deferred Acquisition Costs asset (“DAC”) and related DAC amortization. In their financial statement audit, the Company’s Independent Auditors, Ernst & Young, have characterized this weakness as a Material Weakness, as defined under Statement on Auditing Standards No. 60, which they have communicated to Company management and the Audit Committee of the Board. Company management, under the direction of the Chief Executive Officer and Chief Financial Officer, and in collaboration with the Company’s Audit Committee, has developed a plan to correct this weakness in internal control in 2004. The plan entails implementation of improved procedures and controls over periodic DAC computations and balances, ongoing evaluation of underlying assumptions, monitoring of DAC trends and ratios, and the installation of improved valuation systems. The plan has been reviewed with Ernst & Young and progress will be monitored by Ernst & Young, the Audit Committee of the Board, and Company management including the Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held on April 27, 2004, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 in response to this item.

The Company has adopted a Code of Conduct that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Conduct as Exhibit 14 to this Form 10-K. The Company has also made the Code of Conduct available on its website at http://www.erieinsurance.com.

	Age	Present Principal Position with Erie
	as of	Indemnity Company and Other Material
Name	12/31/03	Positions Held During the Last Five Years
President & Chief Executive Officer
Jeffrey A. Ludrof	44	Director since July 23, 2002; President and Chief Executive Officer of the Company, Erie Insurance Company, Erie Indemnity Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company, and Erie Insurance Company of New York since May 8, 2002; Executive Vice President-Insurance Operations of the Company 1999-May 8, 2002; Senior Vice President of the Company 1994-1999. Director—the Company, Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property & Casualty Company, Flagship City Insurance Company and Erie Indemnity Company.

Executive Vice Presidents
Jan R. Van Gorder	56	Director since 1990. Senior Executive Vice President, Secretary and General Counsel of the Company, Erie Indemnity Company, and Erie Insurance Company since 1990 and of Flagship City Insurance Company and Erie Insurance Property & Casualty Company since 1992 and 1993, respectively and of Erie Insurance Company of New York since 1994. Acting President and Chief Executive Officer of the Company, Erie Indemnity Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York from January 19, 2002-May 8, 2002; Director—the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company, Erie Insurance Company of New York and Erie Indemnity Company.

	Age	Present Principal Position with Erie
	as of	Indemnity Company and Other Material
Name	12/31/03	Positions Held During the Last Five Years
John J. Brinling, Jr.	56	Executive Vice President of the Company since December 1990. Division Officer 1984-present. Director-Erie Insurance Company of New York.

Philip A. Garcia	47	Executive Vice President and Chief Financial Officer of the Company, Erie Insurance Company, Erie Indemnity Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York since October 1997. Senior Vice President and Controller 1993-1997. Director-Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York.

Michael J. Krahe	50	Executive Vice President—Human Development and Leadership since January 2003; Senior Vice President 1999-December 2002; Vice President 1994-1999.

Thomas B. Morgan	40	Executive Vice President—Insurance Operations since January 2003; Senior Vice President October 2001-December 2003; Assistant Vice President and Branch Manager 1997-October 2001; Independent Insurance Agent 1988-1997; Director—Erie Insurance Company of New York, Erie Insurance Property & Casualty Company and Flagship City Insurance Company.
Senior Vice President
Douglas F. Ziegler	53	Senior Vice President, Treasurer and Chief Investment Officer of the Company since 1993. Senior Vice President, Treasurer and Chief Investment Officer of the Erie Insurance Company, Erie Indemnity Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York. Director-Erie Insurance Company of New York.

ITEM 11. EXECUTIVE COMPENSATION

The answer to this item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships with Company directors is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The following financial statements of the Company and the report of independent certified public accountants are incorporated herein by reference to pages 35 through 53 in the Company’s Annual Report to Shareholders for the year ended December 31, 2003.

		Independent Auditors’ Report
		Statements of Financial Position — December 31, 2003 and 2002
		Statements of Operations for the years ended December 31, 2003, 2002 and 2001
		Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
		Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
		Notes to Financial Statements

	(2)	The following financial statement schedules are included herein:

			Page

		Report of Independent Auditors – 2002 and 2001	15

		Schedule I — Summary of Investments Other Than Investments in Related Parties	16

		Schedule III — Supplementary Insurance Information	17

		Schedule IV — Reinsurance	18

		All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

	(3)	Exhibits:

		See Exhibit Index on Page 19 hereof.

		All exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(b)		Reports on Form 8-K.

		On October 29, 2003, the Company filed a report on Form 8-K, reporting under Item 12, that a press release had been issued reporting the Company’s earnings for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2004

ERIE FAMILY LIFE INSURANCE COMPANY (Registrant)

Principal Officers

/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President and Chief Executive Officer

/s/ Jan R. Van Gorder

Jan R. Van Gorder, Senior Executive Vice President, Secretary & General Counsel

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO

/s/ Timothy G. NeCastro

Timothy G. NeCastro, Senior Vice President & Controller

Board of Directors

/s/ Kaj Ahlmann	/s/ C. Scott Hartz

Kaj Ahlmann	C. Scott Hartz

/s/ John T. Baily	/s/ F. William Hirt

John T. Baily	F. William Hirt

/s/ Samuel P. Black, III	/s/ Samuel P. Katz

Samuel P. Black, III	Samuel P. Katz

/s/ J. Ralph Borneman, Jr.	/s/ Claude C. Lilly, III

J. Ralph Borneman, Jr.	Claude C. Lilly, III

/s/ Wilson C. Cooney	/s/ Jeffrey A. Ludrof

Wilson C. Cooney	Jeffrey A. Ludrof

/s/ Patricia Garrison-Corbin	/s/ Jan R. Van Gorder

Patricia Garrison-Corbin	Jan R. Van Gorder

/s/ John R. Graham	/s/ Robert C. Wilburn

John R. Graham	Robert C. Wilburn

/s/ Susan Hirt Hagen

Susan Hirt Hagen

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders
Erie Family Life Insurance Company

We have audited the Statements of Financial Position of Erie Family Life Insurance Company (Company) as of December 31, 2002 and the related Statements of Operations, Shareholders’ Equity and Cash Flows for each of the two years in the period ended December 31, 2002. In connection with our audits of the financial statements, we also have audited the 2002 and 2001 financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 and 2001 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Malin, Bergquist & Company, LLP
Malin, Bergquist & Company, LLP

Erie, Pennsylvania
February 7, 2003

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2003

	Cost or		Amount at Which
	Amortized	Market	Shown in the
Type of Investment	Cost	Value	Balance Sheet

	(In thousands)
Fixed Maturities Available-for-Sale
U. S. Treasuries and Government Agency	$61,176	$62,682	$62,682
Public Utilities	141,154	151,003	151,003
U. S. Banks, Trusts, and Insurance Companies	158,731	167,253	167,253
U. S. Industrial and Miscellaneous	554,379	595,071	595,071
Mortgage Backed	145,394	148,834	148,834
Asset Backed	5,032	5,362	5,362
Foreign Governments - Agency	7,961	8,046	8,046
Foreign Banks, Trusts, and Insurance Companies	20,038	20,151	20,151
Foreign Industrial and Miscellaneous	101,130	112,033	112,033
Foreign Public Utilities	8,612	9,892	9,892

Total Fixed Maturities Available-for-Sale	$1,203,607	$1,280,327	$1,280,327

Equity Securities
Nonredeemable Preferred Stocks:
Public Utilities	$1,864	$2,000	$2,000
U. S. Banks, Trusts, and Insurance Companies	13,909	15,830	15,830
U. S. Industrial and Miscellaneous	17,119	18,874	18,874
Foreign Banks, Trusts and Insurance Companies	20,716	22,652	22,652
Foreign Industrial and Miscellaneous	3,000	3,592	3,592

Total Equity Securities	$56,608	$62,948	$62,948

Real Estate Investment Property	$1,127	$1,127	$1,127
Policy Loans	9,951	9,951	9,951
Mortgage Loans	6,305	6,305	6,305
Limited Partnerships	12,203	12,241	12,241

Total Investments	$1,289,801	$1,372,899	$1,372,899

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

	At December 31,				For the Years Ended December 31,

	Deferred	Future						Amortization
	Policy	Policy		Other		Net	Life &	of Deferred	Other
	Acquisition	Benefits &	Unearned	Policy	Policy	Investment	Annuity	Acquisition	Operating
Segment	Costs	Deposits	Premium	Claims	Revenues (a)	Income	Benefits	Costs	Expenses

(In thousands)
2003
Ordinary Life Insurance	$95,281	$255,843	$251	$3,406	$52,045	$14,784	$27,906	$5,922	$14,823
Accident & Health	0	338	0	0	254	7	123	0	149
Group Life & Other	0	2,908	5	247	3,628	158	2,670	0	303
Annuities	8,593	932,553	0	0	5	53,289	42,109	604	3,441
Corporate	0	0	0	0	0	8,728	0	0	0

Total	$103,874	$1,191,642	$256	$3,653	$55,932	$76,966	$72,808	$6,526	$18,716

2002
Ordinary Life Insurance	$89,031	$228,032	$202	$2,111	$48,070	$13,111	$29,265	$6,820	$16,267
Accident & Health	0	148	0	0	167	3	62	0	87
Group Life & Other	0	2,239	2	251	2,889	144	1,852	0	279
Annuities	15,034	803,675	0	0	3	43,627	39,684	1,607	2,823
Corporate	0	0	0	0	0	9,401	0	0	0

Total	$104,065	$1,034,094	$204	$2,362	$51,129	$66,286	$70,863	$8,427	$19,456

2001
Ordinary Life Insurance	$82,423	$205,267	$212	$1,729	$43,693	$13,500	$25,044	$4,618	$14,142
Accident & Health	0	39	0	0	35	1	21	0	(13)
Group Life & Other	0	2,532	0	221	2,760	161	3,246	0	260
Annuities	9,592	636,849	0	0	3	42,318	35,210	1,200	1,598
Corporate	0	0	0	0	0	5,201	0	0	0

Total	$92,015	$844,687	$212	$1,950	$46,491	$61,181	$63,521	$5,818	$15,987

(a) Net of reinsurance ceded

SCHEDULE IV - REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

(In thousands)
December 31, 2003
Life Insurance in force	$27,077,945	$9,788,882	$0	$17,289,063	0.00%
Premiums for the year:
Life Insurance	68,777	16,732	0	52,045	0.00%
Annuities	5	0	0	5	0.00%
Accident & Health	537	283	0	254	0.00%
Group Life & Other	3,628	0	0	3,628	0.00%

Total Premiums	$72,947	$17,015	$0	$55,932	0.00%

December 31, 2002
Life Insurance in force	$23,198,178	$7,043,035	$0	$16,155,143	0.00%
Premiums for the year:
Life Insurance	60,132	12,063	0	48,069	0.00%
Annuities	3	0	0	3	0.00%
Accident & Health	402	234	0	168	0.00%
Group Life & Other	2,889	0	0	2,889	0.00%

Total Premiums	$63,426	$12,297	$0	$51,129	0.00%

December 31, 2001
Life Insurance in force	$18,903,134	$4,112,150	$0	$14,790,984	0.00%
Premiums for the year:
Life Insurance	51,644	7,951	0	43,693	0.00%
Annuities	3	0	0	3	0.00%
Accident & Health	142	107	0	35	0.00%
Group Life & Other	2,760	0	0	2,760	0.00%

Total Premiums	$54,549	$8,058	$0	$46,491	0.00%

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description of Exhibit
3.1*	Amended and Restated By-laws of Registrant

10.1**	1997 Annual Incentive Plan of Erie Indemnity Company

10.2**	Erie Indemnity Company Long-Term Incentive Plan

10.3**	Employment Agreement effective December 16, 1997 by and
between Erie Indemnity Company and Stephen A. Milne

10.4**	Employment Agreement effective December 16, 1997 by and
between Erie Indemnity Company and Jan R. Van Gorder

10.5**	Employment Agreement effective December 16, 1997 by and
between Erie Indemnity Company and Philip A. Garcia

10.6**	Employment Agreement effective December 16, 1997 by and
between Erie Indemnity Company and John J. Brinling, Jr.

10.7***	Employment Agreement effective June 30, 1999 by and
between Erie Indemnity Company and Jeffrey A. Ludrof

10.8***	Employment Agreement effective December 15, 1999 by and
between Erie Indemnity Company and Douglas F. Ziegler

10.9***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.10***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.11***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.12***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.13***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.14****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.15****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

10.16****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description of Exhibit
10.17****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.18****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.19****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

10.20*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne

10.21*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder

10.22*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia

10.23*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.24*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.25*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler

10.26*****	Summary of termination benefits provided Stephen A. Milne upon voluntary termination from active employment on January 18, 2002

10.27#	Employment Agreement effective May 9, 2002 by and between
Erie Indemnity Company and Jeffrey A. Ludrof

10.28#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Jan R. Van Gorder

10.29#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Philip A. Garcia

10.30#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.31#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Douglas F. Ziegler

10.32#	Employment Agreement effective December 15, 2002 by and
between Erie Indemnity Company and Michael J. Krahe

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.33#	Employment Agreement effective December 15, 2002 by and
	between Erie Indemnity Company and Thomas B. Morgan

10.34	Addendum to Employment Agreement effective December 12, 2003	23
	by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.35	Addendum to Employment Agreement effective December 12, 2003	24
	by and between Erie Indemnity Company and Jan R. Van Gorder

10.36	Addendum to Employment Agreement effective December 12, 2003	25
	by and between Erie Indemnity Company and Philip A. Garcia

10.37	Addendum to Employment Agreement effective December 12, 2003	26
	by and between Erie Indemnity Company and John J. Brinling, Jr.

10.38	Addendum to Employment Agreement effective December 12, 2003	27
	by and between Erie Indemnity Company and Douglas F. Ziegler

10.39	Addendum to Employment Agreement effective December 12, 2003	28
	by and between Erie Indemnity Company and Michael J. Krahe

10.40	Addendum to Employment Agreement effective December 12, 2003	29
	by and between Erie Indemnity Company and Thomas B. Morgan

10.41	Insurance bonus agreement effective December 23, 2003 by	30
	and between Erie Indemnity Company and Jeffrey A. Ludrof

10.42	Insurance bonus agreement effective December 23, 2003 by	33
	and between Erie Indemnity Company and Jeffrey A. Ludrof

10.43	Insurance bonus agreement effective December 23, 2003 by	36
	and between Erie Indemnity Company and Jan R. Van Gorder

10.44	Insurance bonus agreement effective December 23, 2003 by	39
	and between Erie Indemnity Company and Philip A. Garcia

10.45	Insurance bonus agreement effective December 23, 2003 by	42
	and between Erie Indemnity Company and John J. Brinling, Jr.

10.46	Insurance bonus agreement effective December 23, 2003 by	45
	and between Erie Indemnity Company and Michael J. Krahe

10.47	Insurance bonus agreement effective December 23, 2003 by	47
	and between Erie Indemnity Company and Thomas B. Morgan

13	2003 Annual Report to Shareholders. Reference is made to the	49
	Annual Report furnished to the Commission, herewith.

14	Code of Conduct	82

16#	Letter Regarding Change in Certifying Accountant

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
23	Independent Auditors' Consent
	and Report on Schedules	93

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002	94

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002	95

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
	Section 906 of the Sarbanes - Oxley Act of 2002	96

99.1****	Audit Committee Charter

*	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 1998 that was filed with the Commission on March 9, 1999.

**	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 1997 that was filed with the Commission on March 11, 1998.

***	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 1999 that was filed with the Commission on March 28, 2000.

****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 2000 that was filed with the Commission on March 19, 2001.

*****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 2001 that was filed with the Commission on March 15, 2002.

#	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K Annual Report for the year ended December 31, 2002 that was filed with the Commission on March 27, 2003.