Form 10-K/A
period 2003-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 2004-04-01
CIK 33416

FORM 10-K/A
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

Yes [X]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes [ ]	No [X]

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

AMENDMENTS:

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 that was originally filed with the Securities and Exchange Commission on March 8, 2004 (the “Original Filing”) is being filed to amend Items 3, 10, 11, 12, 13, 14 and 15. Item 15 has been restated to list as an exhibit and furnish the Company’s proxy statement first delivered to shareholders on or about March 26, 2004 in connection with the Company’s scheduled April 27, 2004 annual meeting of shareholders that was omitted from the Original Filing. Items 10, 11, 12, 13 and 14 have been restated to reference the exhibit added to Item 15.

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

Insurance Liabilities

The Company establishes and maintains actuarial reserves to meet its obligations on life insurance, disability income and annuity policies. These reserves are amounts which, with additions from premiums to be received on outstanding policies and with interest on such reserves compounded annually at certain assumed rates, are calculated to be sufficient to meet policy obligations at death, disability or maturity in accordance with the mortality and morbidity assumptions employed when the policies are issued.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held on April 27, 2004, which is filed as Exhibit 20 to this Form 10-K/A.

The Company has adopted a Code of Conduct that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Conduct as Exhibit 14 to this Form 10–K. The Company has also made the Code of Conduct available on its website at http://www.erieinsurance.com.

	Age	Present Principal Position with Erie
	as of	Family Life and Other Material
Name	12/31/03	Positions Held During the Last Five Years
President and Chief Executive Officer

Jeffrey A. Ludrof	44	Director since July 23, 2002; President and Chief Executive Officer of the Company, Erie Insurance Company, Erie Indemnity Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company, and Erie Insurance Company of New York since May 8, 2002; Executive Vice President–Insurance Operations of the Company 1999–May 8, 2002; Senior Vice President of the Company 1994–1999. Director—the Company, Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property & Casualty Company, Flagship City Insurance Company and Erie Indemnity Company.

Executive Vice Presidents

Jan R. Van Gorder	56	Director since 1990. Senior Executive Vice President, Secretary and General Counsel of the Company, Erie Indemnity Company, and Erie Insurance Company since 1990 and of Flagship City Insurance Company and Erie Insurance Property & Casualty Company since 1992 and 1993, respectively and of Erie Insurance Company of New York since 1994. Acting President and Chief Executive Officer of the Company, Erie Indemnity Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York from January 19, 2002–May 8, 2002; Director—the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company, Erie Insurance Company of New York and Erie Indemnity Company.

	Age	Present Principal Position with Erie
	as of	Family Life and Other Material
Name	12/31/03	Positions Held During the Last Five Years
John J. Brinling, Jr.	56	Executive Vice President of the Company since December 1990. Division Officer 1984–present. Director-Erie Insurance Company of New York.

Philip A. Garcia	47	Executive Vice President and Chief Financial Officer of the Company, Erie Insurance Company, Erie Indemnity Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York since October 1997. Senior Vice President and Controller 1993–1997. Director-Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York.

Michael J. Krahe	50	Executive Vice President–Human Development and Leadership since January 2003; Senior Vice President 1999–December 2002; Vice President 1994–1999.

Thomas B. Morgan	40	Executive Vice President–Insurance Operations since January 2003; Senior Vice President October 2001– December 2003; Assistant Vice President and Branch Manager 1997–October 2001; Independent Insurance Agent 1988–1997; Director Erie Insurance Company of New York, Erie Insurance Property & Casualty Company and Flagship City Insurance Company.

Senior Vice President

Douglas F. Ziegler	53	Senior Vice President, Treasurer and Chief Investment Officer of the Company since 1993. Senior Vice President, Treasurer and Chief Investment Officer of the Erie Insurance Company, Erie Indemnity Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York. Director-Erie Insurance Company of New York.

ITEM 11. EXECUTIVE COMPENSATION

The answer to this item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, which is filed as Exhibit 20 to this Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, which is filed as Exhibit 20 to this Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships with Company directors is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, which is filed as Exhibit 20 to this Form 10-K/A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, which is filed as Exhibit 20 to this Form 10-K/A.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The following financial statements of the Company and the report of independent certified public accountants are incorporated herein by reference to pages 35 through 53 in the Company’s Annual Report to Shareholders for the year ended December 31, 2003.

		Independent Auditors’ Report
		Statements of Financial Position - December 31, 2003 and 2002
		Statements of Operations for the years ended December 31, 2003, 2002 and 2001
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

Date: March 31, 2004	ERIE FAMILY LIFE INSURANCE COMPANY (Registrant) Principal Officers
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

/s/ Malin, Bergquist & Company, LLP
Malin, Bergquist & Company, LLP

Erie, Pennsylvania
February 7, 2003

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2003
	Cost or		Amount at which
	Amortized	Market	Shown in the
Type of Investment	Cost	Value	Balance Sheet
	(In thousands)
Fixed Maturities Available-for-Sale
U. S. Treasuries and Government Agency	$61,176	$62,682	$62,682
Public Utilities	141,154	151,003	151,003
U. S. Banks, Trusts, and Insurance Companies	158,731	167,253	167,253
U. S. Industrial and Miscellaneous	554,379	595,071	595,071
Mortgage Backed	145,394	148,834	148,834
Asset Backed	5,032	5,362	5,362
Foreign Governments - Agency	7,961	8,046	8,046
Foreign Banks, Trusts, and Insurance Companies	20,038	20,151	20,151
Foreign Industrial and Miscellaneous	101,130	112,033	112,033
Foreign Public Utilities	8,612	9,892	9,892

Total Fixed Maturities Available-for-Sale	$1,203,607	$1,280,327	$1,280,327

Equity Securities
Nonredeemable Preferred Stocks:
Public Utilities	$1,864	$2,000	$2,000
U. S. Banks, Trusts, and Insurance Companies	13,909	15,830	15,830
U. S. Industrial and Miscellaneous	17,119	18,874	18,874
Foreign Banks, Trusts and Insurance Companies	20,716	22,652	22,652
Foreign Industrial and Miscellaneous	3,000	3,592	3,592

Total Equity Securities	$56,608	$62,948	$62,948

Real Estate Investment Property	$1,127	$1,127	$1,127
Policy Loans	9,951	9,951	9,951
Mortgage Loans	6,305	6,305	6,305
Limited Partnerships	12,203	12,241	12,241

Total Investments	$1,289,801	$1,372,899	$1,372,899

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

	At December 31,				For the Years Ended December 31,
	Deferred	Future						Amortization
	Policy	Policy		Other		Net	Life &	of Deferred	Other
	Acquisition	Benefits &	Unearned	Policy	Policy	Investment	Annuity	Acquisition	Operating
Segment	Costs	Deposits	Premium	Claims	Revenues (a)	Income	Benefits	Costs	Expenses
(In thousands)
2003
Ordinary Life Insurance	$95,281	$255,843	$251	$3,406	$52,045	$14,784	$27,906	$5,922	$14,823
Accident & Health	0	338	0	0	254	7	123	0	149
Group Life & Other	0	2,908	5	247	3,628	158	2,670	0	303
Annuities	8,593	932,553	0	0	5	53,289	42,109	604	3,441
Corporate	0	0	0	0	0	8,728	0	0	0

Total	$103,874	$1,191,642	$256	$3,653	$55,932	$76,966	$72,808	$6,526	$18,716

2002
Ordinary Life Insurance	$89,031	$228,032	$202	$2,111	$48,070	$13,111	$29,265	$6,820	$16,267
Accident & Health	0	148	0	0	167	3	62	0	87
Group Life & Other	0	2,239	2	251	2,889	144	1,852	0	279
Annuities	15,034	803,675	0	0	3	43,627	39,684	1,607	2,823
Corporate	0	0	0	0	0	9,401	0	0	0

Total	$104,065	$1,034,094	$204	$2,362	$51,129	$66,286	$70,863	$8,427	$19,456

2001
Ordinary Life Insurance	$82,423	$205,267	$212	$1,729	$43,693	$13,500	$25,044	$4,618	$14,142
Accident & Health	0	39	0	0	35	1	21	0	(13)
Group Life & Other	0	2,532	0	221	2,760	161	3,246	0	260
Annuities	9,592	636,849	0	0	3	42,318	35,210	1,200	1,598
Corporate	0	0	0	0	0	5,201	0	0	0

Total	$92,015	$844,687	$212	$1,950	$46,491	$61,181	$63,521	$5,818	$15,987

(a) Net of reinsurance ceded

SCHEDULE IV - REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
(In thousands)
December 31, 2003
Life Insurance in force	$27,077,945	$9,788,882	$0	$17,289,063	0.00%
Premiums for the year:
Life Insurance	68,777	16,732	0	52,045	0.00%
Annuities	5	0	0	5	0.00%
Accident & Health	537	283	0	254	0.00%
Group Life & Other	3,628	0	0	3,628	0.00%

Total Premiums	$72,947	$17,015	$0	$55,932	0.00%

December 31, 2002
Life Insurance in force	$23,198,178	$7,043,035	$0	$16,155,143	0.00%
Premiums for the year:
Life Insurance	60,132	12,063	0	48,069	0.00%
Annuities	3	0	0	3	0.00%
Accident & Health	402	234	0	168	0.00%
Group Life & Other	2,889	0	0	2,889	0.00%

Total Premiums	$63,426	$12,297	$0	$51,129	0.00%

December 31, 2001
Life Insurance in force	$18,903,134	$4,112,150	$0	$14,790,984	0.00%
Premiums for the year:
Life Insurance	51,644	7,951	0	43,693	0.00%
Annuities	3	0	0	3	0.00%
Accident & Health	142	107	0	35	0.00%
Group Life & Other	2,760	0	0	2,760	0.00%

Total Premiums	$54,549	$8,058	$0	$46,491	0.00%

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
3.1*	Amended and Restated By-laws of Registrant

10.1**	1997 Annual Incentive Plan of Erie Indemnity Company

10.2**	Erie Indemnity Company Long-Term Incentive Plan

10.3**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.4**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.5**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.6**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.7***	Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.8***	Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Douglas F. Ziegler

10.9***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.10***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.11***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.12***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.13***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.14****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.15****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

10.16****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.17****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.18****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.19****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

10.20*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne

10.21*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder

10.22*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia

10.23*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.24*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.25*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler

10.26*****	Summary of termination benefits provided Stephen A. Milne upon voluntary termination from active employment on January 18, 2002

10.27#	Employment Agreement effective May 9, 2002 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.28#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Jan R. Van Gorder

10.29#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Philip A. Garcia

10.30#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.31#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Douglas F. Ziegler

10.32#	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Michael J. Krahe

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit		Sequentially Numbered
Number	Description of Exhibit	Page
10.33#	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Thomas B. Morgan

10.34##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.35##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.36##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.37##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.38##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Douglas F. Ziegler

10.39##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.40##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.41##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.42##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.43##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.44##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.45##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.46##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.47##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

13##	2003 Annual Report to Shareholders. Reference is made to the Annual Report furnished to the Commission, herewith.

14##	Code of Conduct

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

16#	Letter Regarding Change in Certifying Accountant

20	Other Documents or Statements to Shareholders	23

23##	Independent Auditors’ Consent and Report on Schedules

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	62

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	63

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	64

99.1****	Audit Committee Charter

*	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1998 that was filed with the Commission on March 9, 1999.

**	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1997 that was filed with the Commission on March 11, 1998.

***	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1999 that was filed with the Commission on March 28, 2000.

****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000 that was filed with the Commission on March 19, 2001.

*****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2001 that was filed with the Commission on March 15, 2002.

#	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002 that was filed with the Commission on March 27, 2003.

##	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Original Form 10-K Annual Report for the year ended December 31, 2003 that was filed with the Commission on March 8, 2004.