Form 10-Q
period 2004-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 2004-05-14
CIK 33416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Yes            No  X

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on May 10, 2004.

INDEX

ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION

ERIE FAMILY LIFE INSURANCE COMPANY

STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments:
Fixed maturities at fair value (amortized cost of $1,245,569 and $1,203,607, respectively)	$1,349,147	$1,280,327
Equity securities at fair value (cost of $56,608 and $56,608, respectively)	64,666	62,948
Limited partnerships
(cost of $11,609 and $12,203, respectively)	11,711	12,241
Real estate mortgage loans	6,261	6,305
Real estate	1,106	1,127
Policy loans	10,097	9,951

Total investments	1,442,988	1,372,899
Cash and cash equivalents	103,936	91,667
Premiums receivable from policyholders	6,924	7,344
Reinsurance recoverable	2,741	2,960
Other receivables	352	137
Accrued investment income	18,418	15,088
Deferred policy acquisition costs	100,553	103,874
Reserve credit for reinsurance ceded	22,209	20,758
Prepaid federal income taxes	0	1,983
Other assets	10,269	18,520

Total assets	$1,708,390	$1,635,230

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Policy Liabilities and Accruals:
Future policy benefits	$111,786	$108,089
Policy and contract claims	3,294	3,653
Annuity deposits	948,061	932,553
Universal life deposits	153,434	150,421
Supplementary contracts not including life contingencies	709	579
Other policyholder funds	7,561	9,856
Federal income taxes payable	522	0
Deferred income taxes	57,975	48,796
Reinsurance premium due	786	1,875
Securities lending collateral	79,228	65,495
Accounts payable and accrued expenses	22,840	9,239
Notes payable to Erie Indemnity Company	40,000	40,000
Due to affiliates	2,085	3,442
Dividends payable	2,079	1,985

Total liabilities	1,430,360	1,375,983

Shareholders’ Equity:
Common stock, $.40 par value per share; authorized 15,000,000 shares; 9,450,000 shares issued and outstanding	3,780	3,780
Additional paid-in capital	630	630
Accumulated other comprehensive income	59,569	44,537
Retained earnings	214,051	210,300

Total shareholders’ equity	278,030	259,247

Total liabilities and shareholders’ equity	$1,708,390	$1,635,230

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands, except per share data)
Revenues:
Net Policy Revenue:
Life premiums	$13,112	$12,242
Group life and other premiums	867	847

Total net policy revenue	13,979	13,089
Net investment income	18,755	18,584
Net realized gains on investments	2,848	2,162
Equity in earnings of limited partnerships	155	280
Other income	318	177

Total revenues	36,055	34,292

Benefits and Expenses:
Death benefits	4,904	3,841
Interest on annuity deposits	10,910	9,935
Interest on universal life deposits	1,736	1,779
Surrender and other benefits	320	273
Increase in future life policy benefits	2,247	1,788
Amortization of deferred policy acquisition costs	1,283	3,315
Commissions	542	1,341
General expenses	3,878	3,064
Taxes, licenses and fees	834	677

Total benefits and expenses	26,654	26,013

Income before income taxes	9,401	8,279

Provision for federal income taxes (benefit):
Current	2,487	3,725
Deferred	1,084	(852)

Total provision for federal income taxes	3,571	2,873

Net income	$5,830	$5,406

Net income per share	$0.62	$0.57

Dividends declared per share	$0.22	$0.21

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY

STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
Net income	$5,830	$5,406

Unrealized gains on securities:
Unrealized holding gains arising during period, net of related offsets	25,974	17,691
Less: Gains included in net income	(2,848)	(2,162)

Net unrealized holding gains arising during period, net of related offsets	23,126	15,529
Income tax expense related to unrealized gains	8,094	5,435

Unrealized appreciation of investments, net of taxes	15,032	10,094

Comprehensive income	$20,862	$15,500

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Premiums collected	$10,790	$10,341
Net investment income received	16,480	14,478
Miscellaneous income	318	177
Benefits to policyholders	(18,870)	(16,031)
Commissions paid to agents	(1,340)	(3,948)
Salaries and wages paid	(3,326)	(3,038)
General operating expenses paid	(4,183)	(3,883)
Taxes, licenses and fees paid	(1,291)	(1,175)
Income taxes recovered (paid)	19	(14)

Net cash used in operating activities	(1,403)	(3,093)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investments:
Fixed maturities	(70,733)	(182,931)
Equity securities	0	(5,590)
Limited partnerships	(5)	(650)
Sales/maturities of investments:
Sales of fixed maturities	49,784	76,777
Calls/maturities of fixed maturities	3,530	29,032
Equity securities	0	3,154
Limited partnerships	800	1,617
Increase in collateral from securities lending	13,733	32,519
Net mortgage loans	44	300
Net policy loans	(146)	(54)

Net cash used in investing activities	(2,993)	(45,826)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Annuity and supplementary contract deposits and interest	33,603	72,153
Annuity and supplementary contract surrenders and withdrawals	(17,966)	(12,318)
Universal life deposits and interest	4,820	5,093
Universal life surrenders	(1,807)	(1,251)
Dividends paid to shareholders	(1,985)	(1,985)

Net cash provided by financing activities	16,665	61,692

Net increase in cash and cash equivalents	12,269	12,773
Cash and cash equivalents at beginning of period	91,667	97,022

Cash and cash equivalents at end of period	$103,936	$109,795

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)
(All dollar amounts are in thousands)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accrual) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 8, 2004.

NOTE B — RECLASSIFICATIONS

Certain amounts previously reported in the 2003 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings or total Shareholders’ Equity.

NOTE C — INVESTMENTS

At March 31, 2004 and 2003, marketable equity securities consist of nonredeemable preferred stock while fixed maturities consist of bonds, notes and redeemable preferred stock. Management considers all fixed maturities as available-for-sale. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred federal income taxes, reported as a separate component of Comprehensive Income and Shareholders’ Equity.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE C — INVESTMENTS (Continued)

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2004
Fixed Maturities:
Bonds:
U.S. treasuries and government agencies	$67,161	$2,697	$0	$69,858
Public utilities	147,103	13,532	73	160,562
U.S. banks, trusts and insurance companies	168,522	13,361	148	181,735
U.S. industrial and miscellaneous	540,176	51,226	163	591,239
Mortgage-backed	158,604	6,360	79	164,885
Asset-backed	8,023	478	0	8,501
Foreign	148,964	16,194	147	165,011

Total bonds	1,238,553	103,848	610	1,341,791
Redeemable preferred stock	7,016	340	0	7,356

Total fixed maturities	1,245,569	104,188	610	1,349,147

Equity Securities:
Nonredeemable preferred stock:
Public utilities	1,864	121	0	1,985
U.S. banks, trusts and insurance companies	13,909	2,361	0	16,270
U.S. industrial and miscellaneous	17,119	2,321	0	19,440
Foreign	23,716	3,255	0	26,971

Total equity securities	56,608	8,058	0	64,666

Total available-for-sale securities	$1,302,177	$112,246	$610	$1,413,813

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE C — INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2003
Fixed Maturities:
Bonds:
U.S. treasuries and government agencies	$61,176	$1,543	$37	$62,682
Public utilities	141,154	10,377	528	151,003
U.S. banks, trusts and insurance companies	158,731	9,358	836	167,253
U.S. industrial and miscellaneous	547,363	41,077	776	587,664
Mortgage-backed	145,394	3,622	182	148,834
Asset-backed	5,032	330	0	5,362
Foreign	137,741	13,314	933	150,122

Total bonds	1,196,591	79,621	3,292	1,272,920
Redeemable preferred stock	7,016	391	0	7,407

Total fixed maturities	1,203,607	80,012	3,292	1,280,327

Equity Securities:
Nonredeemable preferred stock:
Public utilities	1,864	136	0	2,000
U.S. banks, trusts and insurance companies	13,909	1,921	0	15,830
U.S. industrial and miscellaneous	17,119	1,775	20	18,874
Foreign	23,716	2,528	0	26,244

Total equity securities	56,608	6,360	20	62,948

Total available-for-sale securities	$1,260,215	$86,372	$3,312	$1,343,275

Realized gains and losses on the sales of investments are recognized in income using the specific identification method. Investments that have declined in value below cost and for which the decline is considered to be other-than-temporary by management are written down to estimated realizable value. The impairments are made on an individual security basis and are recorded as a component of net realized gains on investments in the Statements of Operations.

The components of net realized gains on investments as reported in the Statements of Operations are included below. There were no impairment charges recorded in the first quarter of 2004.

Included in the first quarter of 2003 gross realized losses are impairment charges of $3.5 million related to fixed maturities.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE C — INVESTMENTS (Continued)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Fixed maturities:
Gross realized gains	$2,975	$7,004
Gross realized losses	(127)	(4,833)

Net realized gains	2,848	2,171
Equity securities:
Net realized losses	0	(9)

Net realized gains on investments	$2,848	$2,162

The gross unrealized losses at March 31, 2004 span the various investment categories of fixed maturities and equity securities. The gross unrealized losses are aged as follows:

			Estimated	Number
	Unrealized	Amortized	Fair	of
	Loss	Cost	Value	Holdings
Six months or less	($70)	$23,231	$23,161	9
Six to 12 months	(498)	34,710	34,212	15
Greater than 18 months	(42)	4,711	4,669	2

	($610)	$62,652	$62,042	26

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower. Company policy requires collateral equal to 102% of the fair value of the loaned securities. The Company maintains full ownership rights to the securities loaned and continues to earn interest on them. In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest received on these short-term investments with the lending agent. Revenue received for the three months ended March 31, 2004 and 2003, related to this program totaled $28 and $21, respectively.

The Company had loaned securities with a market value of $77.5 million and $64.1 million and secured collateral of $79.2 million and $65.5 million at March 31, 2004 and December 31, 2003, respectively. The Company records the loaned securities on its Statements of Financial Position as part of its invested assets. The Company has incurred no losses on the loan program since the program’s inception.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE C — INVESTMENTS (Continued)

Limited partnerships at March 31, 2004 include U.S. and foreign real estate and mezzanine debt investments. Real estate limited partnerships represent 91.0%, while mezzanine debt limited partnerships represent 9.0%, of the total carrying value at March 31, 2004. These partnerships are recorded using the equity method. The Company has not guaranteed any of the partnership liabilities.

The components of equity in earnings of limited partnerships as reported in the Statements of Operations are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Mezzanine debt	$20	($88)
Real estate	135	368

	$155	$280

NOTE D — DEFERRED POLICY ACQUISITION COST (DAC) ASSET

The Company incurs significant costs in connection with acquiring new business. Many of these acquisition costs, which vary with and are primarily related to the production of new business, are deferred as an asset and amortized over a period of time. The Company periodically reviews the DAC asset to determine if it continues to be recoverable from future income. If less than the full amount of DAC is determined to be recoverable, a portion of such costs are expensed at the time of determination.

The DAC on traditional life insurance products is amortized in relation to estimated gross premiums in accordance with FAS 60. The DAC on the annuity and universal life products is amortized in relation to estimated gross profits in accordance with FAS 97.

In the third quarter of 2003 the Company began adjusting the unamortized balance of DAC for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on investments had been realized as of the balance sheet date. The impact of this adjustment, net of tax, is included in Accumulated Other Comprehensive Income in Shareholders’ Equity. As of March 31, 2004, the adjustment to DAC resulting from this change in unrealized investment gains was $20.1 million. The amount charged to Accumulated Other Comprehensive Income was $13.1 million, net of $7.0 million of tax.

During the first quarter of 2004, management of EFL, in response to the material weakness in internal control over accounting for DAC that was reported in the Company’s 2003 Annual Report on Form 10-K, continued its’ evaluation of its’ DAC accounting processes. See Item 4 of Part I of this Form 10-Q report for further discussion of this matter.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE E — SEGMENT INFORMATION

The Company offers a range of products and services, but operates as one reportable life insurance segment. The Company’s Traditional Life insurance line includes permanent life, endowment life, term life and whole life policies. The Universal Life line includes all fixed universal life products sold by the Company. The Company does not sell variable universal life products. The Fixed Annuities line includes fixed ordinary deferred annuities, tax advantaged deferred annuities, annuities in pay-out and structured settlements. Neither variable nor equity indexed annuity products are sold by the Company. The Group Life and Other line includes group life insurance and disability income products. The Corporate Account line includes investment income earned from surplus not specifically allocable to any one product type. Investment-related income is allocated based on the assumption that the fixed maturities and preferred stock portfolios support the insurance product lines and the limited partnership and remaining fixed maturity investments support the Corporate Account.

				Group
Three Months Ended March 31, 2004	Traditional Life	Universal Life	Fixed Annuities	Life & Other	Corporate Account	Total

Total policy revenue, net of reinsurance	$9,644	$3,468	$0	$867	$0	$13,979
Total investment-related and other income	1,850	2,474	15,208	51	2,493	22,076

Total revenues	11,494	5,942	15,208	918	2,493	36,055
Less: Total benefits and expenses	10,271	2,747	13,146	490	0	26,654

Income before taxes	$1,223	$3,195	$2,062	$428	$2,493	$9,401

Three Months Ended March 31, 2003

Total policy revenue, net of reinsurance	$8,963	$3,279	$1	$846	$0	$13,089
Total investment-related and other income	1,892	2,386	14,846	41	2,038	21,203

Total revenues	10,855	5,665	14,847	887	2,038	34,292
Less: Total benefits and expenses	9,406	4,309	11,488	810	0	26,013

Income before taxes	$1,449	$1,356	$3,359	$77	$2,038	$8,279

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

Generally, the Company’s retention limit is $300 per life for individual coverage. For its two newest products, ERIE Flagship Term2 and ERIE Target Term, the Company has first dollar quota share treaties with several unaffiliated reinsurers. The Company reinsures 50% and 90% of the ERIE Flagship Term2 and Erie Target Term products, respectively, subject to the Company’s $300 retention limit. For its disability income product, the Company has a 50% quota share agreement with its reinsurer. As of March 31, 2004 and 2003, $10.0 billion and $7.4 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance business is with Generali USA Reassurance Company, which reinsures a portion of the Company’s life and accident and health business. At March 31, 2004, the amount of in-force life insurance ceded to Generali totaled approximately $5.8 billion.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE F — REINSURANCE (Continued)

The effect of ceded reinsurance in the Statements of Operations is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Direct policy revenue	$18,023	$16,400
Policy revenue ceded	(4,044)	(3,311)

Net policy revenue	13,979	13,089
Net investment income	18,755	18,584
Net realized gains on investments	2,848	2,162
Equity in earnings of limited partnerships	155	280
Other income	318	177

Total revenues	$36,055	$34,292

Benefits and expenses:
Death benefits	$6,626	$5,207
Reinsurance recoveries	(1,722)	(1,366)

Net death benefits	4,904	3,841
Interest on deposits and other policyholder benefits	12,966	11,987
Increases in future life policy benefits	3,698	3,126
Reinsurance reserve credits	(1,451)	(1,338)

Net increases in future life policy benefits	2,247	1,788
Amortization of deferred policy acquisition costs	1,283	3,315
Commissions	2,163	2,895
Reinsurance commission allowance	(1,621)	(1,554)

Net commissions	542	1,341
General expenses, taxes, licenses and fees	4,712	3,741

Total benefits and expenses	$26,654	$26,013

Income before income taxes	$9,401	$8,279

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE G — NOTES PAYABLE TO ERIE INDEMNITY COMPANY

The Company has a $15,000 surplus note payable to Erie Indemnity Company (EIC). This note bears an annual interest rate of 6.45%. Interest on the surplus note is scheduled to be paid semi-annually, subject to prior approval of the Pennsylvania Insurance Commissioner. The note is payable on demand on or after December 31, 2005, subject to prior approval by the Pennsylvania Insurance Commissioner. The Company accrued interest of $0.2 million on this note during the first quarter of 2004 and 2003.

During the third quarter of 2003, the Company issued a $25,000 surplus note to EIC in exchange for $25,000 in cash. This surplus note bears an annual interest rate of 6.70% and is scheduled to be paid semi-annually, subject to prior approval of the Pennsylvania Insurance Commissioner. The surplus note is payable on demand on or after December 31, 2018, subject to prior approval by the Pennsylvania Insurance Commissioner. The Company accrued interest of $0.4 million on this note during the first quarter of 2004.

NOTE H — SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash used in operating activities as presented in the Statements of Cash Flows is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income	$5,830	$5,406
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred policy acquisition costs	1,283	3,315
Other amortization	246	120
Deferred federal income tax expense (benefit)	1,084	(852)
Realized gains on investments	(2,848)	(2,162)
Equity in earnings of limited partnerships	(155)	(280)
Decrease in premium and other receivables	204	1,028
Increase in accrued investment income	(3,330)	(4,654)
Policy acquisition costs deferred	(3,476)	(5,922)
Increase in other assets	(95)	0
Increase in reinsurance recoverables and reserve credits	(1,232)	(958)
Decrease in prepaid federal income taxes	2,506	3,711
Increase in future policy benefits and claims	3,338	3,323
Decrease in other policyholder funds	(2,296)	(2,768)
Decrease in reinsurance premium due	(1,089)	(985)
Decrease in accounts payable and due to affiliates	(1,373)	(1,415)

Net cash used in operating activities	($1,403)	($3,093)

NOTE I — COMMITMENTS

The Company has outstanding commitments to invest up to $1.5 million in real estate limited partnerships at March 31, 2004. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE J — STATUTORY INFORMATION

The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the Pennsylvania Insurance Company Law) amounts to $1,650. In addition, the Company is subject to certain risk based capital surplus requirements. The Company’s total statutory capital and surplus significantly exceed these minimum requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF FINANCIAL OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial information and related notes found on pages 3 through 17, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 8, 2004.

FINANCIAL OVERVIEW

Net income increased to $5.8 million, or $0.62 per share, in the first quarter of 2004, compared to $5.4 million, or $0.57 per share, for the first quarter of 2003. An increase in policy revenues was principally responsible for this growth.

REVENUES

Analysis of Policy Revenue

Total net policy revenue increased 6.8% to $14.0 million in the first quarter of 2004 from $13.1 million during the same period in 2003. Contributing to this growth was an increase in net premiums on traditional life insurance products. Net premiums on traditional life insurance policies increased $0.9 million, or 9.5%, to $10.3 million for the quarter ended March 31, 2004. Total policies in force on traditional life insurance products increased 6.6% to 203,840 at March 31, 2004, compared to 191,257 at March 31, 2003.

Although total net premiums are up in 2004, sales of new traditional policies declined in the first quarter of 2004 when compared to the same period in 2003. Direct new premiums on traditional life insurance policies were down 10.5% to $2.4 million for the quarter ended March 31, 2004, from $2.7 million for the quarter ended March 31, 2003. The decline in new premiums was offset by a significant increase in direct renewal premiums. Direct renewal premiums on traditional life insurance policies increased 19.7%, to $11.5 million for the quarter ended March 31, 2004 from $9.6 million during the same period in 2003

Analysis of Investment-related Income

Net investment income increased $0.2 million to $18.8 million in the first quarter of 2004 from $18.6 million for the same period in 2003. The slight increase in net investment income for the first quarter of 2004 compared to the same period in 2003 is due in part to lower yielding fixed income securities.

Net realized capital gains on investments were $2.8 million in the first quarter of 2004, compared to net realized capital gains of $2.2 million in the first quarter of 2003. There were no impairment charges included in net realized gains in the first quarter of 2004. In the first quarter of 2003, the Company recognized impairment charges of $3.5 million for write-downs of fixed maturity investments deemed to have incurred other-than-temporary impairments in value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF FINANCIAL OPERATIONS (Continued)

The Company’s performance of its fixed maturities and preferred stock compared to market indices is presented below:

Two year period ended
March 31, 2004
(Pre-tax annualized returns) (1)
Erie Family Life Insurance Company indices:
Fixed maturities	11.59%
Preferred stock	15.33
Other indices:
Lehman Brothers U.S. Aggregate	8.50%
S & P 500 Composite Index	.82

     (1) Includes income, realized and unrealized gains and losses.

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies increased $1.1 million or 27.7% in the first quarter of 2004 to $4.9 million. Random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to the small number of claims involved. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased $0.9 million, or 8.0%, to $12.6 million in the first quarter of 2004 from $11.7 million in the first quarter of 2003. This increase can be attributed to the growth of annuities on deposit. At March 31, 2004, the balance of annuity deposits totaled $948.1 million, compared to $863.5 million at March 31, 2003, an increase of 9.8%. The Company has lowered its credited interest rates during the last two years to reflect the current market conditions. Interest was credited on annuity and universal life deposits in 2004 and 2003 at the following rates:

	Annuity	Universal Life
	Deposits	Deposits
January 1, 2003 – February 24, 2003	4.00% - 4.80%	5.25% - 6.00%
February 25, 2003 – March 10, 2003	3.75 - 4.70	5.25 - 6.00
March 11, 2003 – May 14, 2003	3.75 - 4.70	5.00 - 5.75
May 15, 2003 – June 1, 2003	3.50 - 4.70	5.00 - 5.75
June 2, 2003 – July 9, 2003	3.50 - 4.70	4.75 - 5.50
July 10, 2003 – March 31, 2004	3.00 - 4.70	4.25 - 5.00

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance ceded. Increase in future life policy benefits net of reinsurance ceded totaled $2.2 million in the first quarter of 2004,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF FINANCIAL OPERATIONS (Continued)

compared to $1.8 million in the first quarter of 2003, an increase of 25.6%. The increase in reserves is a result of the success of the Company’s newest traditional life insurance products, ERIE Target Term and ERIE Flagship Term2. These products are largely responsible for the growth in life insurance in force which, at March 31, 2004, has grown to $27.7 billion, compared to approximately $24.3 billion at March 31, 2003.

Amortization of deferred policy acquisition costs (DAC) decreased $2.0 million to $1.3 million in the first quarter of 2004 when compared to the same period in 2003. During the first quarter of 2003, the Company recorded amortization based on the results of a recoverability analysis done for the year ended December 31, 2002 that indicated that higher levels of DAC amortization were necessary. An updated analysis of recoverability during the fourth quarter of 2003 and first quarter 2004 supported lower DAC amortization which was reflected in first quarter 2004 DAC based on updated estimates of recoverability.

In addition, during the first quarter of 2004 a reduction in amortization of $0.6 million was recorded as a result of unlocking of interest spreads and premium tax assumptions and updating estimated gross profit calculations to include the impact of realized gains and losses under FAS 97.

Analysis of Other Expenses

Direct commissions to independent agents include new and renewal commissions, production bonuses and promotional incentives. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, are deferrable as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. For the first quarter of 2004, net commission expense decreased $0.8 million to $0.5 million, compared to $1.3 million for the first quarter of 2003. This decrease is primarily attributable to the decline in annuity sales. Annuity premiums for the quarter ended March 31, 2004 were $14.3 million, compared to $55.7 million for the same period in 2003. Commissions and bonuses on these premiums, net of DAC, were $0.3 million and $0.7 million for the periods ended March 31, 2004 and 2003, respectively.

General expenses, net of DAC, increased $0.8 million, or 26.6%, to $3.9 million for the first quarter of 2004, compared to $3.1 million for the same period in 2003. General expenses include wages and salaries, employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company related to the acquisition and underwriting of new policies are deferred as DAC. Such expenses include medical inspection and exam fees related to new business production, wages, salaries and employee benefits of underwriting personnel, and salaries, employee benefits and bonuses paid to sales employees for the production of life and annuity business.

The increase in general expenses is partially the result of an increase in Information Technology resources of the Erie Insurance Group allocated to the Company for ongoing systems projects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF FINANCIAL OPERATIONS (Continued)

FINANCIAL CONDITION

Investments

The Company’s investment strategies provide that portfolios are structured to match the features of the life insurance and annuity products sold by the Company. Annuities and life insurance policies are long-term products; therefore, the Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. The Company’s investments are managed on a total return approach that focuses on current income and capital appreciation.

The Company’s invested assets are sufficiently liquid to meet commitments to its policyholders. At March 31, 2004, the Company’s investment portfolio consisting of cash, investment grade bonds and investment grade preferred stock, totaled more than $1.5 billion, or 86.4% of total assets. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds.

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

For fixed maturity and preferred stock investments, the Company individually analyzes all positions with emphasis on those that, in management’s opinion, have declined significantly below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if declines in value are due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred significant market price declines for extended periods, in which the creditworthiness of the issuer or other factors indicate a decline that is other-than-temporary, are recognized as impaired and reflected as a charge to the Company’s operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF FINANCIAL OPERATIONS (Continued)

Reserve Liabilities

The Company’s primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of policyholder deposits (less applicable insurance and expense charges) plus interest earned on those deposits. Life insurance and annuity reserves are supported primarily by the Company’s long-term, fixed-income investments as the underlying policy reserves are generally also of a long-term nature.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company’s major sources of cash from operations are life insurance premiums and investment income. Major cash outflows from operations are for benefits to policyholders and commissions to agents. The Company’s liquidity position remains strong as investments and cash and cash equivalents increased by $82.4 million during the first three months of 2004 to $1.5 billion.

Annuity and universal life deposits, which do not appear as revenue on the Statement of Operations, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions. This method of accounting records deposits as a liability rather than as revenue. Annuity and universal life deposits were $25.8 million in the first quarter of 2004 and $65.5 million in the first quarter of 2003. The Company’s ability to attract deposits depends in large part on the relative attractiveness of its products compared to other investment alternatives. Annuity deposits began to slow during the second half of 2003 as the Company lowered its credited interest rates and the equity market improved.

The Company’s current commitments for expenditures as of March 31, 2004 are primarily for policy death benefits, policy surrenders and withdrawals, general operating expenses, federal income taxes, and dividends to shareholders. In addition, the Company has outstanding commitments to invest up to $1.5 million in real estate limited partnerships at March 31, 2004. All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. Also available as a source of funds to the Company is a $10.0 million committed line of credit and letter agreement with PNC Bank, N.A. The Company may use extensions of credit from the bank to fund working capital needs of the Company and for other general corporate purposes. At March 31, 2004 and December 31, 2003, securities held as collateral on the committed line of credit totaled $15.2 million and $15.1 million, respectively. At March 31, 2004 and December 31, 2003, there were no borrowings on this line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF FINANCIAL OPERATIONS (Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS

Agent Compensation

In 2003, management of the Erie Insurance Group made a commitment to focus on property/casualty underwriting profitability. One of the changes made to accomplish this goal was to revamp the agency compensation program, including making several changes to the Company’s commission and bonus structure. Effective December 16, 2003, the Company implemented a reduction in the commissions paid on annuities and restructured the bonus program, including life insurance bonuses.

These bonuses, which had been in place for nearly 20 years, were designed to incent agents to sell the Company’s products when the life insurance product portfolio was limited and less competitive with industry leaders. Today, with the introduction of new products, the Company’s portfolio is more competitive and flexible. The Company believes the new commission structure provides competitive levels of compensation and will recognize and reward superior life insurance production. While the level of paid commissions may vary in the short-term, management does not expect the commission expense levels to vary materially since the majority of these expenses are capitalized as deferred policy acquisition costs. Changes in the life commission and bonus structures could affect the growth in sales of life and annuity products by ERIE agencies.

Products with Interest Rate Guarantees

Several of the Company’s annuity and universal life products offer guaranteed interest rates to policyholders. In response to the current interest rate environment, the Company has reduced the credited interest rates to historically low levels. Certain products are now at the minimum interest rates guaranteed under these policy forms.

If the interest rates on fixed income securities continue to decline, the interest rates available in the marketplace may be insufficient to produce target profit margins or, in extreme situations, could produce negative profit margins on annuity and universal life deposits.

Effective July 10, 2003, the Company revised its current deferred annuity products to lower interest rate guarantees on newly issued policies to 1.5% in all policy years. This change has been approved in all states in which the Company operates.

Annuity contracts issued between February 25, 2003 and July 9, 2003 have a guaranteed interest rate of 3.0%. Contract forms issued before February 2003 have a stepped-down guaranteed interest rate structure. The guaranteed interest rates and approximate current deposit liabilities for deferred annuity products with credited interest rates subject to change by the Company are as follows:

	Initial	Current
Policy	Guaranteed	Guaranteed	Deposit
Years	Interest Rate	Interest Rate	Liabilities
			(in thousands)
1-5	4.5%	4.5%	$312,285
6-10	4.5	4.0	111,840
Over 10	4.5	3.5	119,931
All Years	3.0	3.0	31,740
All Years	1.5	1.5	13,852

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF FINANCIAL OPERATIONS (Continued)

The Company has some ability to restrict new deposits on its universal life and annuity policy contracts. New deposits can be limited under the terms of the Company’s universal life and annuity contracts as follows:

•	Universal life products provide for planned premium amounts. Additional unplanned premium payments may be made at any time during the insured’s lifetime and before the end of the payment period. The amounts of such payments must be acceptable to the Company and be within IRS guidelines. Policies in force at March 31, 2004 have an annualized planned premium of $30.2 million.

•	Flexible premium deferred annuity (FPDA) contracts allow the Company to limit deposits to a maximum of $25,000 per year. The Company began limiting deposits to the contractual maximum effective July 10, 2003 on products with interest rate guarantees exceeding 3.0% to insure that overall product interest spreads are maintained. Currently, there are 23,263 FPDA contracts in force, of which 20,433 have guarantees in excess of 3.0%. No additional payments are permitted on single premium deferred annuity contracts.

During the first quarter of 2004, the average rate credited on flexible premium deferred annuity and universal life account values was 4.18% and 4.58%, respectively. The current coupon yield on fixed maturities matched against universal life and annuity products at March 31, 2004, is 6.0%.

Market Conditions for Competing Products

The Company’s deposit-type products compete with a wide variety of investment options. Among other factors affecting the investment decisions of policyholders and potential policyholders are general investment market conditions, particularly the market interest rate environment and the performance of the equity markets. Changes in interest rates affect pricing and the relative attractiveness of interest-sensitive investment options, which bears directly on the ability of the Company to attract new policyholders and retain existing holders of annuity, universal life and certain permanent life insurance products.

Financial Ratings

The combination of Company growth and declines in investment returns exposes the Company to reduced statutory surplus levels. Surplus levels are an important element of the rating process used by such agencies as A.M. Best and Standard & Poor’s, which are industry-accepted measures of an insurance company’s financial health and ability to meet ongoing obligations to policyholders. These ratings are a factor in establishing the competitive position of insurance companies.

If the Company were to incur reductions in statutory surplus for an extended period of time, the ratings of the Company may be downgraded. Future downgrades in these or other ratings would reduce the competitive position of the Company by making it more difficult to attract business in the highly competitive life insurance industry. In such circumstances, the Company may need to take measures to increase surplus levels in order to maintain adequate ratings. The Company may increase surplus through a variety of means, including the issuance of additional surplus notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF FINANCIAL OPERATIONS (Continued)

Introduction of ERIEConnection®

In 2001, the Erie Insurance Group, including the Company, began the development of several eCommerce initiatives in support of the Group’s business model of distributing insurance products exclusively through independent agents. These initiatives include customer interaction systems that are intended to improve service and efficiency, as well as result in increased sales.

The implementation of the new system will require a significant investment in training and orientation for the independent agency force. During implementation, as agency resources are dedicated to learning the new system, sales of new business could be adversely affected over the short term. The amount of lost sales will correlate to the timing and duration of the systems rollout effort as well as the number and types of system issues encountered. Precise measurement of the impact on sales is not estimable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A in the Company’s 2003 Annual Report on Form 10-K. The risks associated with interest rate guarantees on the Company’s universal life and annuity products are discussed in the Company’s Annual Report on Form 10-K for 2003 in Factors That May Affect Future Results. The information contained in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report on Form 10-K is incorporated herein by reference.

The Company also has exposure to credit risk through its portfolios of fixed maturity securities, preferred stock, mortgage loans, and to a lesser extent, short-term investments. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. The Company’s objective is to earn competitive returns by investing in a diversified portfolio of securities. The Company manages this risk by performing up front underwriting analysis and regular reviews by its investment staff. The fixed maturity investments are also maintained between minimum and maximum percentages of invested assets.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, profitability and business relationships and the Company’s other business activities during 2004 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, except for the previously disclosed material weakness relating to the Company’s accounting for deferred acquisition costs (“DAC”), the Company’s disclosure controls and procedures as of March 31, 2004 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In its Form 10-K Annual Report for 2003, the Company identified a weakness in internal control over the processes used to determine the recorded amount of DAC and related DAC amortization. The Company’s independent auditors, Ernst & Young, LLP, in conjunction with its audit of the Company’s 2003 financial statements, characterized this weakness as a material weakness, as defined in Statement on Auditing Standards No. 60. The material weakness was communicated to the Company’s management and the Audit Committee of the Board. The Company’s management, under the direction of its Chief Executive Officer and its Chief Financial Officer, and in collaboration with the Audit Committee of the Board, has developed a plan to correct this weakness in internal control during 2004. The plan entails implementation of improved procedures and controls over periodic DAC computations and balances, ongoing evaluation of underlying assumptions, monitoring of DAC trends and ratios and the installation of improved valuation systems. The plan has been reviewed with, and progress is being monitored by the Audit Committee of the Board and Company management, including the Chief Executive Officer and the Chief Financial Officer.

The Company has made substantive progress in correcting the material weakness during the first quarter of 2004. An independent consulting actuary has been engaged to provide oversight over the team of internal actuarial and accounting personnel performing the evaluation process. This independent consulting actuary is providing direction and guidance in evaluating past practices and in implementing procedures and controls regarding actuarial functions.

While the evaluation continues, the Company has already effected certain improvements to its DAC accounting procedures. For example, actuarial and financial personnel have developed management reports to enable management to better monitor DAC trends and ratios. These reports are reviewed along with the Company’s monthly financial statements, which increase transparency in understanding the periodic results of operations. The Company has also finalized negotiations to purchase a new valuation system. Management evaluated the software packages of multiple potential vendors to determine the package most suitable for the Company from a user and technical standpoint and selected a package in April of 2004. Installation of this new system will begin in the second quarter of 2004 and is expected to extend through year-end.

During the evaluation of DAC accounting practices, the Company has identified adjustments to its previously issued financial statements that would require restatement if the evaluation were complete and no further adjustments were identified through the completion of the evaluation. The adjustments identified through the date of this filing would reduce reported shareholders equity by approximately

ITEM 4. CONTROLS AND PROCEDURES (Continued)

$5 million or 2% of shareholders’ equity at March 31, 2004 and December 31, 2003 and reduce reported DAC by approximately $8 million or 8% of the DAC asset at March 31, 2004 and December 31, 2003. Certain of these adjustments affect previously reported DAC through direct charges to shareholders’ equity while others would require adjustments to previously reported results of operations. The adjustments identified to date are not believed by management to be material to the Company’s results of operations for the first quarter of 2004 or for the years ended December 31, 2003, 2002 or 2001. The Company is continuing its evaluation of DAC accounting practices and may identify additional adjustments to the Company’s financial statements that when considered with the adjustments identified to date may or may not result in the restatement of the Company’s previously issued financial statements.

The interim financial statements contained in a Form 10-Q are required to be reviewed under Statement on Auditing Standards No. 100, “Interim Financial Information”, (“SAS 100”), by an independent public accountant pursuant to Rule 10-01(d) of the Securities and Exchange Commission’s Regulation S-X. The Company is completing its analysis of DAC and believes such review will be completed in the second quarter of 2004, at which time the SAS 100 review will be completed.

Changes in Internal Control Over Financial Reporting

There have been significant changes in the Company’s internal controls as part of the ongoing evaluation of DAC accounting and reporting described immediately above. Management considers these changes to be an important series of steps toward remediation of the material weakness in internal control also described above. While management does not believe the material weakness has been fully remediated at the date of this report, management believes the planned process that is underway will correct the weakness in the months ahead.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Statements of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On February 25, 2004, the Company filed a report on Form 8-K, reporting under Item 12, that a press release had been issued reporting the Company’s earnings for the quarter and year ended December 31, 2003.

On March 5, 2004, the Company filed a report on Form 8-K, reporting under Item 5, that a dividend had been declared at its March 2, 2004 board meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Family Life Insurance Company

(Registrant)

Date: May 13, 2004	/s/ Jeffrey A. Ludrof

(Jeffrey A. Ludrof, President & CEO)

/s/ Philip A. Garcia

(Philip A. Garcia, Executive Vice President & CFO)