Form 10-K/A
period 2003-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 2004-08-20
CIK 33416

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

EXPLANATORY NOTE:

This Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 that was originally filed with the Securities and Exchange Commission on March 8, 2004 as amended on April 1, 2004, (the “Original Filing”) is being filed to amend Items 6, 7, 7A, 8, 9A and 15. In the Original Filing, the Company reported a material weakness in the internal control over the processes used to determine the recorded amount of deferred acquisition costs (DAC) and related DAC amortization. During the second quarter of 2004 the Company completed its evaluation of DAC accounting issues and has identified adjustments to its previously issued financial statements that require restatement. As described further in the footnote 18 to its financial statements, the Company has recorded these adjustments and is hereby amending the Original Filing by filing this Form 10-K/A.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from information with respect to executive officers of the Erie Insurance Group set forth in Item 10 in Part III of this Annual Report on Form 10-K/A.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the OTC Bulletin Board (OTCBB) under the symbol “ERIF.” The Company had 913 shareholders of record of common stock on December 31, 2003.

Date dividends declared	Dividends declared per share
February 25, 2003	$0.210
April 29, 2003	0.210
June 10, 2003	0.210
September 19, 2003	0.210

Total	$0.840

March 5, 2002	$0.210
April 30, 2002	0.210
June 12, 2002	0.210
September 9, 2002	0.210

Total	$0.840

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

The following sets forth the range of high and low closing prices of the Company’s stock by quarter:

	2003				2002
	Low		High		Low		High
First Quarter	18	½	22		20		21	¾
Second Quarter	22		23	½	20	¼	22	5/8
Third Quarter	19	¼	23	½	21	¼	22	1/8
Fourth Quarter	22	5/8	29	¾	21	1/5	22	½

ITEM 6. SELECTED FINANCIAL DATA

Years ended December 31 (Restated*)	2003	2002	2001	2000	1999
	(amounts in thousands, except per share data)
Operating data
Total net policy revenue	$55,932	$51,129	$46,491	$44,537	$41,686
Net investment and other income	79,106	70,765	62,669	63,876	56,905
Net realized gains (losses) on investments	13,176	(9,610)	(19,646)	6,960	4,333

Total revenues	148,214	112,284	89,514	115,373	102,924
Total benefits and expenses	100,909	96,063	84,614	78,075	68,276

Income before income taxes	47,305	16,221	4,900	37,298	34,648
Provision for federal income taxes	14,818	5,636	1,698	12,899	11,504

Net income	$32,487	$10,585	$3,202	$24,399	$23,144

Net income per share	$3.44	$1.12	$0.34	$2.58	$2.45

Financial position
Total assets	$1,629,563	$1,378,451	$1,161,846	$1,015,845	$954,175
Notes payable to affiliate	40,000	15,000	15,000	15,000	15,000
Shareholders’ equity	255,563	217,188	200,822	192,796	170,871
Book value per share	27.04	22.98	21.25	20.40	18.08
Dividends declared per share	0.84	0.84	0.78	0.72	0.66
Average number of shares outstanding	9,450	9,450	9,450	9,450	9,450

*      See Item 8 - Note 18. Restatement of Previously Issued Financial Statements

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 27-49, as they contain important information that is helpful in evaluating the Company’s operating results and financial condition. As further described in Note 18, the Company has restated its financial statements.

Overview

General

Erie Family Life Insurance Company (the Company) is a Pennsylvania life insurance company formed in 1967. The Company operates as one reportable life insurance segment, offering a range of products and services. These products include nonparticipating individual and group life insurance policies, including fixed universal life. The Company also sells fixed individual and group annuities and disability income policies. The Company markets its products through independent agents throughout 10 states and the District of Columbia. The Company is owned 21.6% by Erie Indemnity Company (EIC), 53.5% by Erie Insurance Exchange (Exchange) and the remaining 24.9% by public shareholders. The Company, EIC and the Exchange and its subsidiaries and affiliates operate collectively under the name “Erie Insurance Group.”

Revenues and expenses

The Company earns premiums principally from the sale of individual life, group life and disability income insurance products. The Company also generates a significant amount of investment income from investing premiums and deposits received on fixed annuity contracts. Operating expenses principally consist of insurance benefits provided, interest credited on annuity and universal life deposits, general business expenses, premium taxes and commissions and other costs of selling and servicing the various products the Company sells.

Financial stability

The Company’s profitability depends principally on the ability to price and manage risk on insurance products, the ability to attract and retain deposit funds and the ability to manage expenses. Specific drivers of the Company’s profitability include:

•	Developing and distributing competitive products;

•	Pricing insurance products at a competitive level while enabling the Company to earn a margin over the cost of providing benefits;

•	Controlling expenses of acquiring policyholders and administering insurance products;

•	Mortality and morbidity experience on individual and group life insurance, annuity and disability income products;

•	Persistency experience, which affects the recovery of the costs of acquiring new business over the lives of the contracts;

•	Returns on investments, including maintaining interest rate spreads over the amounts credited to deposit funds.

In addition, external factors such as regulation, competition, interest rates, taxes, securities market conditions and general economic conditions affect profitability.

Market Outlook

According to the Life Insurance Marketing and Research Association, the 2004 growth in new premium for the industry is expected to be approximately 2%. These reports also indicate that pricing in the primary life and life reinsurance markets is holding firm or starting to climb, and underwriting standards for the most part appear to be holding constant.

In addition to these factors, the Company’s production in 2004 will be affected by our multi-line agents’ focus on property/casualty insurance underwriting profitability and the absence of a companywide incentive program. Also, beginning in 2004, ERIE will be rolling out the ERIEConnection® system to its agents. This system will require a significant amount of time for agents to become proficient in its use. The rollout of ERIEConnection® may have a short-term impact on production. A rebounding stock market is also causing equity products to have increased appeal when compared to fixed-rate annuity products sold by the Company.

Significant Transactions with Related Parties

The Company, EIC and the Exchange share common facilities and services. The costs of such common services are allocated to the Company based upon the Company’s usage. Additionally, EIC is the common paymaster for the Erie Insurance Group. The Company reimburses EIC for operating expenses, including salary and benefit costs. Operating expenses of the Company paid by EIC are reimbursed on a monthly basis. The amount of these reimbursements totaled $26.1 million, $23.8 million and $18.5 million for 2003, 2002 and 2001, respectively. No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items.

Employees performing services for the Company participate in the pension and other employee benefit plans sponsored by EIC. Pension benefits are based on years of service and salary. Pension costs are funded by EIC in amounts sufficient to at least meet ERISA minimum funding requirements. The Company reimburses EIC on a monthly basis for its share of pension costs. The Company, through EIC, also participates in certain deferred compensation and supplemental pension plans for certain executive and senior officers. The amounts recorded by the Company for the deferred compensation and supplemental pension plan are reimbursed to EIC as payments are made under these plans. Amounts allocated to the Company from EIC for these pension and other employee benefit plans, and included in the total reimbursements noted in the above paragraph, totaled $1.2 million, $0.8 million and $0.5 million for 2003, 2002 and 2001, respectively.

The Erie Insurance Group affiliated property/casualty insurance companies periodically purchase annuities from the Company in connection with the structured settlement of claims. The reserves held for structured settlement annuities sold to the affiliated property/casualty insurance companies totaled $201.9 million and $186.2 million at December 31, 2003 and 2002, respectively.

The Erie Insurance Group Retirement Plan for employees purchases from the Company individual annuities for some terminated vested employees or beneficiaries receiving benefits. These are nonparticipating annuity contracts under which the Company has unconditionally contracted to provide specified benefits to beneficiaries in return for a fixed premium from the plan. Annuity deposit balances outstanding relating to pension annuities sold to the Erie Insurance Group Retirement Plan are $45.0 million and $47.3 million at December 31, 2003 and 2002, respectively.

The Erie Insurance Group 401(k) plan for employees includes an investment option in a Company group annuity. Annuity deposit balances outstanding relating to 401(k) contributions from employees are $28.0 million and $25.1 million at December 31, 2003 and 2002, respectively.

The Company has a $15.0 million surplus note payable to EIC. This note bears an annual interest rate of 6.45%. Interest on the surplus note is scheduled to be paid semi-annually, subject to approval of the Pennsylvania Insurance Commissioner. The note will be payable on demand on or after December 31, 2005, subject to approval by the Pennsylvania Insurance Commissioner. During 2003, 2002 and 2001, the Company paid interest to EIC totaling $1.0 million in each year.

During the third quarter of 2003, the Company issued an additional $25.0 million surplus note to EIC in exchange for $25.0 million in cash. This surplus note bears an annual interest rate of 6.70% and is scheduled to be paid semi-annually, subject to approval of the Pennsylvania Insurance Commissioner. The surplus note will be payable on demand on or after December 31, 2018, subject to approval by the Pennsylvania Insurance Commissioner. The Company paid interest totaling $0.6 million on this note in 2003.

Critical Accounting Estimates

The Company makes estimates and assumptions that can have a significant affect on amounts and disclosures reported in the financial statements. The most significant estimates relate to valuation of investments, policy acquisition costs, reserves for policy liabilities and guaranty fund liability accruals. While management believes its estimates are appropriate, the ultimate amounts may differ from the estimates provided. The methods for making these estimates are continually reviewed and any adjustments considered necessary are reflected in current earnings.

Investment valuation

Management makes estimates concerning the valuation of all investments and the timely recognition of other-than-temporary declines in value of these investments. When the decline in value of an investment is considered by management to be other-than-temporary, the investment is written down to its market value. For all investments except limited partnerships, the impairment charge is included as a realized loss on investments in the Statements of Operations. For limited partnerships, the impairment charge is included as a component of equity in earnings of limited partnerships. All investments are individually monitored for other-than-temporary declines in value. Generally, if an individual security has in managements opinion depreciated significantly in value and has been in such unrealized loss position for a significant period of time, management presumes there has been an other-than-temporary decline in value. In making valuation judgments, management considers the significance of the amount and timeframe when fair value is below cost; financial condition of the issuer; a significant drop in ratings by

Standard & Poor’s or Moody’s; specific events that occurred affecting an investment; and specific industry or geographic events.

Deferred policy acquisition cost (DAC) asset

The Company incurs significant costs in connection with acquiring new business. Many of these acquisition costs, which vary with and are primarily related to the production of new business, are deferred as an asset. At each balance sheet date, the Company evaluates the historical and expected future gross premiums and profits on its insurance and annuity products.

The DAC on traditional life insurance products is amortized in relation to gross premiums. Assumptions used for a specific year are “locked-in;” therefore, amortization in subsequent years is not adjusted for changing assumptions.

Changes in estimated expected future gross profit on the annuity and universal life products requires that the DAC amortization rate be revised retroactively to the date of policy issuance. The cumulative difference related to prior periods is recognized as a component of the current period’s DAC amortization, along with DAC amortization associated with the actual gross profits of the current period. Lower actual gross profits in a period would typically result in less DAC amortization expense in that period. The converse would also be true. However, if lower gross profits were to continue into the future, additional amortization of the existing DAC asset may occur.

The Company periodically reviews the DAC asset to determine if it continues to be recoverable from future income. If less than the full amount of DAC is determined to be recoverable, a portion of such costs are expensed at the time of determination. The amount of DAC considered realizable would be reduced in the near term if the estimate of ultimate or future gross premiums or profits is reduced. The amount of DAC amortization would be revised if any of the estimates discussed above are revised.

Insurance liabilities

Significant assumptions underlying estimates of reserves for policy liabilities include a variety of factors such as anticipated mortality, morbidity, withdrawals, lapses and investment yields. Liabilities for life insurance and income-paying annuity future policy benefits are computed primarily by the net level premium method. Disability income reserves are calculated as two-year preliminary term mid-terminal reserves plus unearned premium reserves plus claim reserves. Deferred annuity future policy benefit liabilities are established at accumulated values without reduction for surrender charges. Reserves for universal life and investment contracts are based on the contract account balance, if future benefit payments in excess of the account balance are not guaranteed, or the present value of future benefit payments when such payments are guaranteed. Variations are inherent in such calculations due to the estimates and assumptions necessary in the calculations.

Results of Operations

Financial overview

Net income increased to $32.5 million, or $3.44 per share, in 2003, from $10.6 million, or $1.12 per share, in 2002. Strong investment gains, improved spreads on interest-sensitive products and solid premium growth contributed to the financial results of 2003.

Revenues

Analysis of policy revenue

Total net policy revenue increased by $4.8 million, or 9.4%, to $55.9 million in 2003. Total policies in force grew 7.7% to 290,290 at December 31, 2003, from 269,632 at December 31, 2002. Net premiums collected on traditional life insurance policies increased $3.0 million, or 8.5%, to $37.8 million in 2003, from $34.8 million in 2002. Renewal premiums collected increased 9.9% and contributed $2.9 million to the growth in 2003. The Company’s ERIE Flagship TermSM2 and ERIE Target TermSM products, introduced in late 2001, continued to achieve exceptional growth by Company standards in 2003. Policies in force on traditional products increased 7.5% to 201,492 in 2003, from 187,449 in 2002. Life insurance in force continues to grow, totaling $27.1 billion at December 31, 2003, an increase of $3.9 billion, or 16.7%, over 2002. Life insurance in force after consideration of reinsurance ceded increased 7.0% to $17.3 billion at December 31, 2003.

The Company’s new generation of products are heavily reinsured, which allows the Company to price the products more competitively and reduces underwriting volatility. Under the reinsurance treaty for the ERIE Target TermSM product, the reinsurer assumes 90% of mortality risk up to $3.0 million (the Company’s retention limit is $300,000) and assumes all mortality risk above that amount. The reinsurance treaty for the ERIE Flagship TermSM2 product provides that the reinsurer assumes 50% of mortality risk up to $600,000 (the Company’s retention limit is $300,000) and assumes all mortality risk above that amount.

Premiums on a direct and ceded basis for the years ended December 31 are reflected below.

(dollars in thousands)	2003	2002	2001
Direct premiums	$72,947	$63,426	$54,549
Ceded premiums	17,015	12,297	8,058

Net premiums	$55,932	$51,129	$46,491

The increase in ceded premiums resulted from higher sales of the ERIE Target TermSM and ERIE Flagship TermSM2 plans. The reinsurance premiums ceded on the Flagship and Target Term life insurance products alone amounted to $12.8 million and $8.7 million in 2003 and 2002, respectively.

Universal life products generated premium, net of reinsurance, of $13.4 million, $12.2 million and $11.0 million in 2003, 2002 and 2001, respectively. Reinsurance premiums ceded on universal life policies totaled $1.2 million, $1.1 million and $1.1 million in 2003, 2002 and 2001, respectively. Policies in force on universal life products increased 5.3% to 50,306 in 2003 from 47,769 in 2002. Reinsurance arrangements for universal life products did not change in 2002 or 2003.

Total annuity and universal life deposits, which do not appear as revenue on the Statements of Operations, were $157.5 million, $187.7 million and $82.0 million in 2003, 2002 and 2001, respectively. First-year and single premium annuity deposits, excluding deposits for structured settlements and deposits for the Erie Insurance Group Retirement Plan, decreased $39.9 million to $100.7 million in 2003, from $140.6 million in 2002. The Company’s ability to attract deposits depends in large part on the relative attractiveness of its products compared to other investment alternatives. Annuity deposits slowed during the second half of 2003 as the Company lowered its credited interest rates and the equity market improved. For 2003, deposits through July averaged $14.3 million per month, compared to $4.1 million per month from August through December.

Analysis of investment-related income

Net investment income increased $10.7 million, or 16.1%, in 2003 and $5.1 million, or 8.3%, in 2002. The increase in net investment income for both 2003 and 2002 was due to higher-invested balances in fixed maturities partially offset by lower yields. The higher-invested balances were a direct result of significant annuity sales in 2003 and 2002.

The Company recognized net realized gains on investments of $13.2 million in 2003, and net realized losses of $9.6 million and $19.6 million in 2002 and 2001, respectively. Fewer impairments in 2003 contributed to the 2003 increase in net realized gains. The Company recorded impairments on fixed maturity and equity security investments of $3.4 million and $25.8 million in 2003 and 2002, respectively.

The Company’s “Equity in Earnings of Limited Partnerships” decreased to $1.3 million in 2003, from $3.7 million in 2002. The Company recognized impairment charges relating to mezzanine debt limited partnerships of $2.0 million and $1.0 million in 2003 and 2002, respectively, driving the decrease in the earnings of the limited partnerships.

Benefits and expenses

Analysis of policy-related benefits and expenses

Net death benefits on life insurance policies decreased slightly in 2003 to $15.2 million, compared to $15.5 million in 2002 and $13.3 million in 2001. These benefits are net of reinsurance recoveries of $4.7 million, $2.9 million and $2.5 million in 2003, 2002 and 2001, respectively. As noted previously in the “Analysis of Policy Revenue” section, the Company’s primary term products are substantially reinsured. Random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to the small number of claims involved. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes that its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased $2.2 million, or 4.6%, in 2003 and $4.8 million, or 11.4%, in 2002. This increase can be attributed to the growth of annuities on deposit. At December 31, 2003, the balance of annuity deposits totaled $932.6 million, compared to $803.7 million at December 31, 2002, an increase of 16.0%. The Company has lowered its credited interest rates in both 2003 and 2002 to reflect the current market conditions. Interest was credited on annuity and universal life deposits in 2003 and 2002 at the following rates:

	Annuity			Universal life
	deposits			deposits
January 1, 2002–February 19, 2002	5.00%	–	6.00%	6.00%	–	6.75%
February 20, 2002–October 7, 2002	4.75	–	5.50	5.50	–	6.25
October 8, 2002–December 2, 2002	4.25	–	5.00	5.25	–	6.00
December 3, 2002–February 24, 2003	4.00	–	4.80	5.25	–	6.00
February 25, 2003–March 10, 2003	3.75	–	4.70	5.25	–	6.00
March 11, 2003–May 14, 2003	3.75	–	4.70	5.00	–	5.75
May 15, 2003–June 1, 2003	3.50	–	4.70	5.00	–	5.75
June 2, 2003–July 9, 2003	3.50	–	4.70	4.75	–	5.50
July 10, 2003–December 31, 2003	3.00	–	4.70	4.25	–	5.00

Surrender and other benefits decreased by $0.5 million to $1.3 million in 2003 and decreased by $0.5 million to $1.8 million in 2002. Surrender and other benefits include life surrender benefits, matured endowments, disability benefits and interest on death benefits. The decrease in surrender and other benefits in 2003 resulted from changes in the Company’s share of the Pennsylvania Employees Group Life Insurance (PEGLI) pool. PEGLI is a voluntary reinsurance pool that provides reinsurance coverage to primary insurers who insure Commonwealth of Pennsylvania employees upon their retirement. The Company’s share of the PEGLI pool benefit expense was minimal in 2003, $0.6 million in 2002 and $1.0 million in 2001. The change in the Company’s share of the PEGLI pool is subject to fluctuations inherent in the underwriting of life insurance products. Beginning July 1, 2000, the Company stopped receiving new business from the PEGLI pool. Assets recognized by the Company for its share of the PEGLI pool amounts to $2.6 million at December 31, 2003.

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance. The increase in future life policy benefit expense increased $0.6 million, or 9.9%, in 2003 and increased $0.8 million, or 14.2%, in 2002. The required reserves increased with the success of the newest traditional life insurance products, ERIE Target TermSM and ERIE Flagship TermSM2, and with the increase in the Company’s life insurance in force after consideration of reinsurance ceded of 7.0% in 2003.

The amortization of deferred policy acquisition costs increased $0.2 million to $7.5 million in 2003 compared to $7.3 million in 2002 and increased $2.6 million from $4.7 million in 2001. For traditional life products, the amortization of DAC remained steady at $3.8 million for 2003 and $3.3 million for both 2002 and 2001. The majority of increase in amortization from 2001 to 2002 is attributable to the Company’s interest sensitive products. The DAC on these products is amortized in relation to estimated gross profits in accordance with Statement of Financial Accounting Standard No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (FAS 97). The Company periodically evaluates certain assumptions to ensure that best estimates are determined and recorded in accordance with FAS 97. The Company regularly evaluates the appropriateness of certain assumptions related to the interest sensitive products as provided under FAS 97 and modifies (“unlocks”) assumptions as appropriate. Normal charges for interest sensitive policies issued in prior years, which totaled $5.1 million, $3.7 million and $3.1 million for 2003, 2002 and 2001, respectively. As a result of unlocking assumptions, the amortization of DAC decreased by $1.4 million in 2003, increased by $0.3 million in 2002 and decreased by $1.7 million in 2001.

Analysis of other expenses

General expenses, net of DAC additions increased $3.9 million to $14.9 million in 2003, compared to $11.0 million in 2002 and decreased $0.8 million from $11.8 million in 2001. General expenses include wages and salaries, employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. General expenses of the Company related to the acquisition and underwriting of new policies are deferred as DAC. Commissions, medical inspection and exam fees related to new business production and wages, salaries and employee benefits of underwriting personnel are all deferrable.

Salaries and benefits, net of DAC additions, increased $0.7 million to $9.2 million in 2003 and contributed significantly to the increase in general expenses in 2003. The increase in salaries and benefits is attributable to an increase in employees. Also contributing to the 2003 increase was a charge related to the establishment of a reserve for litigation settlements of $1.0 million. The 2001 expenses include $0.7 million for the Company’s share of the severance benefit for the former President and Chief Executive Officer of the Erie Insurance Group. This charge in 2001 was the main reason general expenses decreased in 2002 compared to 2001.

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

Commission expense, net of DAC, decreased $1.1 million, or 29.6%, to $2.7 million in 2003, from $3.8 million in 2002. The portion of commissions on single premium deferred annuities, not capitalized as DAC, decreased from $1.7 million in 2002 to $0.7 million in 2003 due to a decrease in single premium deferred annuity sales in 2003.

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

For fixed maturity and preferred stock investments, the Company individually analyzes all positions with emphasis on those that in management’s opinion, have declined significantly below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if declines in value are due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred significant market price declines for extended periods, in which the creditworthiness of the issuer or other factors indicate a decline that is other-than-temporary, are recognized as impaired and reflected as a charge to the Company’s operations. In 2003, impairment charges on fixed maturity securities totaled $3.4 million.

At December 31, 2003, the Company’s investment in fixed maturities totaled $1.3 billion, or 93.3%, of total invested assets. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds. Limited partnerships, real estate, policy loans and real estate mortgage loans comprised the remaining 2.2% of total invested assets.

The Company’s performance of its fixed maturities and equity securities compared to market indices is presented below.

	Two years ended
	December 31, 2003
	(Pre-tax annualized returns) (1)
Fixed maturities	9.63%
Preferred stock	13.53%
Other indices:
Lehman Brothers Global Aggregate Bond Index — Unhedged	14.50	%(2)
Lehman Brothers Global Aggregate Bond Index — Hedged	5.75%

(1)	Includes income, realized and unrealized gains and losses.

(2)	Unhedged global bond index returns include the effects of currency fluctuations.

Fixed maturities

The Company’s fixed maturities at December 31, 2003, consist of investments in bonds, redeemable preferred stock and notes. It is the Company’s objective that the fixed maturity portfolio be of very high quality and well-diversified within each market sector. The Company only purchases investment-grade securities. Non-investment grade issues held by the Company are the result of downgrades of securities previously rated investment grade. The portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.

The Company’s fixed maturity investments include 97.0%, or $1.2 billion, of high-quality, marketable bonds and redeemable preferred stock, all of which were rated at investment-grade levels (above Ba1/BB+) at December 31, 2003. The below-investment-grade category consists of $25.8 million of bonds rated Ba1/BB+ and $12.1 million of bonds rated below Ba1/BB+. Generally, the fixed-maturity securities in the Company’s portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to respond to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in shareholders’ equity. At December 31, 2003 and 2002, net unrealized gains on fixed maturities available-for-sale amounted to $49.9 million and $34.6 million, respectively, net of deferred taxes.

Equity securities

Equity securities at December 31, 2003, consist of nonredeemable preferred stock carried on the Statements of Financial Position at market value. At December 31, 2003 and 2002, nonredeemable preferred stock held by the Company had net unrealized gains of $4.1 million and $1.7 million, respectively, net of deferred taxes. As with the fixed maturities portfolio, the Company’s nonredeemable preferred stock portfolio provides a source of highly predictable current income. These securities are diversified within each market sector and support the investment return provided to policyholders. The nonredeemable preferred stock consist of $55.1 million of high quality positions rated investment-grade level (above Ba1/BB+) at December 31, 2003. The below-investment-grade (below Ba1/BB+) category consists of $7.9 million of nonredeemable preferred stock investments.

Reserve liabilities

The Company’s primary commitment is its obligation to meet the payment of future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age of the insured and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of policyholder deposits (less applicable insurance and expense charges) plus interest earned on those deposits. Life insurance and annuity reserves are supported primarily by the Company’s long-term, fixed income investments as the underlying policy reserves are generally also of a long-term nature.

Liquidity and Capital Resources

General considerations and analysis

Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company’s major sources of cash from operations are life insurance premiums and investment income. Major cash outflows from operations are for benefits to policyholders and commission to agents. The net positive cash flow from operations is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities in 2003 was $11.4 million compared to $22.8 million in 2002 and $18.0 million in 2001.

Cash flow sources from investing activities includes proceeds from the sales, calls and maturities of fixed maturity positions. These proceeds totaled $340.0 million, $267.6 million and $293.0 million in 2003, 2002 and 2001, respectively. Market interest rates declined in 2003 and 2002, causing greater levels of calls. Also, record numbers of credit quality downgrades and defaults occurred in the bond markets in 2002 and 2001. The Company sold many of these issues in order to improve the overall credit quality of the fixed income portfolio.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, are a source of funds from financing activities. Net cash provided by annuity and universal life deposits in 2003 were $128.8 million and $14.9 million, respectively. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions. This method of accounting records deposits as a liability rather than as revenue.

Another source of funds from financing in 2003 was the issuance of a $25.0 million surplus note to EIC, which improved the risk-based capital position of EFL for rating agency purposes.

Cash outflow requirements are primarily for policy death benefits, policy surrenders and withdrawals, commissions, general operating expenses, federal income taxes, dividends to shareholders and purchases of investments.

Interest rate fluctuations can affect the timing of cash flows associated with the insurance and annuity liabilities as well as the value of the assets supporting these obligations. Changes in interest rates and other market conditions can also expose the Company to the risk of accelerated surrenders as policyholders and contract holders are attracted to alternative products. The Company seeks to maintain an appropriate match between assets and liabilities to satisfy the changing cash flow requirements associated with interest rate fluctuations. In response to interest rate changes, the Company adjusts credited interest rates to the extent permitted by contracts.

The Company uses surrender charges to mitigate the extent, timing and profitability impact of withdrawals of funds from annuity contracts. The following table sets forth withdrawal characteristics of annuity reserves and deposit liabilities:

	2003		2002
As of December 31		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Not subject to discretionary withdrawal provisions	$269,156	28.9%	$255,300	31.8%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	28,034	3.0%	25,081	3.1%
At contract value, less surrender charge of 5% or more	224,776	24.1%	162,512	20.2%

Subtotal	521,966	56.0%	442,893	55.1%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	410,587	44.0%	360,782	44.9%

Total annuity reserves and deposit liabilities	$932,553	100.0%	$803,675	100.0%

The Company’s liquidity position remains strong as invested assets and cash and cash equivalents increased 18.2% to $1.5 billion at December 31, 2003. As an added measure of liquidity, the Company has arranged for a $10.0 million line of credit with a commercial bank. There were no borrowings under this credit line in 2003, 2002 or 2001. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet foreseeable cash requirements. The continued adequacy of the liquidity depends upon factors including future securities’ market conditions, changes in interest rate levels and policyholder perceptions of the Company’s strength, which could lead to reduced cash inflows or increased cash outflows.

Contractual obligations (Restated)

     The following table presents the Company’s contractual cash flow commitments on long-term debt, limited partnerships and policyholder obligations. See Notes 11 and 14 to the Financial Statements for additional information on the long-term debt and limited partnership obligations.

	Payments Due by Period
		Less than	1-3	3-5	After
(dollars in thousands)	Total	1 Year	Years	Years	5 Years

Fixed obligations:
Limited partnership commitments	$1,500	$0	$1,500	$0	$0
Long-term debt obligations	40,000	0	15,000	25,000	0

Total fixed contractual obligations	41,500	0	16,500	25,000	0
Policyholder liabilities	1,195,295	116,181	256,100	251,561	571,453

Total contractual obligations	$1,236,795	$116,181	$272,600	$276,561	$571,453

Financial ratings

In 2003, the Company’s A.M. Best Company rating was lowered from A+ (Superior) to A (Excellent). Life company affiliates of property and casualty groups are typically rated one financial strength category lower than the property and casualty affiliates by A.M. Best Company. The A rating continues to affirm the Company’s strong financial position indicating that the Company has an excellent ability to meet its ongoing obligations to policyholders. The Company is also rated by Standard & Poor’s, but this rating is based solely on public information. Standard & Poor’s rates the Company’s Api, “strong.” Financial strength ratings continue to be an important factor in evaluating the competitive position of insurance companies.

Regulatory considerations

The Commonwealth of Pennsylvania follows the statutory accounting practices related to minimum Risk-Based Capital (RBC) requirements for domestic insurance companies that were developed by the NAIC. The NAIC standard set for measuring RBC is a method of calculating the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by the state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At December 31, 2003, the Company substantially exceeded the minimum RBC levels that require regulatory action.

Factors That May Affect Future Results

Agent compensation

In 2003, management of the Erie Insurance Group made a commitment to focus on property/casualty underwriting profitability. One of the changes made to accomplish this goal was to revamp the agency compensation program, including making several changes to the Company’s commission and bonus structure. Effective December 16, 2003, the Company implemented a reduction in the commission paid on annuities and the restructuring of the bonus program, including life insurance bonuses.

These bonuses, which had been in place for nearly 20 years, were designed to incent agents to sell the Company’s products when the life insurance product portfolio was limited and less competitive with industry leaders. Today, with the introduction of new products, the Company’s portfolio is more competitive and flexible. The Company believes the new commission structure provides competitive levels of compensation and will recognize and reward superior life production. While the level of paid commissions may vary in the short-term, management does not expect the commission expense levels to vary materially since the majority of these expenses are capitalized as deferred policy acquisition costs. Changes in the life commission and bonus structures could affect the growth in sales of life and annuity products by ERIE agencies.

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

Annuity contracts issued between February 25, 2003 and July 9, 2003, have a guaranteed interest rate of 3.0%. Contract forms issued before February 2003 have a stepped-down guaranteed interest rate structure. The guaranteed interest rates and current deposit liabilities for deferred annuity products with credited interest rates subject to change by the Company are as follows:

	Initial	Current
Policy	Guaranteed	Guaranteed	Deposit
Years	Rate	Interest Rate	Liabilities
(dollars in thousands)
1-5	4.5%	4.5%	$270,020
6-10	4.5	4.0	112,098
Over 10	4.5	3.5	159,218
All Years	3.0	3.0	31,102
All Years	1.5	1.5	9,660

The Company has some ability in its universal life and annuity policy contracts to restrict new deposits on existing contracts. New deposits are limited under the terms of the Company’s universal life and annuity contracts as follows:

•	Universal life products provide for planned premium amounts. Additional unplanned premium payments may be made at any time during the insured’s lifetime and before the end of the payment period. The amounts of such payments must be acceptable to the Company and be within IRS guidelines. Policies in force at December 31, 2003, have an annualized planned premium of $31.7 million.

•	Flexible premium deferred annuity (FPDA) contracts allow the Company to limit deposits to a maximum of $25,000 per year. The Company began limiting deposits to the contractual maximum effective July 10, 2003, on products with interest rate guarantees exceeding 3.0%, to insure that overall product interest spreads are maintained. Currently, there are 23,162 FPDA contracts in force, of which 20,710 have guarantees in excess of 3.0%. No additional payments are permitted on single premium deferred annuity contracts.

During 2003, the average rate credited on flexible premium deferred annuity and universal life account values was 4.33% and 4.58%, respectively. The current coupon yield on fixed maturities matched against universal life and annuity products at December 31, 2003, is 6.1%.

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

If the Company were to incur reductions in surplus for an extended period of time, the ratings of the Company may be downgraded. Future downgrades in these or other ratings would reduce the competitive position of the Company by making it more difficult to attract business in the highly competitive life insurance industry. In such circumstances, the Company may need to take measures to increase surplus levels in order to maintain adequate ratings. The Company may increase surplus through a variety of means, including the issuance of additional surplus notes.

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

In August 2002, the eCommerce program took advantage of a significant business opportunity to work with a well-known provider of information technology services and solutions to develop the Erie Insurance Group’s eCommerce system called ERIEConnection®. The implementation of the new system will require a significant investment in training and orientation for the independent agency force. During implementation, as agency resources are dedicated to learning the new system, new business production is expected to be curtailed over the short term. The amount of lost production will correlate to the timing and duration of the rollout effort as well as the number and types of issues encountered. Precise measurement of this impact on production is not estimable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to potential loss from various market risks, including changes in interest rates, credit risk and, to a lesser extent, equity prices.

Interest rate risk

The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 93.3% and 91.0% of invested assets at December 31, 2003 and 2002, respectively. The Company does not hedge its exposure to interest rate risk since it has the capacity and intention to hold the fixed maturity positions until maturity. The Company calculates the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.

Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

December 31, 2003	Principal	Weighted-average
(dollars in thousands)	cash flows	interest rate
Fixed maturities:
2004	$22,984	5.2%
2005	30,200	5.9
2006	42,089	5.2
2007	57,000	5.5
2008	57,201	5.3
Thereafter	1,001,955	6.3

Total	$1,211,429

Market value	$1,280,327

December 31, 2002	Principal	Weighted-average
(dollars in thousands)	cash flows	interest rate
Fixed maturities:
2003	$38,890	6.6%
2004	24,434	6.7
2005	50,201	6.2
2006	50,190	6.6
2007	63,932	5.7
Thereafter	763,010	6.9

Total	$990,657

Market value	$1,039,367

Actual cash flows may differ from those stated as a result of calls, prepayments and defaults.

A sensitivity analysis is used to measure the potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates. The following pro forma information is presented assuming a 100 basis point increase in interest rates at December 31 of each year, and reflects the estimated effect on the fair value of the Company’s fixed maturity investment portfolio. The Company used the modified duration of its fixed maturity investment portfolio to model the pro forma effect of a change in interest rates at December 31, 2003 and 2002.

Fixed maturity interest rate sensitivity analysis

	As of December 31
(dollars in thousands)	2003	2002
Market value	$1,280,327	$1,039,367
Change in market value (1)	(75,266)	(58,665)
Pro forma market value	1,205,061	980,702
Modified duration (2)	6.0	5.6

(1)	The change in market value is calculated by taking the negative of the product obtained by multiplying (i) modified duration by (ii) change in interest rates by (iii) market value of the portfolio.

(2)	Modified duration is a measure of a portfolio’s sensitivity to changes in interest rates. It is interpreted as the approximate percentage change in the market value of a portfolio for a certain basis point change in interest rates.

The risks associated with interest rate guarantees on the Company’s universal life and annuity products are discussed in the “Factors That May Affect Future Results” section of this report.

Credit risk

The Company’s portfolios of fixed maturity securities, nonredeemable preferred stock, mortgage loans and, to a lesser extent, short-term investments are subject to credit risk. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. The Company manages this risk by performing underwriting analysis prior to purchase and ongoing reviews of credit quality by position and for the fixed maturity portfolio in total. The Company does not currently hedge credit risk inherent in its fixed maturity investments.

The Company has entered into various reinsurance treaties for the purpose of ceding life insurance in force that exceeds the Company’s desired retention limits. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali) (formerly Business Men’s Assurance Company of America), which reinsures a portion of the Company’s life and accident and health business. At December 31, 2003, the amount of life insurance in force ceded to Generali totaled approximately $5.6 billion, which represents 20.6% of EFL’s total life insurance in force at that date.

Equity price risk

The Company’s portfolio of marketable equity securities, which is carried on the Statements of Financial Position at estimated fair value, has exposure to price risk. Price risk is the risk of potential loss in estimated fair value resulting from an adverse change in prices. The Company’s objective is to earn competitive relative returns by investing in a diverse portfolio of liquid securities. The Company’s equity securities at December 31, 2003 and 2002, were made up entirely of nonredeemable preferred stocks. In 2002, the Company sold its remaining common stock portfolio to increase its overall earnings stream and reduce the impact of equity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The management of Erie Family Life Insurance Company is responsible for the preparation of information included in this Form 10-K/A. The financial statements have been prepared in conformity with Generally Accepted Accounting Principles. The balances in the financial statements are developed from the financial records of the Company and reflect estimates using judgment where amounts cannot be measured precisely or for transactions not yet complete.

The Company’s system of internal control is designed to safeguard Company assets from unauthorized use or disposition and to provide for proper authorization, execution and recording of Company transactions. Company personnel design, maintain and monitor internal control on an ongoing basis. The Company’s report on its evaluation of internal controls is provided in Item 9A of this Annual Report on Form 10-K/A. In addition, the Company’s internal auditors review and report on the functioning of various aspects of internal control.

The Audit Committee of the Board of Directors, composed of outside directors, meets periodically with the Company’s management, internal auditors and independent auditors to review the work of each and to inquire as to their assessment of the performance of Company financial personnel. The independent auditors and internal auditors have full and free access to the Audit Committee, without the presence of management, to discuss results of work performed and communicate other appropriate matters.

/s/	Jeffrey A. Ludrof

Jeffrey A. Ludrof President and Chief Executive Officer

/s/	Philip A. Garcia

Philip A. Garcia Executive Vice President and Chief Financial Officer

/s/	Timothy G. NeCastro

Timothy G. NeCastro Senior Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Erie Family Life Insurance Company
Erie, Pennsylvania

We have audited the accompanying Statement of Financial Position of Erie Family Life Insurance Company as of December 31, 2003, and the related Statements of Operations, Shareholders’ Equity and Cash Flows for the year then ended. Our audit also included the 2003 financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/	Ernst & Young LLP Ernst & Young LLP

Cleveland, Ohio February 17, 2004, except for Note 18, as to which the date is August 12, 2004

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Erie Family Life Insurance Company
Erie, Pennsylvania

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/	Malin, Bergquist & Company, LLP Malin, Bergquist & Company, LLP Erie, Pennsylvania February 7, 2003, except for Note 18 as to which the date is August 12, 2004

ERIE FAMILY LIFE INSURANCE COMPANY

STATEMENTS OF OPERATIONS

Years ended December 31 (Restated)	2003	2002	2001
(dollars in thousands, except per share data)
Revenues
Net policy revenue:
Life premiums	$52,045	$48,070	$43,693
Group life and other premiums	3,887	3,059	2,798

Total net policy revenue	55,932	51,129	46,491
Net investment income	76,966	66,286	61,181
Net realized gains (losses) on investments	13,176	(9,610)	(19,646)
Equity in earnings of limited partnerships	1,296	3,664	736
Other income	844	815	752

Total revenues	148,214	112,284	89,514
Benefits and expenses
Death benefits	15,197	15,547	13,338
Interest on annuity deposits	42,178	39,720	35,284
Interest on universal life deposits	6,959	7,249	6,889
Surrender and other benefits	1,263	1,785	2,263
Increase in future life policy benefits	7,211	6,563	5,748
Amortization of deferred policy acquisition costs	7,477	7,287	4,726
Commissions	2,679	3,806	2,425
General expenses	14,881	10,950	11,796
Taxes, licenses and fees	3,064	3,156	2,145

Total benefits and expenses	100,909	96,063	84,614

Income before income taxes	47,305	16,221	4,900
Provision for federal income taxes	14,818	5,636	1,698

Net income	$32,487	$10,585	$3,202

Net income per share	$3.44	$1.12	$0.34

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY

STATEMENTS OF FINANCIAL POSITION

As of December 31 (Restated) (dollars in thousands)	2003	2002
Assets
Invested assets
Fixed maturities at fair value (amortized cost of $1,203,607 and $986,137, respectively)	$1,280,327	$1,039,367
Equity securities at fair value (cost of $56,608 and $66,072, respectively)	62,948	68,749
Limited partnerships at fair value (cost of $12,203 and $16,352, respectively)	12,241	16,053
Real estate mortgage loans	6,305	7,175
Real estate	1,127	1,210
Policy loans	9,951	9,516

Total invested assets	1,372,899	1,142,070
Cash and cash equivalents	91,667	97,022
Premiums receivable from policyholders	7,344	6,225
Reinsurance recoverable	2,960	1,713
Other receivables	137	1,486
Accrued investment income	15,088	13,353
Deferred policy acquisition costs	98,207	92,897
Reserve credit for reinsurance ceded	20,758	14,123
Prepaid federal income taxes	1,983	2,674
Other assets	18,520	6,888

Total assets	$1,629,563	$1,378,451

Liabilities and shareholders’ equity
Liabilities
Policy liabilities and accruals:
Future policy benefits	$108,089	$94,243
Policy and contract claims	3,653	2,362
Annuity deposits	932,553	803,675
Universal life deposits	150,421	135,551
Supplementary contracts not including life contingencies	579	625
Other policyholder funds	9,856	14,335
Deferred income taxes	46,813	37,668
Reinsurance premium due	1,875	1,591
Securities lending collateral	65,495	41,669
Accounts payable and accrued expenses	9,239	9,673
Notes payable to Erie Indemnity Company	40,000	15,000
Due to affiliates	3,442	2,886
Dividends payable	1,985	1,985

Total liabilities	1,374,000	1,161,263
Shareholders’ equity
Common stock, $.40 par value per share; authorized 15,000,000 shares; 9,450,000 shares issued and outstanding	3,780	3,780
Additional paid-in capital	630	630
Accumulated other comprehensive income	44,603	30,777
Retained earnings	206,550	182,001

Total shareholders’ equity	255,563	217,188

Total liabilities and shareholders’ equity	$1,629,563	$1,378,451

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY

STATEMENTS OF CASH FLOWS

Years ended December 31 (dollars in thousands)	2003	2002	2001
Cash flows from operating activities
Premiums collected	$51,942	$55,077	$50,258
Net investment income received	78,295	68,096	64,439
Miscellaneous income	844	814	751
Benefits to policyholders	(65,485)	(63,548)	(59,611)
Commissions paid to agents	(14,300)	(12,398)	(8,002)
Salaries and wages paid	(11,408)	(11,485)	(9,127)
General operating expenses paid	(13,115)	(11,782)	(9,101)
Taxes, licenses and fees paid	(2,934)	(3,300)	(1,909)
Income taxes (paid) recovered	(12,426)	1,329	(9,701)

Net cash provided by operating activities	11,413	22,803	17,997

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(554,355)	(551,582)	(329,244)
Equity securities	(13,675)	(31,246)	(23,172)
Limited partnerships	(2,560)	(6,199)	(9,513)
Sales/maturities of investments:
Sales of fixed maturities	228,277	152,474	218,548
Calls/maturities of fixed maturities	111,713	115,099	74,480
Equity securities	20,841	59,963	55,563
Limited partnerships	7,965	10,952	28,206
Increase (decrease) in collateral from securities lending	23,826	(7,290)	48,959
Net mortgage loans	871	182	927
Net policy loans	(435)	(637)	(1,113)

Net cash (used in) provided by investing activities	(177,532)	(258,284)	63,641

Cash flows from financing activities
Annuity and supplementary contract deposits and interest	186,379	215,255	105,138
Annuity and supplementary contract surrenders and withdrawals	(57,547)	(48,410)	(52,408)
Universal life deposits and interest	20,285	19,426	19,127
Universal life surrenders	(5,415)	(5,434)	(4,759)
Proceeds from issuance of long-term debt	25,000	0	0
Dividends paid to shareholders	(7,938)	(7,796)	(7,229)

Net cash provided by financing activities	160,764	173,041	59,869

Net (decrease) increase in cash and cash equivalents	(5,355)	(62,440)	141,507
Cash and cash equivalents at beginning of year	97,022	159,462	17,955

Cash and cash equivalents at end of year	$91,667	$97,022	$159,462

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Restated)				Accumulated
	Total			Other		Additional
	Shareholders’	Comprehensive	Retained	Comprehensive	Common	Paid-in
(dollars in thousands, except per share data)	Equity	Income	Earnings	Income	Stock	Capital
Balance, January 1, 2001	$192,796		$183,523	$4,863	$3,780	$630
Comprehensive income:
Net income	3,202	$3,202	3,202
Unrealized appreciation of investments, net of tax	12,195	12,195		12,195

Comprehensive income		$15,397

Dividends declared, $0.78 per share	(7,371)		(7,371)

Balance, December 31, 2001	200,822		179,354	17,058	3,780	630

Comprehensive income:
Net income	10,585	$10,585	10,585
Unrealized appreciation of investments, net of tax	13,719	13,719		13,719

Comprehensive income		$24,304

Dividends declared, $0.84 per share	(7,938)		(7,938)

Balance, December 31, 2002	217,188		182,001	30,777	3,780	630

Comprehensive income:
Net income	32,487	$32,487	32,487
Unrealized appreciation of investments, net of tax	13,826	13,826		13,826

Comprehensive income		$46,313

Dividends declared, $0.84 per share	(7,938)		(7,938)

Balance, December 31, 2003	$255,563		$206,550	$44,603	$3,780	$630

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are in thousands, except per share data)

NOTE 1. NATURE OF BUSINESS

Erie Family Life Insurance Company (the Company), a Pennsylvania-domiciled life insurer, is engaged in the business of underwriting and selling nonparticipating individual and group life insurance policies, including universal life, annuity products and disability income products. The Company markets its products through independent agents in 10 states and the District of Columbia and is subject to supervision and regulations of the states in which it operates. A majority of the Company’s business is written in Pennsylvania, Ohio, Maryland and Virginia. See also Note 15.

The Company is owned 21.6% by the Erie Indemnity Company (EIC), 53.5% by the Erie Insurance Exchange (Exchange) and the remaining 24.9% by public shareholders. EIC is a Pennsylvania business corporation formed in 1925 to be the attorney-in-fact for policyholders of Erie Insurance Exchange, a Pennsylvania-domiciled reciprocal insurance exchange. As attorney-in-fact for the Exchange, EIC has a fiduciary duty to protect the policyholders of the Exchange in addition to its fiduciary duty to protect the interests of its shareholders. EIC operates predominantly as a provider of certain management services to the Exchange. EIC also is engaged in the property/casualty insurance business through its wholly-owned subsidiaries, Erie Insurance Company, Erie Insurance Property and Casualty Company, and Erie Insurance Company of New York and through a subsidiary of the Exchange, Flagship City Insurance Company. The Company, EIC, the Exchange and their subsidiaries and affiliates operate collectively under the name Erie Insurance Group.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (FAS) 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit and disposal activities initiated after December 31, 2002. FAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF Issue 94-3. The Company has not exited or disposed of any portion of its business.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which became effective for financial statements of interim or annual periods ending after December 15, 2002. This Interpretation provides guidance on disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has no guarantee contracts that are covered by this Interpretation.

The Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003 and made certain revisions to FIN 46 in December 2003. This Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights, so called variable interest entities (VIEs), and how to determine when and which business enterprises should consolidate variable interest entities. If an entity is identified as the variable interest entity’s primary beneficiary, the entity is required to consolidate the variable interest entity. For public entities that are not small business issuers, FIN 46 is effective no later than the first reporting period that ends after March 15, 2004.

Management has evaluated its limited partnership investments comprised of four real estate partnerships valued at $11,250 and one mezzanine debt partnership valued at $991 to determine if they are VIEs. All but one of the partnerships qualify as VIEs. However, the Company does not qualify as the primary beneficiary for any of the partnerships. The Company does not hold a significant interest in any of the limited partnerships; therefore, consolidation of the partnerships with the financial statements of the Company is not required.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” This SOP is not applicable to the Company since the Company does not issue the products addressed in the SOP.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) that differ from statutory accounting practices (SAP) prescribed or permitted for insurance companies by state regulatory authorities. For differences between GAAP and SAP, see Note 16.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to valuation of investments, policy acquisition costs and reserves for policy liabilities. While management believes its estimates are appropriate, the ultimate amounts may differ from the estimates provided. The methods for making these estimates are continually reviewed and any adjustments considered necessary are reflected in current earnings.

Investments

Fixed maturities and marketable equity securities are classified as “available-for-sale.” At December 31, 2003, equity securities consist of nonredeemable preferred stock while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of Comprehensive Income and Shareholders’ Equity. There are no securities classified as “trading” securities or “held-to-maturity” securities.

Limited partnerships include U.S. and foreign real estate and fixed income investments. These partnerships are recorded using the equity method, which approximates the Company’s share of the carrying value of the partnership. The Company has not guaranteed any of the partnership liabilities.

Mortgage loans on commercial real estate are recorded at unpaid balances, adjusted for amortization of premium or discount. Valuation allowances, if needed, are provided for impairment in net realizable value based on periodic valuations.

Policy loans are recorded at unpaid balances.

Interest and dividend income is recorded as earned. Realized gains and losses on sales of investments are recognized in income on the specific identification method. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income.

For the mortgage-backed bond portion of the fixed maturity securities portfolio, the Company recognizes income using a constant effective yield method based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payment to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security, with the corresponding adjustment included as part of investment income.

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

For fixed maturity and preferred stock investments, the Company individually analyzes all positions with greater emphasis on those that have in management’s opinion, declined significantly below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if declines in value are due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred significant market price declines for extended periods, where the creditworthiness of the issuer or other factors indicate a decline that is other-than-temporary, are recognized as impaired, and reflected as a charge to the Company’s operations.

Impairment charges made on securities are considered a realized loss in the Statements of Operations. Impairment charges on limited partnerships are recorded as a loss in “Equity in Earnings of Limited Partnerships” in the Statements of Operations.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents total $31,036 and $58,190 at December 31, 2003 and 2002, respectively, and are comprised of investments in bank money market funds and short-term bonds.

Deferred policy acquisition costs (DAC) asset

The Company incurs significant costs in connection with acquiring new business. Many of these acquisition costs, which vary with and are primarily related to the production of new business, are deferred as an asset. At each balance sheet date, the Company evaluates the historical and expected future gross premiums and profits on its insurance and annuity products.

The DAC on traditional life insurance products are amortized in relation to gross premiums. Assumptions used for a specific year are “locked-in;” therefore, amortization in subsequent years is not adjusted for changing assumptions.

Changes in estimated expected future gross profit on the annuity and universal life products requires that the DAC amortization rate be revised retroactively to the date of policy issuance. The cumulative difference related to prior periods is recognized as a component of the current period’s DAC amortization, along with DAC amortization associated with the actual gross profits of the current period. Lower actual gross profits in a period would typically result in less DAC amortization expense in that period. The converse would also be true. However, if lower gross profits were to continue into the future, additional amortization of the existing DAC asset may occur.

The Company periodically reviews the DAC asset to determine if it continues to be recoverable from future income. If less than the full amount of DAC is determined to be recoverable, a portion of such costs are expensed at the time of determination. The amount of DAC considered realizable would be reduced in the near term if the estimate of ultimate or future gross premiums or profits is reduced. The amount of DAC amortization would be revised if any of the estimates discussed above are revised.

The DAC is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated Other Comprehensive Income (Loss).”

Insurance liabilities

Liabilities for life insurance and income-paying annuity future policy benefits are computed primarily by the net level premium method with assumptions as to anticipated mortality, withdrawals, lapses and investment yields. Disability income reserves are calculated as two-year preliminary term mid-terminal reserves plus unearned premium reserves plus claim reserves. Deferred annuity future policy benefit liabilities are established at accumulated values without reduction for surrender charges. Reserves for universal life and investment contracts are based on the contract account balance, if future benefit payments in excess of the account balance are not guaranteed, or the present value of future benefit payments when such payments are guaranteed. Variations are inherent in such calculations due to the estimates and assumptions necessary in the calculations. Interest rate assumptions for noninterest-sensitive life insurance range from 3.50% to 4.00% on policies issued in 1980 and prior years and 5.00% to 7.25% on policies issued in 1981 and subsequent years. Mortality and withdrawal assumptions are based on tables typically used in the industry, modified to reflect actual experience where appropriate.

Universal life and annuity deposits are credited with varying interest rates determined at the discretion of the Company subject to certain minimums. Interest rates credited on deposits during the year were as follows:

	2003	2002	2001
Annuity	3.00% - 4.80%	4.00% - 6.00%	5.00% - 6.25%
Universal Life	4.25% - 6.00%	5.25% - 6.75%	6.00% - 6.75%

Liability for guaranty fund assessments

The Company may be required, under the solvency or guaranty laws of the various states in which it is licensed, to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent life insurance companies. Certain states permit these assessments, or a portion thereof, to be recovered as an offset to future premium taxes.

Assessments are recognized as incurred when an event obligating the Company has occurred and the amount can be reasonably estimated. The Company commonly becomes aware of insolvencies prior to obtaining specific assessment amounts from state guaranty associations to estimate its share of the liability. The Company estimates its liability based on information received from the National Organization of Life and Health Insurance Guaranty Associations (NOLHGA). The information provided by NOLHGA is obtained from a variety of sources and is only an estimate. When the assessment is subject to credit against future premium taxes, and such credits are likely to be recoverable, an asset is established. The asset is reduced when the credits are realized under applicable state law.

The Company’s estimated liability for guaranty fund and other assessments was $729 and $645 at December 31, 2003 and 2002, respectively. The estimated asset for credit against future premium taxes was $512 and $506 at December 31, 2003 and 2002, respectively.

Recognition of premium revenues and losses

Premiums on traditional life insurance contracts are reported as earned revenue when due. Reserves for future policy benefits are established as premiums are earned. For universal life and annuity contracts, deposits are recorded as a liability. Revenue is recognized as amounts are assessed against the policyholder’s account for mortality coverage and contract expenses. The primary source of revenue on annuity deposits is derived from the interest spread earned by the Company which is reflected in net investment income and interest on annuity deposits. Disability income premiums are recognized as revenue pro rata over the terms of the contracts.

Reinsurance

Reinsurance premiums, commissions and expense reimbursements on reinsurance ceded are accounted for on a basis consistent with those used in accounting for the original policies issued. Premiums and benefits to policyholders ceded to other companies have been reported as a reduction of “Policy Revenue” and “Increase in Future Policy Benefits” on the Statements of Operations.

Expense reimbursements received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs. Amounts recoverable from reinsurers for future policy benefits are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are recorded as an asset under “Reserve Credit for Reinsurance Ceded” on the Statements of Financial Position.

Income taxes

Provisions for income taxes include deferred taxes resulting from changes in cumulative temporary differences between the tax bases and financial statement bases of assets and liabilities. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Software development costs

Software development costs have been capitalized and included in other assets. Total software development costs are being amortized on a straight-line basis over the expected useful life of the asset. The carrying value of this asset at December 31, 2003 and 2002, was $1,434 and $1,684, respectively.

Earnings per share

Earnings per share amounts are based on the weighted average number of common shares outstanding during each of the respective years.

Reclassifications

Certain amounts previously reported in the 2002 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings or total shareholders’ equity.

NOTE 4. INVESTMENTS

The following tables summarize the cost and market value of available-for-sale securities at December 31, 2003 and 2002:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2003
Fixed maturities
Bonds:
U. S. treasuries and government agencies	$61,176	$1,543	$37	$62,682
Public utilities	141,154	10,377	528	151,003
U. S. banks, trusts and insurance companies	158,731	9,358	836	167,253
U. S. industrial and miscellaneous	547,363	41,077	776	587,664
Mortgage-backed	145,394	3,622	182	148,834
Asset-backed	5,032	330	0	5,362
Foreign	137,741	13,314	933	150,122

Total bonds	1,196,591	79,621	3,292	1,272,920
Redeemable preferred stock	7,016	391	0	7,407

Total fixed maturities	1,203,607	80,012	3,292	1,280,327

Equity securities
Nonredeemable preferred stock:
Public utilities	1,864	136	0	2,000
U.S. banks, trusts and insurance companies	13,909	1,921	0	15,830
U. S. industrial and miscellaneous	17,119	1,775	20	18,874
Foreign	23,716	2,528	0	26,244

Total equity securities	56,608	6,360	20	62,948

Total fixed maturities and equity securities	$1,260,215	$86,372	$3,312	$1,343,275

December 31, 2002
Fixed maturities
Bonds:
U. S. treasuries and government agencies	$48,234	$2,604	$0	$50,838
Public utilities	120,871	6,121	1,491	125,501
U. S. banks, trusts and insurance companies	101,022	7,591	114	108,499
U. S. industrial and miscellaneous	491,719	31,497	4,749	518,467
Mortgage-backed	75,217	3,605	0	78,822
Asset-backed	4,500	495	0	4,995
Foreign	135,743	9,640	2,273	143,110

Total bonds	977,306	61,553	8,627	1,030,232
Redeemable preferred stock	8,831	304	0	9,135

Total fixed maturities	986,137	61,857	8,627	1,039,367

Equity securities
Nonredeemable preferred stock:
U. S. banks, trusts and insurance companies	7,016	211	0	7,227
U. S. industrial and miscellaneous	11,872	773	0	12,645
Foreign	47,184	2,496	803	48,877

Total equity securities	66,072	3,480	803	68,749

Total fixed maturities and equity securities	$1,052,209	$65,337	$9,430	$1,108,116

Components of net investment income follow for the years ended December 31:

	2003	2002	2001
Fixed maturities	$72,139	$58,933	$53,172
Equity securities	5,323	5,999	6,815
Other	2,051	3,296	3,109

Total investment income	79,513	68,228	63,096
Investment expense	2,547	1,942	1,915

Net investment income	$76,966	$66,286	$61,181

Components of realized gains and losses on investments reflected in operations for the years ended December 31 are included below. Included in 2003 gross realized losses of fixed maturities are impairment charges totaling $3,445. These charges relate primarily to investments in the communications, energy and finance segments. Included in 2002 gross realized losses of fixed maturities and equity securities are impairment charges totaling $25,806. These charges relate primarily to investments in the communications, energy and finance segments. In 2001, an equity securities impairment charge totaling $27 related to one position in the computer and office equipment segment.

	2003	2002	2001
Fixed maturities:
Gross realized gains	$19,411	$10,008	$8,616
Gross realized losses	(6,081)	(26,400)	(13,502)

Net realized gains (losses)	13,330	(16,392)	(4,886)
Equity securities:
Gross realized gains	379	13,308	1,657
Gross realized losses	(533)	(5,276)	(17,561)

Net realized (losses) gains	(154)	8,032	(15,904)
Limited partnerships:
Gross realized gains	0	452	4,715
Gross realized losses	0	(1,702)	(3,571)

Net realized (losses) gains	0	(1,250)	1,144

Net realized gains (losses) on investments	$13,176	($9,610)	($19,646)

Investments at carrying value in limited partnerships consisted of the following at December 31:

	2003	2002
Real estate	$11,250	$13,551
Mezzanine debt	991	2,502

Total limited partnerships	$12,241	$16,053

The components of equity in earnings of limited partnerships reported for the years ended December 31, 2003, 2002 and 2001 are reflected below. Impairment charges of $2,026 and $953 in 2003 and 2002, respectively, are included in Equity in Earnings of Limited Partnerships in the Statements of Operations.

	2003	2002	2001
Private equity	$0	$0	($1,093)
Real estate	2,790	4,136	1,390
Mezzanine debt	(1,494)	(472)	439

Equity in earnings of limited partnerships	$1,296	$3,664	$736

The following is a summary of fixed maturities by remaining term to contractual maturity. Mortgage-backed securities are allocated based on their stated maturity dates. Actual cash flows may differ from those stated as a result of calls, prepayments or defaults.

	Amortized	Estimated
As of December 31, 2003	Cost	Fair Value
Due in one year or less	$17,678	$19,432
Due after one year through five years	184,637	196,157
Due after five years through 10 years	567,715	605,695
Due after 10 years through 20 years	207,239	215,483
Due after 20 years	225,328	242,220
Bonds in default	1,010	1,340

Total fixed maturities	$1,203,607	$1,280,327

The gross unrealized losses at December 31, 2003, span the various investment categories of fixed maturities and equity securities. The gross unrealized losses are aged as follows:

	Unrealized	Amortized	Estimated	Number of
	Loss	Cost	Fair Value	Holdings
Six months or less	($3,204)	$174,749	$171,545	64
Six to 12 months	(59)	3,441	3,382	1
12 to 18 months	(28)	2,058	2,030	1
Greater than 18 months	(21)	3,178	3,157	2

	($3,312)	$183,426	$180,114	68

No investments in an unrealized loss position at December 31, 2003, had a decline in market value that was considered by management to be other-than-temporary, thereby causing the investment to be impaired based on Company policy. There were no market conditions, industry characteristics or fundamental operating results of a specific issuer that suggested impairment of any of the listed investments.

Net unrealized gains and losses on investments are credited or charged directly to “Accumulated Other Comprehensive Income.” At December 31, 2003, net unrealized gains on investments of $44,603 consisted of $86,410 in gross unrealized gains, less $3,312 in gross unrealized losses, less $14,478 in other related offsets (see Note 5) and deferred taxes of $24,017.

Changes in net unrealized gains include the following for the years ended December 31:

(Restated)	2003	2002	2001
Unrealized gains (losses) from:
Equity securities	$3,663	($14,240)	$6,388
Fixed maturities	23,490	41,460	23,197
Limited partnerships	338	143	(7,013)
Deferred policy acquisition costs	(6,219)	(6,256)	(3,812)
Deferred federal income tax	(7,446)	(7,388)	(6,565)

Increase in net unrealized gains	$13,826	$13,719	$12,195

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower in return. Company policy requires collateral equal to 102% of the fair value of the loaned securities. The Company maintains full ownership rights to the securities loaned and continues to earn interest on them. In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest received on these short-term investments with the lending agent. Revenue received for the years ended December 31, 2003 and 2002, related to this program, totaled $103 and $97, respectively.

The Company had loaned securities with a market value of $64,082 and $40,732 and secured collateral of $65,495 and $41,669 at December 31, 2003 and 2002, respectively. The Company records the loaned securities on its Statements of Financial Position as part of its invested assets. The Company has incurred no losses on the loan program since the program’s inception.

Bonds having a fair value of $2,215 at December 31, 2003, were on deposit with various regulatory authorities as required by law. Bonds having a fair value of $15,057 are pledged as collateral on a $10,000 line of credit with a bank. There were no borrowings on the line during 2003 and 2002.

See Note 6 for fair value basis of investments.

NOTE 5. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are summarized as follows:

(Restated)	2003	2002	2001
Balance at beginning of year	$92,897	$84,419	$80,225
Additions:
Commissions	9,448	10,894	5,543
General expenses	9,503	10,909	6,986
Taxes, licenses and fees	55	218	203

	19,006	22,021	12,732
Amortization	(7,477)	(7,287)	(4,726)
Change in unrealized investment gains	(6,219)	(6,256)	(3,812)

Balance at end of year	$98,207	$92,897	$84,419

The 2003 and 2002 annuity deposits were significantly higher than 2001, resulting in an increase in commission amounts capitalized in DAC. Additions to DAC relating to annuities were $4,432, $6,932 and $1,880 in 2003, 2002 and 2001, respectively.

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair value amounts of financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. Certain financial instruments, including insurance contracts other than financial guarantees and investment contracts, are exempt from fair value disclosure requirements. The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents: The carrying amounts approximate their fair value.

Fixed maturities and equity securities: Fair values were based on quoted market prices, where available, or dealer quotations. See Note 4 for fair value disclosures.

Limited partnerships: Fair values of the mezzanine debt limited partnerships were provided to the Company by the partnership. Real estate limited partnership fair values approximate carrying value.

Policy loans and real estate mortgage loans: For policy loans and real estate mortgage loans, carrying value is representative of estimated fair value.

Trading assets and trading liabilities: The carrying value of these assets and liabilities arising in the ordinary course of business approximates their fair values.

Annuity deposits: Included in this category are annuity deposit contracts. The Company retains the right to change interest rates subject to a one-year guaranteed interest rate and a minimum interest rate provided in the policy. As a result, the carrying value of these contracts approximates their fair value. These annuity deposits totaled $759,337 and $643,941 at December 31, 2003 and 2002, respectively.

Annuity deposits include structured settlements, contracts that the policyholder cannot surrender at any time and for which the policyholder is locked into an interest rate for the duration of the contract. Fair values of these contracts were estimated using discounted projected cash flows based upon interest rates currently being offered for similar contracts with the same remaining maturities. At December 31, 2003 and 2002, the carrying value of structured settlements totaled $173,216 and $159,734, respectively, while the estimated fair value of these contracts totaled $189,440 and $178,609, respectively.

Universal life deposits: The Company retains the right to change interest rates on its universal life deposits subject to a minimum interest rate provided in the policy. As a result, the carrying value of these contracts approximates their fair value.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is composed of net income and other comprehensive income, which includes unrealized appreciation of investments, net of tax.

The components of other comprehensive income for the years ended December 31 are as follows:

(Restated)	2003	2002	2001
Unrealized holding gains (losses) arising during period, net of related offsets	$34,448	$11,497	($886)
Less: (gains) losses included in net income	(13,176)	9,610	19,646

Net unrealized holding gains arising during period, net of related offsets	21,272	21,107	18,760
Income tax expense related to unrealized gains	(7,446)	(7,388)	(6,565)

Other comprehensive income, net of tax	$13,826	$13,719	$12,195

The “Accumulated Other Comprehensive Income” balances of $44,603 and $30,777 as of December 31, 2003 and 2002, respectively, relate entirely to the unrealized appreciation of investments, net of tax.

NOTE 8. LIABILITY FOR UNPAID POLICY AND CONTRACT CLAIMS

Activity in the liability for unpaid policy and contract claims is as follows:

	2003	2002	2001
Balance at January 1	$2,362	$1,950	$2,473
Less reinsurance recoverables	(915)	(1,022)	(168)

Net balance at January 1	1,447	928	2,305
Total death claims incurred	15,197	15,547	13,338
Total death claims paid, net of reinsurance recoveries	15,097	15,027	14,715

Net balance at December 31	1,547	1,448	928
Plus reinsurance recoverables	2,106	914	1,022

Balance at December 31	$3,653	$2,362	$1,950

Included in the 2002 total death claims paid is payment of a claim related to a former president and CEO of the Company totaling $739, net of reinsurance recoveries.

NOTE 9. ANNUITY AND UNIVERSAL LIFE DEPOSITS

The Company offers, among other products, annuity and universal life insurance. The amount received as deposits for each of the years ended December 31 are as follows:

	2003	2002	2001
Deposits:
Universal life	$13,326	$12,176	$12,238
Annuity	144,202	175,509	69,754

Total	$157,528	$187,685	$81,992

For information related to annuity products sold to affiliates, see Note 11, “Related Party Transactions.”

NOTE 10. FEDERAL INCOME TAXES

The provision for federal income taxes consists of the following for the years ended December 31:

(Restated)	2003	2002	2001
Currently due	$13,118	$4,504	$1,361
Deferred	1,700	1,132	337

Total	$14,818	$5,636	$1,698

A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rates to pretax income is as follows:

(Restated)	2003	2002	2001
Federal income taxes at statutory rates	$16,557	$5,677	$1,714
Dividends received deduction and tax-exempt interest	(3)	(18)	(33)
Other	(1,736)	(23)	17

Provision for federal income taxes	$14,818	$5,636	$1,698

The Company recorded an adjustment to deferred income taxes during the fourth quarter of 2003. Deferred tax liabilities established in previous years to reflect potential income tax exposures were determined to be unnecessary and the amounts provided were reversed during the fourth quarter. The one-time non-cash reduction in deferred taxes of $1.3 million, increased fourth quarter earnings by $0.14 per share.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income tax assets and liabilities for the years ended December 31 are as follows:

(Restated)	2003	2002
Deferred tax assets:
Liability for future life and annuity policy benefits	($9,656)	($8,032)
Write-down of investments	(2,242)	(1,736)
Deferred compensation	(1,245)	(962)

Total deferred tax assets	(13,143)	(10,730)
Deferred tax liabilities:
Deferred policy acquisition costs	33,717	27,490
Unrealized gains on investment	23,982	19,462
Other	2,257	1,446

Total deferred tax liabilities	59,956	48,398

Net deferred income tax liability	$46,813	$37,668

NOTE 11. RELATED PARTY TRANSACTIONS

Expense allocations

Allocations from EIC for operating expenses paid on behalf of the Company are made on a monthly basis. The Company reimburses EIC when the expenses are paid. The amount of these cash settlements for the Company totaled $26,081, $23,784 and $18,545 in 2003, 2002 and 2001, respectively.

The employees of the Company participate in the pension and other employee benefit plans of EIC. The pension benefits are based on years of service and salary. Pension costs are funded by EIC in amounts sufficient to at least meet ERISA minimum funding requirements. The Company, through EIC, also participates in certain deferred compensation and supplemental pension plans for certain executive and senior officers. The amounts recorded by the Company for the deferred compensation and supplemental pension plan totaled $1,039, $748 and $553 at December 31, 2003, 2002 and 2001, respectively, which will be settled in cash to EIC as payments are made under these plans. The pension and related benefit costs allocated to the Company from EIC equaled $191, $6 and ($96) in 2003, 2002 and 2001, respectively.

Notes payable to EIC

The Company has a $15,000 surplus note payable to EIC. This note bears an annual interest rate of 6.45%. Interest on the surplus note is scheduled to be paid semiannually, subject to approval of the Pennsylvania Insurance Commissioner. The note will be payable on demand on or after December 31, 2005, subject to approval by the Pennsylvania Insurance Commissioner. Interest paid on this note totaled $968 in 2003, 2002 and 2001.

During the third quarter of 2003, the Company issued a $25,000 surplus note to EIC in exchange for $25,000 in cash. This surplus note bears an annual interest rate of 6.70% and is scheduled to be paid semiannually, subject to approval of the Pennsylvania Insurance Commissioner. The surplus note will be payable on demand on or after December 31, 2018, subject to approval by the Pennsylvania Insurance Commissioner. The Company paid interest totaling $582 on this note in 2003.

Real estate

The Company owns certain real estate it leases to EIC. The real estate is recorded net of accumulated depreciation of $1,694 and $1,611 at December 31, 2003 and 2002, respectively. Rentals paid by EIC to the Company totaled $320, $318 and $312 in 2003, 2002 and 2001, respectively. Future minimum rentals under this agreement are as follows:

2004	$328
2005	331
2006	337
2007	341
2008	113

Total	$1,450

Software and equipment

EIC purchased certain software and equipment for use by the Company. Depreciation and applicable interest are charged to the Company throughout the estimated useful life of the asset and is included in general expenses. Depreciation and interest charged the Company in 2003, 2002 and 2001 amounted to $679, $672 and $701, respectively.

Annuities sold to affiliates

The Erie Insurance Group Retirement Plan for employees purchases from the Company individual annuities for some terminated vested employees or beneficiaries receiving benefits. These are nonparticipating annuity contracts under which the Company has unconditionally contracted to provide specified benefits to beneficiaries in return for a fixed premium from the plan. Due to the current interest rate environment, the Erie Insurance Group Retirement Plan for employees did not purchase any annuities from the Company in 2003. Annuity deposits in 2002 and 2001 included $149 and $4,513, respectively, of deposits on annuity contracts purchased by the Erie Insurance Group Retirement Plan for employees. Annuity deposit balances outstanding relating to pension annuities sold to the Erie Insurance Group Retirement Plan are $45,011 and $47,331 at December 31, 2003 and 2002, respectively. The Erie Insurance Group 401(k) plan for employees includes an investment option in a Company annuity. Annuity deposits in 2003, 2002 and 2001 included $2,580, $2,182 and $1,912, respectively, of deposits on annuity contracts purchased by Erie Insurance Group employees through the 401(k) plan. Annuity deposit balances outstanding relating to 401(k) annuities sold to employees are $28,034 and $25,081 at December 31, 2003 and 2002, respectively.

The Erie Insurance Group affiliated property/casualty insurance companies periodically purchase annuities from the Company in connection with the structured settlement of claims. Considerations recorded in annuity deposits in the Statements of Financial Position from structured settlement annuities sold to affiliated property/casualty companies of the Erie Insurance Group totaled $20,884, $18,564 and $12,879 in 2003, 2002 and 2001, respectively. The reserves held for structured settlement annuities sold to the affiliated property/casualty insurance companies equal $201,941 and $186,180 at December 31, 2003 and 2002, respectively.

NOTE 12. REINSURANCE

The Company has entered into various reinsurance treaties for the purpose of ceding the excess of life insurance over the Company’s established retention limits. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company considers all of its reinsurance assets to be collectible; therefore, no allowance has been established for uncollectible amounts.

Generally, the Company’s retention limit is $300 per life for individual coverage. For its disability income product, the Company has a 50% coinsurance agreement with its reinsurer. As of December 31, 2003 and 2002, $9.8 billion and $7.0 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali) (formerly Business Men’s Assurance Company of America), which reinsures a portion of the Company’s life and accident and health business. At December 31, 2003, the amount of in-force life insurance ceded to Generali totaled approximately $5.6 billion.

The Company’s newest products, ERIE Flagship TermSM2 and ERIE Target TermSM are reinsured 50% and 90%, respectively, with nonaffiliated reinsurers. Sales of ERIE Flagship TermSM, ERIE Flagship TermSM2 and the ERIE Target TermSM continue to result in increased ceded reinsurance balances. Policy revenue ceded to Generali totaled $7,234, $5,816 and $3,956 for the years ended December 31, 2003, 2002 and 2001, respectively. The effect of ceded reinsurance in the Statements of Operations is as follows:

(Restated)	2003	2002	2001
Revenues
Direct policy revenue	$72,947	$63,426	$54,549
Policy revenue ceded	(17,015)	(12,297)	(8,058)

Net policy revenue	55,932	51,129	46,491
Net investment income	76,966	66,286	61,181
Net realized gains (losses) on investments	13,176	(9,610)	(19,646)
Equity in earnings of limited partnerships	1,296	3,664	736
Other income	844	815	752

Total revenues	148,214	112,284	89,514
Benefits and expenses
Death benefits	19,933	18,462	15,833
Reinsurance recoveries	(4,736)	(2,915)	(2,495)

Net death benefits	15,197	15,547	13,338
Interest on deposits and other policyholder benefits	50,400	48,754	44,436
Increase in future life policy benefits	13,846	8,566	8,792
Reinsurance reserve credits	(6,635)	(2,003)	(3,044)

Net increase in future life policy benefits	7,211	6,563	5,748
Amortization of deferred policy acquisition costs	7,477	7,287	4,726
Commissions	10,316	10,839	6,311
Reinsurance commission allowance	(7,637)	(7,033)	(3,886)

Net commissions	2,679	3,806	2,425
General expenses, taxes, licenses and fees	17,945	14,106	13,941

Total benefits and expenses	100,909	96,063	84,614

Income before income taxes	$47,305	$16,221	$4,900

NOTE 13. SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows for the years ended December 31 is as follows:

(Restated)	2003	2002	2001
Cash flows from operating activities
Net income	$32,487	$10,585	$3,202
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	7,477	7,287	4,726
Other amortization	790	311	577
Deferred federal income tax expense	1,700	1,132	337
Realized (gains) losses on investments	(13,176)	9,610	19,646
Equity in earnings of limited partnerships	(1,296)	(3,664)	(736)
Increase in premiums receivable	(1,120)	(1,135)	(480)
Decrease (increase) in other receivables	1,351	(1,114)	18
(Increase) decrease in accrued investment income	(1,735)	(1,833)	518
Policy acquisition costs deferred	(19,006)	(22,021)	(12,732)
Decrease in other assets	69	1,719	597
Decrease (increase) in prepaid federal income taxes	692	5,834	(8,341)
Increase in reinsurance recoverables and reserve credits	(8,041)	(1,941)	(4,207)
Increase in future policy benefits and claims	15,296	8,983	8,271
(Decrease) increase in other policyholder funds	(4,479)	6,361	3,359
Increase (decrease) in reinsurance premium due	283	(150)	847
Increase in accounts payable and due to affiliates	121	2,839	2,395

Net cash provided by operating activities	$11,413	$22,803	$17,997

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has outstanding commitments to invest up to $1.5 million in limited partnerships at December 31, 2003. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.

Contingencies

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s financial condition.

NOTE 15. SEGMENT INFORMATION

The Company offers a range of products and services, but operates as one reportable life insurance segment. The Company’s Traditional Life insurance line includes permanent life, endowment life, term life and whole life policies. The Universal Life line includes all fixed universal life products sold by the Company. Variable universal life products are not sold by the Company. The Fixed Annuities line includes fixed ordinary deferred annuities, tax advantaged deferred annuities, annuities in pay-out and structured settlements. Neither variable nor equity indexed annuity products are sold by the Company. The Group Life and Other line includes group life insurance and disability income products. The Corporate Account includes investment income earned from surplus not specifically allocable to any one product type. Investment-related income is allocated based on the assumption that the fixed maturities and preferred stock portfolios support the insurance product lines and the common stock, limited partnership and remaining fixed maturity investments support the Corporate Account. Because the Company sold its entire common stock portfolio at the end of 2002, relatively more of the fixed maturity portfolio will support the Corporate Account in future periods.

The loss recorded in the Fixed Annuities line for the year ended December 31, 2002, is a direct result of the $24,697 of impairment charges recognized on fixed maturity investments during 2002. The 2002 increase in investment-related and other income in the Corporate Account is a result of $8,683 in net realized gains on the sale of common stock in 2002. The 2001 results in the Corporate Account investment-related income were due to realized losses on common stock totaling $16,356.

	Traditional	Universal	Fixed	Group Life	Corporate
(Restated)	Life	Life	Annuities	& Other	Account	Total
2003:
Total policy revenue, net of reinsurance	$38,695	$13,350	$5	$3,882	$0	$55,932
Total net investment income and other income	6,857	8,897	54,329	168	8,855	79,106
Net realized capital gains	1,191	1,421	9,417	29	1,118	13,176

Total revenues	46,743	23,668	63,751	4,079	9,973	148,214
Less: Total benefits and expenses	34,331	15,903	47,431	3,244	0	100,909

Income before income taxes	$12,412	$7,765	$16,320	$835	$9,973	$47,305

2002:
Total policy revenue, net of reinsurance	$35,860	$12,209	$3	$3,057	$0	$51,129
Total net investment income and other income	6,381	8,227	46,294	157	9,706	70,765
Net realized capital (losses) gains	(1,547)	(1,819)	(11,198)	(38)	4,992	(9,610)

Total revenues	40,694	18,617	35,099	3,176	14,698	112,284
Less: Total benefits and expenses	33,460	16,864	43,459	2,280	0	96,063

Income (loss) before income taxes	$7,234	$1,753	($8,360)	$896	$14,698	$16,221

2001:
Total policy revenue, net of reinsurance	$32,685	$11,008	$3	$2,795	$0	$46,491
Total net investment income and other income	6,446	7,899	42,914	164	5,246	62,669
Net realized capital losses	(471)	(527)	(3,128)	(12)	(15,508)	(19,646)

Total revenues	38,660	18,380	39,789	2,947	(10,262)	89,514
Less: Total benefits and expenses	28,967	14,740	37,393	3,514	0	84,614

Income (loss) before income taxes	$9,693	$3,640	$2,396	($567)	($10,262)	$4,900

NOTE 16. STATUTORY INFORMATION

The Company prepares its statutory financial statements in accordance with accounting practices prescribed by the Pennsylvania Insurance Department. Prescribed Statutory Accounting Practices (SAP) include state laws, regulations and general administrative rules, as well as a variety of publications from the National Association of Insurance Commissioners (NAIC). Accounting principles used to prepare statutory financial statements differ from financial statements prepared on the basis of generally accepted accounting principles.

A reconciliation of net income as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2003, 2002 and 2001, follows:

(Restated)	2003	2002	2001
Statutory net income (loss)	$15,404	($8,625)	($5,065)
Reconciling items:
Policy liabilities and accruals	1,224	3,568	831
Deferred policy acquisition costs, net of amortization	11,529	14,734	8,006
Investment valuation differences	6,747	3,372	2,084
GAAP deferred taxes	(1,700)	(1,132)	(337)
Deferred and uncollected premiums	(1,764)	(2,034)	(1,557)
Limited partnership income	1,295	950	(500)
Other	(248)	(248)	(260)

GAAP net income	$32,487	$10,585	$3,202

A reconciliation of shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31, 2003 and 2002, follows:

(Restated)	2003	2002
Statutory shareholders’ equity	$124,633	$93,319
Reconciling items:
Asset valuation and interest maintenance reserves	30,836	21,990
Investment valuation differences	83,060	56,010
Deferred policy acquisition costs	98,207	92,897
Surplus note	(40,000)	(15,000)
Policy liabilities and accruals	18,848	17,624
Difference between statutory and GAAP deferred taxes	(48,759)	(40,403)
Deferred and uncollected premiums	(12,697)	(10,933)
Capitalized salaries and benefits, net of amortization	1,435	1,684

GAAP shareholders’ equity	$255,563	$217,188

The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the PA Insurance Code) amounts to $1,650. The Company’s total statutory capital and surplus well exceeded these minimum requirements.

The amount of dividends the Company can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10% of its statutory surplus as regards policyholders as shown on its last annual statement on file with the commissioner, or (b) the net income as reported for the period covered by such annual statement, but shall not include pro rata distribution of any class of the insurer’s own securities. Accordingly, the maximum dividend payout which may be made in 2004 without prior Pennsylvania Commissioner approval is $15,404. Dividends declared to shareholders totaled $7,938 in both 2003 and 2002.

Bonds having a carrying value of $2,113 at December 31, 2003, were on deposit with various regulatory authorities as required by law. The carrying value of these bonds are not material for separate disclosure on the Company’s Statements of Financial Position and are included with fixed maturities.

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following results are unaudited. In the opinion of the Company’s management, all adjustments — consisting only of normal recurring accruals — necessary for a fair presentation of the interim periods presented have been included.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003 (Restated)
Total net policy revenue	$13,089	$14,334	$13,598	$14,911
Net investment income	18,584	19,843	18,932	19,607
Net realized gains on investments	2,162	2,099	4,908	4,007
Equity in earnings (losses) of limited partnerships	280	120	1,394	(498)
Other income	177	217	264	186

Total revenues	34,292	36,613	39,096	38,213
Total benefits and expenses	26,240	24,640	24,279	25,750

Income before income taxes	8,052	11,973	14,817	12,463
Provision for federal income taxes	2,793	4,155	5,140	2,730 (1)

Net income	$5,259	$7,818	$9,677	$9,733

Net income per share	$0.56	$0.83	$1.02	$1.03

Comprehensive income (loss)	$12,533	$33,296	($4,379)	$4,862

2002 (Restated)
Total net policy revenue	$12,329	$13,518	$12,311	$12,971
Net investment income	14,510	16,998	16,517	18,261
Net realized gains (losses) on investments	2,054	(7,698)	(5,235)	1,269
Equity in earnings (losses) of limited partnerships	1,069	2,513	151	(69)
Other income	244	177	139	255

Total revenues	30,206	25,508	23,883	32,687
Total benefits and expenses	23,713	22,887	22,279	27,184

Income before income taxes	6,493	2,621	1,604	5,503
Provision for federal income taxes	2,245	912	558	1,921

Net income	$4,248	$1,709	$1,046	$3,582

Net income per share	$0.45	$0.18	$0.11	$0.38

Comprehensive (loss) income	($4,637)	$7,037	$14,319	$7,585

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2001 (Restated)
Total net policy revenue	$10,997	$11,861	$11,295	$12,338
Net investment income	14,709	15,865	14,744	15,863
Net realized gains (losses) on investments	594	(1,067)	(2,034)	(17,139	)(2)
Equity in (losses) earnings of limited partnerships	(965)	1,767	614	(680)
Other income	191	178	317	66

Total revenues	25,526	28,604	24,936	10,448
Total benefits and expenses	20,335	19,699	20,778	23,802

Income (loss) before income taxes	5,191	8,905	4,158	(13,354)
Provision for federal income taxes (benefit)	1,796	3,076	1,446	(4,620)

Net income (loss)	$3,395	$5,829	$2,712	$(8,734)

Net income (loss) per share	$0.36	$0.62	$0.29	$(0.93)

Comprehensive income (loss)	$7,444	$6,923	$4,920	$(3,890)

(1)	The Company recorded an adjustment to deferred income taxes during the fourth quarter of 2003. Deferred tax liabilities established in previous years to reflect potential income tax exposures were determined to be unnecessary and the amounts provided were reversed during the fourth quarter. The one-time non-cash reduction in deferred taxes increased fourth quarter earnings by $0.14 per share.

(2)	Net realized losses on investments in the fourth quarter of 2001 resulted primarily from sales of fixed maturities and common stock as part of a proactive year-end tax-planning strategy.

As further reported in Note 18, the following describes the impact of the errors by quarter:

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter
As originally reported:
Net income	$5,406	$7,814	$9,984	$11,142
Net income per share	$0.57	$0.83	$1.05	$1.18
As restated:
Net income	$5,259	$7,818	$9,677	$9,733
Net income per share	$0.56	$0.83	$1.02	$1.03

2002
As originally reported:
Net income	$4,386	$1,006	$490	$2,958
Net income per share	$0.46	$0.11	$0.05	$0.32
As restated:
Net income	$4,248	$1,709	$1,046	$3,582
Net income per share	$0.45	$0.18	$0.11	$0.38

2001
As originally reported:
Net income (loss)	$3,441	$5,657	$2,519	$(8,879)
Net income (loss) per share	$0.36	$0.60	$0.27	$(0.94)
As restated:
Net income (loss)	$3,395	$5,829	$2,712	$(8,734)
Net income (loss) per share	$0.36	$0.62	$0.29	$(0.93)

NOTE 18. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the second quarter of 2004, the Company completed a comprehensive analysis of its deferred acquisition cost asset. During the analysis, the Company determined that amounts previously reported for deferred acquisition costs and related amortization were incorrectly determined due to errors in the underlying computations. In order to correct these errors, the Company has restated its previously issued financial statements. The impact of the restatement to net income and net income per share for the years ended December 31, 2003, 2002 and 2001, and deferred policy acquisition costs and shareholders’ equity as of December 31, 2003 and 2002 follows:

	2003	2002	2001
As originally reported:
Net income	$34,346	$8,840	$2,738
Net income per share	$3.63	$0.94	$0.29
As restated:
Net income	$32,487	$10,585	$3,202
Net income per share	$3.44	$1.12	$0.34

	December 31,	December 31,
	2003	2002
As originally reported:
Deferred policy acquisition costs	$103,874	$104,065
Shareholders’ equity	$259,247	$224,447
As restated:
Deferred policy acquisition costs	$98,207	$92,897
Shareholders’ equity	$255,563	$217,188

In connection with the above described restatement, the following footnotes have been revised to reflect restatements: 4,5,7,10,12,13,15,16 and 17.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In its Form 10-K Annual Report for 2003 as originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2004, as amended on April 1, 2004 (the “Original Filing”), the Company reported a weakness in internal control over the processes used to determine the recorded amount of deferred acquisition costs (“DAC”) and related DAC amortization. The Company’s independent auditors, Ernst & Young, LLP, in conjunction with their audit of the Company’s 2003 financial statements, characterized this weakness as a material weakness, as defined in Statement on Auditing Standards No. 60. The material weakness was communicated to the Company’s management and the Audit Committee of the Board of Directors.

As reported in the Original Filing, management developed a plan in collaboration with the Audit Committee of the Board to correct this weakness in internal control during 2004. The plan entails evaluation of DAC accounting issues, implementation of improved procedures and controls over periodic DAC computations and balances, ongoing evaluation of underlying assumptions, monitoring of DAC trends and ratios and the installation of improved valuation systems. The plan has been reviewed with, and progress is being monitored by, the Audit Committee of the Board and Company management, including the Chief Executive Officer and the Chief Financial Officer.

Subsequent to the Original Filing and pursuant to the plan, the Company completed its evaluation of DAC accounting issues and has identified adjustments to its previously issued financial statements that require restatement (the “Restatement”). For additional discussion of the Restatement and the individual restatement adjustments, see the Explanatory Note to this Amendment No. 2 and “Item 8. Financial Statements and Supplementary Data–Note 18, Restatement of Previously Issued Financial Statements.”

The Company has also made substantive progress in correcting the material weakness through the date of the filing of this Amendment No. 2. An independent consulting actuary engaged by the Company is providing oversight over the team of internal actuarial and accounting personnel implementing the plan, and providing direction and guidance in evaluating past practices and in implementing procedures and controls regarding actuarial functions.

The Company has effected certain improvements to its DAC accounting procedures. For example, actuarial and financial personnel have developed management reports to enable management to better monitor DAC trends and ratios which increase transparency in understanding the periodic results of operations. The Company has also purchased a new valuation system. Installation of this new system began in the second quarter of 2004 and is expected to extend through year-end.

As of the end of the period covered by this Amendment No. 2, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In making the evaluation described above, the Company considered matters relating to the Restatement including the above described control weakness.

Based on management’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, except for the material weakness described above, the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act within the time periods specified in the SEC’s rules and forms. Other than the improvements made to the Company’s processes and controls over accounting for DAC, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held on April 27, 2004, which is filed as Exhibit 20 to Form 10-K/A, filed April 1, 2004.

The Company has adopted a Code of Conduct that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Conduct as Exhibit 14 to Form 10 — K, filed March 8, 2004. The Company has also made the Code of Conduct available on its website at http://www.erieinsurance.com.

	Age	Present Principal Position with Erie Family
	as of	Life Insurance Company and Other Material
Name	12/31/03	Positions Held During the Last Five Years
President and Chief Executive Officer

Jeffrey A. Ludrof	44	Director since July 23, 2002; President and Chief Executive Officer of the Company, Erie Insurance Company, Erie Indemnity Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company, and Erie Insurance Company of New York since May 8, 2002; Executive Vice President — Insurance Operations of the Company 1999 — May 8, 2002; Senior Vice President of the Company 1994 — 1999. Director — the Company, Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property & Casualty Company, Flagship City Insurance Company and Erie Indemnity Company.

Executive Vice Presidents

Jan R. Van Gorder	56	Director since 1990. Senior Executive Vice President, Secretary and General Counsel of the Company, Erie Indemnity Company, and Erie Insurance Company since 1990 and of Flagship City Insurance Company and Erie Insurance Property & Casualty Company since 1992 and 1993, respectively and of Erie Insurance Company of New York since 1994. Acting President and Chief Executive Officer of the Company, Erie Indemnity Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York from January 19, 2002 — May 8, 2002; Director — the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company, Erie Insurance Company of New York and Erie Indemnity Company.

	Age	Present Principal Position with Erie Family
	as of	Life Insurance Company and Other Material
Name	12/31/03	Positions Held During the Last Five Years
John J. Brinling, Jr.	56	Executive Vice President of the Company since December 1990. Division Officer 1984 - present. Director-Erie Insurance Company of New York.

Philip A. Garcia	47	Executive Vice President and Chief Financial Officer of the Company, Erie Insurance Company, Erie Indemnity Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York since October 1997. Senior Vice President and Controller 1993 — 1997. Director-Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York.

Michael J. Krahe	50	Executive Vice President — Human Development and Leadership since January 2003; Senior Vice President 1999 — December 2002; Vice President 1994 — 1999.

Thomas B. Morgan	40	Executive Vice President — Insurance Operations since January 2003; Senior Vice President October 2001 - December 2003; Assistant Vice President and Branch Manager 1997 — October 2001; Independent Insurance Agent 1988 — 1997; Director Erie Insurance Company of New York, Erie Insurance Property & Casualty Company and Flagship City Insurance Company.

Senior Vice President

Douglas F. Ziegler	53	Senior Vice President, Treasurer and Chief Investment Officer of the Company since 1993. Senior Vice President, Treasurer and Chief Investment Officer of the Erie Insurance Company, Erie Indemnity Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York. Director-Erie Insurance Company of New York.

ITEM 11. EXECUTIVE COMPENSATION

The answer to this item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, which is filed as Exhibit 20 to Form 10-K/A, filed April 1, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, which is filed as Exhibit 20 to Form 10-K/A, filed April 1, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships with Company directors is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, which is filed as Exhibit 20 to Form 10-K/A, filed April 1, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, which is filed as Exhibit 20 to Form 10-K/A, filed April 1, 2004.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The following financial statements of the Company and the reports of independent certified public accountants are incorporated herein by reference to Item 8 of this Form 10-K/A.

Independent Auditors’ Reports
Statements of Financial Position — December 31, 2003 and 2002
Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Notes to Financial Statements

(2)	The following financial statement schedules are included herein:

Page
Schedule I — Summary of Investments Other Than Investments in Related Parties	56
Schedule III — Supplementary Insurance Information	57
Schedule IV — Reinsurance	58

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(3)	Exhibits:

See Exhibit Index on Page 59 hereof.

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

     Date: August 20, 2004     ERIE FAMILY LIFE INSURANCE COMPANY (Registrant)

Principal Officers

/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President and Chief Executive Officer

Jan R. Van Gorder, Senior Executive Vice President, Secretary & General Counsel

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO

/s/ Timothy G. NeCastro

Timothy G. NeCastro, Senior Vice President & Controller

Board of Directors

Kaj Ahlmann	Susan Hirt Hagen

/s/ John T. Baily	/s/ C. Scott Hartz

John T. Baily	C. Scott Hartz

/s/ Samuel P. Black, III	/s/ F. William Hirt

Samuel P. Black, III	F. William Hirt

/s/ Claude C. Lilly, III

J. Ralph Borneman, Jr.	Claude C. Lilly, III

/s/ Jeffrey A. Ludrof

Wilson C. Cooney	Jeffrey A. Ludrof

Patricia Garrison-Corbin	Jan R. Van Gorder

/s/ John R. Graham	/s/ Robert C. Wilburn

John R. Graham	Robert C. Wilburn

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2003
	Cost or		Amount at which
	Amortized	Market	Shown in the
Type of Investment	Cost	Value	Balance Sheet
		(In thousands)
Fixed Maturities Available-for-Sale
U. S. Treasuries and Government Agency	$61,176	$62,682	$62,682
Public Utilities	141,154	151,003	151,003
U. S. Banks, Trusts, and Insurance Companies	158,731	167,253	167,253
U. S. Industrial and Miscellaneous	554,379	595,071	595,071
Mortgage Backed	145,394	148,834	148,834
Asset Backed	5,032	5,362	5,362
Foreign Governments — Agency	7,961	8,046	8,046
Foreign Banks, Trusts, and Insurance Companies	20,038	20,151	20,151
Foreign Industrial and Miscellaneous	101,130	112,033	112,033
Foreign Public Utilities	8,612	9,892	9,892

Total Fixed Maturities Available-for-Sale	$1,203,607	$1,280,327	$1,280,327

Equity Securities
Nonredeemable Preferred Stocks:
Public Utilities	$1,864	$2,000	$2,000
U. S. Banks, Trusts, and Insurance Companies	13,909	15,830	15,830
U. S. Industrial and Miscellaneous	17,119	18,874	18,874
Foreign Banks, Trusts and Insurance Companies	20,716	22,652	22,652
Foreign Industrial and Miscellaneous	3,000	3,592	3,592

Total Equity Securities	$56,608	$62,948	$62,948

Real Estate Investment Property	$1,127	$1,127	$1,127
Policy Loans	9,951	9,951	9,951
Mortgage Loans	6,305	6,305	6,305
Limited Partnerships	12,203	12,241	12,241

Total Investments	$1,289,801	$1,372,899	$1,372,899

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION (RESTATED)

	At December 31,				For the Years Ended December 31,
	Deferred	Future						Amortization
	Policy	Policy		Other		Net	Life &	of Deferred	Other
	Acquisition	Benefits &	Unearned	Policy	Policy	Investment	Annuity	Acquisition	Operating
Segment	Costs	Deposits	Premium	Claims	Revenues (a)	Income	Benefits	Costs	Expenses
(In thousands)
2003
Ordinary Life Insurance	$91,328	$255,843	$251	$3,406	$52,045	$14,784	$27,906	$5,597	$16,731
Accident & Health	0	338	0	0	254	7	123	0	149
Group Life & Other	0	2,908	5	247	3,628	158	2,670	0	303
Annuities	6,879	932,553	0	0	5	53,289	42,109	1,880	3,441
Corporate	0	0	0	0	0	8,728	0	0	0

Total	$98,207	$1,191,642	$256	$3,653	$55,932	$76,966	$72,808	$7,477	$20,624

2002
Ordinary Life Insurance	$83,263	$228,032	$202	$2,111	$48,070	$13,111	$29,265	$6,336	$14,723
Accident & Health	0	148	0	0	167	3	62	0	87
Group Life & Other	0	2,239	2	251	2,889	144	1,852	0	279
Annuities	9,634	803,675	0	0	3	43,627	39,684	951	2,823
Corporate	0	0	0	0	0	9,401	0	0	0

Total	$92,897	$1,034,094	$204	$2,362	$51,129	$66,286	$70,863	$7,287	$17,912

2001
Ordinary Life Insurance	$76,696	$205,267	$212	$1,729	$43,693	$13,500	$25,044	$4,142	$14,521
Accident & Health	0	39	0	0	35	1	21	0	(13)
Group Life & Other	0	2,532	0	221	2,760	161	3,246	0	260
Annuities	7,723	636,849	0	0	3	42,318	35,210	584	1,598
Corporate	0	0	0	0	0	5,201	0	0	0

Total	$84,419	$844,687	$212	$1,950	$46,491	$61,181	$63,521	$4,726	$16,366

(a) Net of reinsurance ceded

SCHEDULE IV - REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
(In thousands)
December 31, 2003
Life Insurance in force	$27,077,945	$9,788,882	$0	$17,289,063	0.00%
Premiums for the year:
Life Insurance	68,777	16,732	0	52,045	0.00%
Annuities	5	0	0	5	0.00%
Accident & Health	537	283	0	254	0.00%
Group Life & Other	3,628	0	0	3,628	0.00%

Total Premiums	$72,947	$17,015	$0	$55,932	0.00%

December 31, 2002
Life Insurance in force	$23,198,178	$7,043,035	$0	$16,155,143	0.00%
Premiums for the year:
Life Insurance	60,132	12,063	0	48,069	0.00%
Annuities	3	0	0	3	0.00%
Accident & Health	402	234	0	168	0.00%
Group Life & Other	2,889	0	0	2,889	0.00%

Total Premiums	$63,426	$12,297	$0	$51,129	0.00%

December 31, 2001
Life Insurance in force	$18,903,134	$4,112,150	$0	$14,790,984	0.00%
Premiums for the year:
Life Insurance	51,644	7,951	0	43,693	0.00%
Annuities	3	0	0	3	0.00%
Accident & Health	142	107	0	35	0.00%
Group Life & Other	2,760	0	0	2,760	0.00%

Total Premiums	$54,549	$8,058	$0	$46,491	$0.00%

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
3.1*	Amended and Restated By-laws of Registrant

10.1**	1997 Annual Incentive Plan of Erie Indemnity Company

10.2**	Erie Indemnity Company Long-Term Incentive Plan

10.3**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.4**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.5**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.6**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.7***	Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.8***	Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Douglas F. Ziegler

10.9***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.10***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.11***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.12***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.13***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.14****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.15****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

10.16****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.17****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.18****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.19****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

10.20*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne

10.21*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder

10.22*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia

10.23*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.24*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.25*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler

10.26*****	Summary of termination benefits provided Stephen A. Milne upon voluntary termination from active employment on January 18, 2002

10.27#	Employment Agreement effective May 9, 2002 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.28#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Jan R. Van Gorder

10.29#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Philip A. Garcia

10.30#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.31#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Douglas F. Ziegler

10.32#	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Michael J. Krahe

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.33#	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Thomas B. Morgan

10.34##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.35##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.36##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.37##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.38##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Douglas F. Ziegler

10.39##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.40##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.41##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.42##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.43##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.44##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.45##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.46##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.47##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

13##	2003 Annual Report to Shareholders

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
14##	Code of Conduct

16#	Letter Regarding Change in Certifying Accountant

20###	Other Documents or Statements to Shareholders

23##	Independent Auditors’ Consent and Report on Schedules

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002	63

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	64

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002	65

99.1****	Audit Committee Charter

*	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1998 that was filed with the Commission on March 9, 1999.

**	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1997 that was filed with the Commission on March 11, 1998.

***	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1999 that was filed with the Commission on March 28, 2000.

****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000 that was filed with the Commission on March 19, 2001.

*****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2001 that was filed with the Commission on March 15, 2002.

#	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002 that was filed with the Commission on March 27, 2003.

##	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Original Form 10-K Annual Report for the year ended December 31, 2003 that was filed with the Commission on March 8, 2004.

###	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Original Form 10-K/A Annual Report for the year ended December 31, 2003 that was filed with the Commission on April 1, 2004.