Form 10-Q/A
period 2004-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 2004-08-20
CIK 33416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

     Yes ☐ No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on May 10, 2004.

INDEX

ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION (Restated)

	(Dollars in thousands)
	March 31,	December 31,
ASSETS	2004	2003
	(Unaudited)
Investments:
Fixed maturities at fair value (amortized cost of $1,245,569 and $1,203,607, respectively)	$1,349,147	$1,280,327
Equity securities at fair value (cost of $56,608 and $56,608, respectively)	64,666	62,948
Limited partnerships at fair value (cost of $11,609 and $12,203, respectively)	11,711	12,241
Real estate mortgage loans	6,261	6,305
Real estate	1,106	1,127
Policy loans	10,097	9,951

Total investments	1,442,988	1,372,899
Cash and cash equivalents	103,936	91,667
Premiums receivable from policyholders	6,924	7,344
Reinsurance recoverable	2,741	2,960
Other receivables	352	137
Accrued investment income	18,418	15,088
Deferred policy acquisition costs	95,839	98,207
Reserve credit for reinsurance ceded	22,209	20,758
Prepaid federal income taxes	0	1,983
Other assets	10,269	18,520

Total assets	$1,703,676	$1,629,563

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION (Restated)

	(Dollars in thousands)
	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2004	2003
	(Unaudited)
Liabilities:
Policy Liabilities and Accruals:
Future policy benefits	$111,786	$108,089
Policy and contract claims	3,294	3,653
Annuity deposits	948,061	932,553
Universal life deposits	153,434	150,421
Supplementary contracts not including life contingencies	709	579
Other policyholder funds	7,561	9,856
Federal income taxes payable	522	0
Deferred income taxes	56,325	46,813
Reinsurance premium due	786	1,875
Securities lending collateral	79,228	65,495
Accounts payable and accrued expenses	22,840	9,239
Notes payable to Erie Indemnity Company	40,000	40,000
Due to affiliates	2,085	3,442
Dividends payable	2,079	1,985

Total liabilities	1,428,710	1,374,000

Shareholders’ Equity:
Common stock, $.40 par value per share; authorized 15,000,000 shares; 9,450,000 shares issued and outstanding	3,780	3,780
Additional paid-in capital	630	630
Accumulated other comprehensive income	59,569	44,603
Retained earnings	210,987	206,550

Total shareholders’ equity	274,966	255,563

Total liabilities and shareholders’ equity	$1,703,676	$1,629,563

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS (Unaudited) (Restated)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands, except per share data)
Revenues:
Net Policy Revenue:
Life premiums	$13,112	$12,242
Group life and other premiums	867	847

Total net policy revenue	13,979	13,089
Net investment income	18,755	18,584
Net realized gains on investments	2,848	2,162
Equity in earnings of limited partnerships	155	280
Other income	318	177

Total revenues	36,055	34,292

Benefits and Expenses:
Death benefits	4,904	3,841
Interest on annuity deposits	10,910	9,935
Interest on universal life deposits	1,736	1,779
Surrender and other benefits	320	273
Increase in future life policy benefits	2,247	1,788
Amortization of deferred policy acquisition costs	228	2,184
Commissions	542	1,341
General expenses	3,878	4,422
Taxes, licenses and fees	834	677

Total benefits and expenses	25,599	26,240

Income before income taxes	10,456	8,052

Provision for federal income taxes (benefit):
Current	2,487	3,725
Deferred	1,453	(931)

Total provision for federal income taxes	3,940	2,794

Net income	$6,516	$5,258

Net income per share	$0.69	$0.56

Dividends declared per share	$0.22	$0.21

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Restated)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
Net income	$6,516	$5,258

Unrealized gains on securities:
Unrealized holding gains arising during period, net of related offsets	25,873	13,354
Less: Gains included in net income	(2,848)	(2,162)

Net unrealized holding gains arising during period, net of related offsets	23,025	11,192
Income tax expense related to unrealized gains	8,059	3,917

Unrealized appreciation of investments, net of taxes	14,966	7,275

Comprehensive income	$21,482	$12,533

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Premiums collected	$10,790	$10,341
Net investment income received	16,480	14,478
Miscellaneous income	318	177
Benefits to policyholders	(18,870)	(16,031)
Commissions paid to agents	(1,340)	(3,948)
Salaries and wages paid	(3,326)	(3,038)
General operating expenses paid	(4,183)	(3,883)
Taxes, licenses and fees paid	(1,291)	(1,175)
Income taxes recovered (paid)	19	(14)

Net cash used in operating activities	(1,403)	(3,093)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investments:
Fixed maturities	(70,733)	(182,931)
Equity securities	0	(5,590)
Limited partnerships	(5)	(650)
Sales/maturities of investments:
Sales of fixed maturities	49,784	76,777
Calls/maturities of fixed maturities	3,530	29,032
Equity securities	0	3,154
Limited partnerships	800	1,617
Increase in collateral from securities lending	13,733	32,519
Net mortgage loans	44	300
Net policy loans	(146)	(54)

Net cash used in investing activities	(2,993)	(45,826)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Annuity and supplementary contract deposits and interest	33,603	72,153
Annuity and supplementary contract surrenders and withdrawals	(17,966)	(12,318)
Universal life deposits and interest	4,820	5,093
Universal life surrenders	(1,807)	(1,251)
Dividends paid to shareholders	(1,985)	(1,985)

Net cash provided by financing activities	16,665	61,692

Net increase in cash and cash equivalents	12,269	12,773
Cash and cash equivalents at beginning of period	91,667	97,022

Cash and cash equivalents at end of period	$103,936	$109,795

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(All dollar amounts are in thousands)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on August 20, 2004.

NOTE B — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the second quarter of 2004, the Company completed a comprehensive analysis of its deferred policy acquisition cost (DAC) asset in response to a material weakness in internal control. The analysis indicated that amounts previously reported as deferred policy acquisition costs and related amortization were incorrectly calculated. Accordingly, the Company has restated its’ previously issued financial statements. The impact of the restatement to net income and net income per share for the quarters ended March 31, 2003 and 2004, and deferred policy acquisition costs and shareholders’ equity as of December 31, 2003 and March 31, 2004 is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands, except per share data)
As originally reported:
Net income	$5,830	$5,406
Net income per share	$0.62	$0.57
As restated:
Net income	$6,516	$5,258
Net income per share	$0.69	$0.56

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
As originally reported:
Deferred policy acquisition costs	$100,553	$103,874
Shareholders’ equity	$278,030	$259,247
As restated:
Deferred policy acquisition costs	$95,839	$98,207
Shareholders’ equity	$274,966	$255,563

In connection with the above described restatement, the following footnotes have been revised to reflect restatements: A, D, E, F, and H.

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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE C — INVESTMENTS (Continued)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Fixed maturities:
Gross realized gains	$2,930	$7,004
Gross realized losses	(93)	(4,833)

Net realized gains	2,837	2,171
Equity securities:
Gross realized gains	11	0
Gross realized losses	0	(9)

Net realized gains (losses)	11	(9)
Net realized gains on investments	$2,848	$2,162

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

No investments in an unrealized loss position at March 31, 2004 had a decline in market value that was considered by management to be other-than-temporary, thereby causing the investment to be impaired based on Company policy. There were no market conditions, industry characteristics or fundamental operating results of a specific issuer that suggested impairment of any of the listed investments.

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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE C — INVESTMENTS (Continued)

     Limited partnerships at March 31, 2004 include U.S. and foreign real estate and mezzanine debt investments. Real estate limited partnerships represent 91.0%, while mezzanine debt limited partnerships represent 9.0%, of the total carrying value at March 31, 2004. These partnerships are recorded at fair value using the equity method. The Company has not guaranteed any of the partnership liabilities.

     The components of equity in earnings of limited partnerships as reported in the Statements of Operations are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Mezzanine debt	$20	($88)
Real estate	135	368

	$155	$280

NOTE D — DEFERRED POLICY ACQUISITION COST ASSET

The Company incurs significant costs in connection with acquiring new business. Many of these acquisition costs, which vary with and are primarily related to the production of new business, are deferred as an asset and are then amortized over a period of time. The Company periodically reviews the DAC asset to assess recoverability from future income. If less than the full amount of DAC is determined to be recoverable, a portion of such costs are expensed at the time of determination.

The DAC on traditional life insurance products is amortized in relation to estimated gross premiums in accordance with Statement of Financial Accounting Standard No. 60, Accounting and Reporting by Insurance Enterprises. The DAC on the annuity and universal life products is amortized in relation to estimated gross profits in accordance with Statement of Financial Accounting Standard No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (FAS 97).

During the second quarter of 2004, the Company completed a comprehensive analysis of its deferred acquisition cost asset. As described further in Note B, this analysis resulted in a restatement of previously issued financial statements.

In accordance with FAS 97, the Company periodically evaluates certain assumptions in use to determine DAC and amortization related to its interest sensitive products. In the first quarter 2004 evaluation, the Company modified certain assumptions related to interest rate spreads causing an unlocking as provided under accounting guidance. As a result of unlocking assumptions, DAC as of March 31, 2004 increased by $1.7 million and net income for the first quarter 2004 increased by $1.1 million.

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

				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
March 31, 2004	Life	Life	Annuities	Other	Account	Total
(Restated)
Total policy revenue, net of reinsurance	$9,644	$3,468	$0	$867	$0	$13,979
Total investment-related and other income	1,850	2,474	15,208	51	2,493	22,076

Total revenues	11,494	5,942	15,208	918	2,493	36,055
Less: Total benefits and expenses	10,295	2,803	12,011	490	0	25,599

Income before taxes	$1,199	$3,139	$3,197	$428	$2,493	$10,456

Three Months Ended March 31, 2003

(Restated)
Total policy revenue, net of reinsurance	$8,963	$3,279	$1	$846	$0	$13,089
Total investment-related and other income	1,892	2,386	14,846	41	2,038	21,203

Total revenues	10,855	5,665	14,847	887	2,038	34,292
Less: Total benefits and expenses	8,946	4,444	12,040	810	0	26,240

Income before taxes	$1,909	$1,221	$2,807	$77	$2,038	$8,052

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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE F — REINSURANCE (Continued)

The effect of ceded reinsurance in the Statements of Operations is as follows:

	Three Months Ended	Three Months Ended
(Restated)	March 31, 2004	March 31, 2003
Revenues:
Direct policy revenue	$18,023	$16,400
Policy revenue ceded	(4,044)	(3,311)

Net policy revenue	13,979	13,089
Net investment income	18,755	18,584
Net realized gains on investments	2,848	2,162
Equity in earnings of limited partnerships	155	280
Other income	318	177

Total revenues	$36,055	$34,292

Benefits and expenses:
Death benefits	$6,626	$5,207
Reinsurance recoveries	(1,722)	(1,366)

Net death benefits	4,904	3,841
Interest on deposits and other policyholder benefits	12,966	11,987
Increases in future life policy benefits	3,698	3,126
Reinsurance reserve credits	(1,451)	(1,338)

Net increases in future life policy benefits	2,247	1,788
Amortization of deferred policy acquisition costs	228	2,184
Commissions	2,163	2,895
Reinsurance commission allowance	(1,621)	(1,554)

Net commissions	542	1,341
General expenses, taxes, licenses and fees	4,712	5,099

Total benefits and expenses	$25,599	$26,240

Income before income taxes	$10,456	$8,052

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

NOTE H — SUPPLEMENTARY DATA ON CASH FLOWS (Restated)

A reconciliation of net income to net cash used in operating activities as presented in the Statements of Cash Flows is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income	$6,516	$5,258
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred policy acquisition costs	228	2,184
Other amortization	246	120
Deferred federal income tax expense (benefit)	1,453	(931)
Realized gains on investments	(2,848)	(2,162)
Equity in earnings of limited partnerships	(155)	(280)
Decrease in premium and other receivables	204	1,028
Increase in accrued investment income	(3,330)	(4,654)
Policy acquisition costs deferred	(3,476)	(4,564)
Increase in other assets	(95)	0
Increase in reinsurance recoverables and reserve credits	(1,232)	(958)
Decrease in prepaid federal income taxes	2,506	3,711
Increase in future policy benefits and claims	3,338	3,323
Decrease in other policyholder funds	(2,296)	(2,768)
Decrease in reinsurance premium due	(1,089)	(985)
Decrease in accounts payable and due to affiliates	(1,373)	(1,415)

Net cash used in operating activities	($1,403)	($3,093)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial information and related notes found on pages 3 through 17, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on August 20, 2004. As further described in Note B, the Company has restated its financial statements.

FINANCIAL OVERVIEW

Net income increased to $6.5 million, or $0.69 per share, in the first quarter of 2004, compared to $5.3 million, or $0.56 per share, for the first quarter of 2003. An increase in policy revenues was principally responsible for this growth.

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

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance ceded. Increase in future life policy benefits net of reinsurance ceded totaled $2.2 million in the first quarter of 2004, compared to $1.8 million in the first quarter of 2003, an increase of 25.6%. The increase in reserves is a result of the success of the Company’s newest traditional life insurance products, ERIE Target Term and ERIE Flagship Term2. These products are largely responsible for the growth in life insurance in force which, at March 31, 2004, has grown to $27.7 billion, compared to approximately $24.3 billion at March 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

Amortization of deferred policy acquisition costs (DAC) decreased $2.0 million to $0.2 million in the first quarter of 2004 when compared to the same period in 2003. During the first quarter of 2004, the Company unlocked certain assumptions in accordance with Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments related to interest rate spreads on its interest sensitive products. As a result of unlocking these assumptions, DAC was increased and the amortization of DAC was decreased by $1.7 million during the first quarter of 2004.

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

General expenses, net of DAC, decreased $0.5 million, to $3.9 million for the first quarter of 2004. The decrease is the result of a contribution made to the supplemental employee retirement plan for a recently retired executive of the Company in the first quarter of 2003. General expenses include wages and salaries, employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company related to the acquisition and underwriting of new policies are deferred as DAC. Such expenses include medical inspection and exam fees related to new business production and wages, salaries and employee benefits of underwriting personnel.

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

The Company’s invested assets are sufficiently liquid to meet commitments to its policyholders. At March 31, 2004, the Company’s investment portfolio consisting of cash, investment grade bonds and investment grade preferred stock, totaled more than $1.5 billion, or 86.6% of total assets. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds.

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

For a complete discussion of the fixed contractual obligations see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on August 20, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A in the Company’s 2003 Annual Report on Form 10-K/A. The risks associated with interest rate guarantees on the Company’s universal life and annuity products are discussed in the Company’s Annual Report on Form 10-K/A for 2003 in Factors That May Affect Future Results. The information contained in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report on Form 10-K/A is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In its Form 10-K Annual Report for 2003, the Company reported a weakness in internal control over the processes used to determine the recorded amount of deferred acquisition costs (“DAC”) and related DAC amortization. The Company’s independent auditors, Ernst & Young, LLP, in conjunction with their audit of the Company’s 2003 financial statements, characterized this weakness as a material weakness, as defined in Statement on Auditing Standards No. 60. The material weakness was communicated to the Company’s management and the Audit Committee of the Board of Directors.

As of March 31, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)]. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of May 14, 2004, the date the Company filed its original Form 10-Q (the “Original Filing”) for the quarter ended March 31, 2004, except for the previously disclosed material weakness relating to the Company’s accounting for DAC, the Company’s disclosure controls and procedures as of March 31, 2004 were effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Exchange Act within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.

As reported in its Original Filing, management developed a plan in collaboration with the Audit Committee of the Board to correct this weakness in internal control during 2004. The plan entails implementation of improved procedures and controls over periodic DAC computations and balances, ongoing evaluation of underlying assumptions, monitoring of DAC trends and ratios and the installation of improved valuation systems. The plan was reviewed with, and progress is being monitored by, the Audit Committee of the Board and Company management, including its Chief Executive Officer and its Chief Financial Officer. The Original Filing also disclosed that, depending on the outcome of the evaluation when it was completed, a reinstatement of previously issued financial statements may be warranted.

The Company made substantive progress in correcting the weakness in control during the first quarter of 2004. Under the plan, an independent consulting actuary was engaged to provide oversight over the team of internal actuarial and accounting personnel performing the evaluation. This independent consulting actuary provided direction and guidance in evaluating past practices and in implementing procedures and controls regarding actuarial functions.

As of May 14, 2004, the Company had effected certain improvements to its DAC accounting procedures as described in Item 4 of the Original Filing.

Subsequent to the Original Filing the Company completed its evaluation of DAC accounting issues and has identified adjustments to its previously issued financial statements that require restatement. As described further in the footnotes to its financial statements, the Company has recorded these adjustments and is hereby amending the Original Filing by filing this Form 10-Q/A.

Based on management’s evaluation and improvements in DAC and other processes made through the date of filing of this Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act within the time periods specified in the SEC’s rules and forms. Other than the improvements made to the Company’s processes and controls over accounting for DAC, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

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

Erie Family Life Insurance Company
(Registrant)

Date: August 20, 2004	/s/ Jeffrey A. Ludrof
(Jeffrey A. Ludrof, President & CEO)

/s/ Philip A. Garcia
(Philip A. Garcia, Executive Vice President & CFO)