Form 10-Q
period 2004-06-30
ERIE FAMILY LIFE INSURANCE CO
filed 2004-08-20
CIK 33416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on August 13, 2004.

INDEX

ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Statements of Financial Position - June 30, 2004 (Unaudited) and December 31, 2003
Statements of Operations (Unaudited) - Three and six months ended June 30, 2004 and 2003
Statements of Comprehensive Income (Unaudited) - Three and six months ended June 30, 2004 and 2003
Statements of Cash Flows (Unaudited) - Six months ended June 30, 2004 and 2003
Notes to Financial Statements - June 30, 2004
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
Certification
Certification
Certifications

PART I. FINANCIAL INFORMATION

ERIE FAMILY LIFE INSURANCE COMPANY

STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30,	December 31,
ASSETS	2004	2003
	(Unaudited)	(Restated)
Investments:
Fixed maturities at fair value (amortized cost of $1,257,776 and $1,203,607, respectively)	$1,290,791	$1,280,327
Equity securities at fair value (cost of $60,137 and $56,608, respectively)	64,370	62,948
Limited partnerships at fair value (cost of $13,031 and $12,203, respectively)	13,108	12,241
Real estate mortgage loans	6,216	6,305
Real estate	1,086	1,127
Policy loans	10,371	9,951

Total investments	1,385,942	1,372,899
Cash and cash equivalents	70,115	91,667
Premiums receivable from policyholders	6,933	7,344
Reinsurance recoverable	1,584	2,960
Other receivables	373	137
Accrued investment income	15,456	15,088
Deferred policy acquisition costs	114,812	98,207
Reserve credit for reinsurance ceded	24,191	20,758
Prepaid federal income taxes	1,216	1,983
Other assets	6,755	18,520

Total assets	$1,627,377	$1,629,563

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2004	2003
	(Unaudited)	(Restated)
Liabilities:
Policy Liabilities and Accruals:
Future policy benefits	$115,553	$108,089
Policy and contract claims	3,023	3,653
Annuity deposits	962,907	932,553
Universal life deposits	157,057	150,421
Supplementary contracts not including life contingencies	718	579
Other policyholder funds	4,910	9,856
Deferred income taxes	37,275	46,813
Reinsurance premium due	1,327	1,875
Securities lending collateral	43,831	65,495
Accounts payable and accrued expenses	9,383	9,239
Notes payable to Erie Indemnity Company	40,000	40,000
Due to affiliates	4,046	3,442
Dividends payable	2,079	1,985

Total liabilities	1,382,109	1,374,000

Shareholders’ Equity:
Common stock, $.40 par value per share; authorized 15,000,000 shares; 9,450,000 shares issued and outstanding	3,780	3,780
Additional paid-in capital	630	630
Accumulated other comprehensive income	18,703	44,603
Retained earnings	222,155	206,550

Total shareholders’ equity	245,268	255,563

Total liabilities and shareholders’ equity	$1,627,377	$1,629,563

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(Restated)		(Restated)
	(Dollars in thousands, except per share data)
Revenues:
Net Policy Revenue:
Life Premiums	$13,789	$13,529	$26,901	$25,771
Group Life and Other Premiums	836	805	1,703	1,651

Total Net Policy Revenue	14,625	14,334	28,604	27,422
Net Investment Income	19,752	19,843	38,507	38,426
Net Realized Gains on Investments	5,556	2,099	8,404	4,261
Equity in Earnings of Limited Partnerships	712	120	867	400
Other Income	238	217	556	396

Total Revenues	40,883	36,613	76,938	70,905

Benefits and Expenses:
Death Benefits	3,479	2,761	8,383	6,602
Interest on Annuity Deposits	11,136	10,605	22,046	20,540
Interest on Universal Life Deposits	1,751	1,827	3,487	3,606
Surrender and Other Benefits	295	448	615	723
Increase in Future Life Policy Benefits	1,784	1,509	4,031	3,297
Amortization of Deferred Policy Acquisition Costs	(3,592)	1,725	(3,365)	3,909
Commissions	1,043	1,143	1,585	2,483
General Expenses	4,097	3,915	7,975	8,337
Taxes, Licenses and Fees	1,023	707	1,857	1,384

Total Benefits and Expenses	21,016	24,640	46,614	50,881

Income Before Income Taxes	19,867	11,973	30,324	20,024
Provision for Federal Income Tax (Benefit):
Current	3,662	4,194	6,148	7,919
Deferred	2,958	(39)	4,411	(971)

Total Provision for Federal Income Tax	6,620	4,155	10,559	6,948

Net Income	$13,247	$7,818	$19,765	$13,076

Net Income Per Share	$1.40	$0.83	$2.09	$1.38

Dividends Declared Per Share	$0.22	$0.42	$0.44	$0.63

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY

STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(Restated)		(Restated)
	(Dollars in thousands)
Net Income	$13,247	$7,818	$19,765	$13,076

Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period, net of related offsets	(57,315)	41,296	(31,442)	54,650
Less: gains included in net income	(5,556)	(2,099)	(8,404)	(4,261)

Net unrealized holding (losses) gains arising during period, net of related offsets	(62,871)	39,197	(39,846)	50,389

Income tax benefit (expense) related to unrealized (losses) gains	22,005	(13,719)	13,946	(17,636)

Unrealized (deprecation) appreciation of investments, net of tax	(40,866)	25,478	(25,900)	32,753

Comprehensive (Loss) Income	($27,619)	$33,296	($6,135)	$45,829

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
	(Dollars in thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Premiums collected	$23,277	$23,965
Net investment income received	40,323	37,953
Miscellaneous income	556	395
Benefits to policyholders	(34,654)	(32,140)
Commissions paid to agents	(3,252)	(7,986)
Salaries and wages paid	(6,501)	(5,582)
General operating expenses paid	(7,092)	(6,969)
Taxes, licenses and fees paid	(2,024)	(1,814)
Income taxes paid	(5,382)	(8,675)

Net cash provided by (used in) operating activities	5,251	(853)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investments:
Fixed maturities	(166,147)	(317,047)
Equity securities	(3,529)	(8,598)
Limited partnerships	(810)	(1,910)
Sales/maturities of investments:
Sales of fixed maturities	116,770	115,837
Calls/maturities of fixed maturities	14,954	58,331
Equity securities	0	7,071
Limited partnerships	890	3,113
(Decrease) increase in collateral from securities lending	(21,664)	27,010
Net mortgage loans	89	345
Net policy loans	(420)	(266)

Net cash used in investing activities	(59,867)	(116,114)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Annuity and supplementary contract deposits and interest	66,254	124,747
Annuity and supplementary contract surrenders and withdrawals	(35,761)	(26,344)
Universal life deposits and interest	9,891	10,425
Universal life surrenders	(3,256)	(2,560)
Dividends paid to shareholders	(4,064)	(3,969)

Net cash provided by financing activities	33,064	102,299

Net decrease in cash and cash equivalents	(21,552)	(14,668)
Cash and cash equivalents at beginning of period	91,667	97,022

Cash and cash equivalents at end of period	$70,115	$82,354

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)
(All dollar amounts are in thousands)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on August 20, 2004.

NOTE B — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the second quarter of 2004, the Company completed a comprehensive analysis of its deferred policy acquisition cost (DAC) asset in response to a material weakness in internal control. The analysis indicated that amounts previously reported as deferred acquisition costs and related amortization were incorrectly calculated. Accordingly, the Company has restated its’ previously issued financial statements. The impact of the restatement to net income and net income per share for the three and six months ended June 30, 2003, and deferred policy acquisition costs and shareholders' equity as of December 31, 2003 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003
	(Dollars in thousands, except per share data)
As originally reported:
Net income	$7,814	$13,220
Net income per share	$0.83	$1.40
As restated:
Net income	$7,818	$13,076
Net income per share	$0.83	$1.38

December 31,
2003
(Dollars in thousands)
As originally reported:
Deferred policy acquisition costs	$103,874
Shareholders’ equity	$259,247
As restated:
Deferred policy acquisition costs	$98,207
Shareholders' equity	$255,563

NOTE C — EARNINGS PER SHARE

Earnings per share amounts are based on the weighted average number of common shares outstanding during each of the respective periods.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(All dollar amounts are in thousands)

NOTE D — INVESTMENTS

At June 30, 2004 and 2003, marketable equity securities consist of common and nonredeemable preferred stock while fixed maturities consist of bonds, notes and redeemable preferred stock. Management considers all fixed maturities as available-for-sale. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred federal income taxes, reported as a separate component of Comprehensive (Loss) Income and Shareholders’ Equity.

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2004
Fixed Maturities:
Bonds:
U.S. treasuries and government agencies	$67,151	$654	$573	$67,232
Public utilities	153,680	7,049	1,702	159,027
U.S. banks, trusts and insurance companies	177,450	6,435	3,010	180,875
U.S. industrial and miscellaneous	546,705	23,625	4,159	566,171
Mortgage-backed	154,412	2,069	2,464	154,017
Asset-backed	8,023	225	202	8,046
Foreign	143,339	7,987	2,974	148,352

Total bonds	1,250,760	48,044	15,084	1,283,720
Redeemable preferred stock	7,016	55	0	7,071

Total fixed maturities	1,257,776	48,099	15,084	1,290,791

Equity Securities:
Common stock:
U.S. industrial and miscellaneous	529	0	85	444
Nonredeemable preferred stock:
Public utilities	1,864	54	0	1,918
U.S. banks, trusts and insurance companies	16,909	1,579	0	18,488
U.S. industrial and miscellaneous	17,119	1,484	159	18,444
Foreign	23,716	1,435	75	25,076

Total equity securities	60,137	4,552	319	64,370

Total fixed maturities and equity securities	$1,317,913	$52,651	$15,403	$1,355,161

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2003
Fixed Maturities:
Bonds:
U.S. treasuries and government agencies	$61,176	$1,543	$37	$62,682
Public utilities	141,154	10,377	528	151,003
U.S. banks, trusts and insurance companies	158,731	9,358	836	167,253
U.S. industrial and miscellaneous	547,363	41,077	776	587,664
Mortgage-backed	145,394	3,622	182	148,834
Asset-backed	5,032	330	0	5,362
Foreign	137,741	13,314	933	150,122

Total bonds	1,196,591	79,621	3,292	1,272,920
Redeemable preferred stock	7,016	391	0	7,407

Total fixed maturities	1,203,607	80,012	3,292	1,280,327

Equity Securities:
Nonredeemable preferred stock:
Public utilities	1,864	136	0	2,000
U.S. banks, trusts and insurance companies	13,909	1,921	0	15,830
U.S. industrial and miscellaneous	17,119	1,775	20	18,874
Foreign	23,716	2,528	0	26,244

Total equity securities	56,608	6,360	20	62,948

Total fixed maturities and equity securities	$1,260,215	$86,372	$3,312	$1,343,275

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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Fixed maturities:
Gross realized gains	$5,744	$2,258	$8,674	$9,263
Gross realized losses	(220)	(141)	(313)	(4,974)

Net realized gains	5,524	2,117	8,361	4,289

Equity securities:
Gross realized gains	32	29	43	29
Gross realized losses	0	(47)	0	(57)

Net realized gains (losses)	32	(18)	43	(28)

Net realized gains on investments	$5,556	$2,099	$8,404	$4,261

The gross unrealized losses at June 30, 2004 span the various investment categories of fixed maturities and equity securities. The gross unrealized losses are aged as follows:

			Estimated	Number
	Unrealized	Amortized	Fair	of
	Loss	Cost	Value	Holdings
Six months or less	($12,947)	$473,859	$460,912	167
Six to 12 months	(2,337)	31,685	29,348	14
12 to 18 months	(70)	1,412	1,342	1
Greater than 18 months	(49)	4,437	4,388	2

	($15,403)	$511,393	$495,990	184

No investments in an unrealized loss position at June 30, 2004 had a decline in market value that was considered by management to be other-than-temporary, thereby causing the investment to be impaired based on Company policy. There were no market conditions, industry characteristics or fundamental operating results of a specific issuer that suggested impairment of any of the listed investments. However, as interest rates rise, declines in value of the Company’s substantial fixed income portfolio could occur, which may require impairment charges to be made.

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower. Company policy requires collateral equal to 102% of the fair value of the loaned securities. The Company maintains full ownership rights to the securities loaned and continues to earn interest on them. In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest received on these short-term investments with the lending agent. Revenue received for the three months ended June 30, 2004 and 2003, related to this program totaled $26 and $27, respectively. For the six months ended June 30, 2004 and 2003, revenue received related to this program totaled $54 and $48, respectively.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

The Company had loaned securities with a market value of $43.0 million and $64.1 million and secured collateral of $43.8 million and $65.5 million at June 30, 2004 and December 31, 2003, respectively. The Company records the loaned securities on its Statements of Financial Position as part of its invested assets. The Company has incurred no losses on the loan program since the program’s inception.

Limited partnerships at June 30, 2004 include U.S. and foreign real estate and mezzanine debt investments. Real estate limited partnerships represent 92.5%, while mezzanine debt limited partnerships represent 7.5%, of the total carrying value at June 30, 2004. These partnerships are recorded at fair value using the equity method. The Company has not guaranteed any of the partnership liabilities.

The components of equity in earnings of limited partnerships as reported in the Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Mezzanine Debt	$15	$86	$35	($1)
Real Estate	697	34	832	401

	$712	$120	$867	$400

NOTE E — DEFERRED POLICY ACQUISITION COST ASSET

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

In accordance with FAS 97, the Company periodically evaluates certain assumptions in use to determine DAC and amortization related to its interest sensitive products. In the second quarter 2004 evaluation, the Company modified certain assumptions related to lapse, mortality, interest rates, surrender rates and other factors causing an unlocking as provided under accounting guidance. As a result of unlocking assumptions, DAC as of June 30, 2004 increased by $5.9 million and net income for the second quarter 2004 increased by $3.9 million.

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

				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
June 30, 2004	Life	Life	Annuities	Other	Account	Total
Total policy revenue, net of reinsurance	$10,313	$3,476	$1	$835	$0	$14,625
Total investment-related and other income	2,169	2,849	17,691	926	2,623	26,258

Total revenues	12,482	6,325	17,692	1,761	2,623	40,883
Less: Total benefits and expenses	9,571	(1,801)	12,795	451	0	21,016

Income before taxes	$2,911	$8,126	$4,897	$1,310	$2,623	$19,867

Six Months Ended
June 30, 2004
Total policy revenue, net of reinsurance	$19,957	$6,944	$1	$1,702	$0	$28,604
Total investment-related and other income	4,019	5,323	32,899	977	5,116	48,334

Total revenues	23,976	12,267	32,900	2,679	5,116	76,938
Less: Total benefits and expenses	19,866	1,002	24,806	940	0	46,614

Income before taxes	$4,110	$11,265	$8,094	$1,739	$5,116	$30,324

During the second quarter of 2004, the Company unlocked certain assumptions related to determination of DAC for its universal life and fixed annuities. As a result of unlocking these assumptions, DAC was increased and the amortization of DAC was decreased by $5.2 million and $0.7 million for universal life and fixed annuities for the second quarter of 2004, respectively.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE F — SEGMENT INFORMATION (Continued)

				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
June 30, 2003	Life	Life	Annuities	Other	Account	Total
(Restated)
Total policy revenue, net of reinsurance	$10,189	$3,340	$1	$804	$0	$14,334
Total investment-related and other income	1,978	2,541	15,893	42	1,825	22,279

Total revenues	12,167	5,881	15,894	846	1,825	36,613
Less: Total benefits and expenses	8,121	3,775	12,394	350	0	24,640

Income before taxes	$4,046	$2,106	$3,500	$496	$1,825	$11,973

Six Months Ended
June 30, 2003
(Restated)
Total policy revenue, net of reinsurance	$19,152	$6,619	$2	$1,649	$0	$27,422
Total investment-related and other income	3,870	4,927	30,739	84	3,863	43,483

Total revenues	23,022	11,546	30,741	1,733	3,863	70,905
Less: Total benefits and expenses	17,067	8,219	24,435	1,160	0	50,881

Income before taxes	$5,955	$3,327	$6,306	$573	$3,863	$20,024

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

Generally, the Company’s retention limit is $300 per life for individual coverage. For its two newest products, ERIE Flagship Term2 and ERIE Target Term, the Company has first dollar quota share treaties with several unaffiliated reinsurers. The Company reinsures 50% and 90% of the ERIE Flagship Term2 and Erie Target Term products, respectively, subject to the Company’s $300 retention limit. For its disability income product, the Company has a 50% quota share agreement with its reinsurer. As of June 30, 2004 and 2003, $10.6 billion and $8.2 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance business is with Generali USA Reassurance Company, which reinsures a portion of the Company’s life and accident and health business. At June 30, 2004, the amount of in-force life insurance ceded to Generali totaled approximately $6.1 billion.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE G — REINSURANCE (Continued)

The effect of ceded reinsurance in the Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
(Restated)	June 30		June 30
	2004	2003	2004	2003
Revenues:
Direct policy revenue	$19,651	$18,427	$37,674	$34,827
Policy revenue ceded	(5,026)	(4,093)	(9,070)	(7,405)

Net policy revenue	14,625	14,334	28,604	27,422
Net investment income	19,752	19,843	38,507	38,426
Net realized gains on investments	5,556	2,099	8,404	4,261
Equity in earnings of limited partnerships	712	120	867	400
Other income	238	217	556	396

Total revenues	$40,883	$36,613	$76,938	$70,905
Benefits and expenses:
Death benefits	$4,420	$3,511	$11,046	$8,718
Reinsurance recoveries	(941)	(750)	(2,663)	(2,116)

Net death benefits	3,479	2,761	8,383	6,602
Interest on deposits and other policyholder benefits	13,182	12,880	26,148	24,869
Increases in future life policy benefits	3,766	3,168	7,464	6,294
Reinsurance reserve credits	(1,982)	(1,659)	(3,433)	(2,997)

Net increases in future life policy benefits	1,784	1,509	4,031	3,297
Amortization of deferred policy acquisition costs	(3,592)	1,725	(3,365)	3,909
Commissions	2,945	2,827	5,108	5,721
Reinsurance commission allowance	(1,902)	(1,684)	(3,523)	(3,238)

Net commissions	1,043	1,143	1,585	2,483
General expenses, taxes, licenses and fees	5,120	4,622	9,832	9,721

Total benefits and expenses	$21,016	$24,640	$46,614	$50,881

Income before income taxes	$19,867	$11,973	$30,324	$20,024

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE H — NOTES PAYABLE TO ERIE INDEMNITY COMPANY

The Company has a $15,000 surplus note payable to Erie Indemnity Company (EIC). This note bears an annual interest rate of 6.45%. Interest on the surplus note is scheduled to be paid semi-annually, subject to prior approval of the Pennsylvania Insurance Commissioner. The note is payable on demand on or after December 31, 2005, subject to prior approval by the Pennsylvania Insurance Commissioner. The Company paid interest of $0.5 million on this note during the second quarter of 2004 and 2003.

During the third quarter of 2003, the Company issued a $25,000 surplus note to EIC in exchange for $25,000 in cash. This surplus note bears an annual interest rate of 6.70% and is scheduled to be paid semi-annually, subject to prior approval of the Pennsylvania Insurance Commissioner. The surplus note is payable on demand on or after December 31, 2018, subject to prior approval by the Pennsylvania Insurance Commissioner. The Company paid interest of $0.8 million on this note during the second quarter of 2004.

NOTE I — SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash provided by (used in) operating activities as presented in the Statements of Cash Flows is as follows:

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
		(Restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$19,765	$13,076
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred policy acquisition costs	(3,365)	3,909
Other amortization	528	318
Deferred federal income tax expense (benefit)	4,410	(971)
Realized gains on investments	(8,404)	(4,261)
Equity in earnings of limited partnerships	(867)	(400)
Decrease in premium and other receivables	176	769
Increase in accrued investment income	(369)	(1,610)
Policy acquisition costs deferred	(7,316)	(9,435)
Increase in other assets	(104)	0
Increase in reinsurance recoverables and reserve credits	(2,057)	(2,786)
Decrease (increase) in prepaid federal income taxes	767	(756)
Increase in future policy benefits and claims	6,834	6,194
Decrease in other policyholder funds	(4,946)	(3,671)
Decrease in reinsurance premium due	(548)	(519)
Increase (decrease) in accounts payable and due to affiliates	747	(710)

Net cash provided by (used in) operating activities	$5,251	($853)

NOTE J — COMMITMENTS

The Company has outstanding commitments to invest up to $3.7 million in real estate limited partnerships at June 30, 2004. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE K — STATUTORY INFORMATION

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

FINANCIAL OVERVIEW

Net income increased to $13.2 million, or $1.40 per share, in the second quarter of 2004, compared to $7.8 million, or $0.83 per share, for the second quarter of 2003. For the six months ended June 30, 2004, net income increased to $19.8 million, or $2.09 per share, compared to $13.1 million, or $1.38 per share for the same period in 2003. Increases in investment related earnings combined with the unlocking of deferred policy acquisition costs resulted in the large increase in earnings.

REVENUES

Analysis of Policy Revenue

Total net policy revenue increased to $14.6 million in the second quarter of 2004 from $14.3 million during the same period in 2003. Although total net premiums are up in 2004, sales of new traditional policies declined in the second quarter of 2004 when compared to the same period in 2003. Direct new premiums on traditional life insurance policies decreased 4.0% to $2.5 million for the quarter ended June 30, 2004, from $2.6 million for the quarter ended June 30, 2003. In 2003, management of the Erie Insurance Group enhanced its focus on property/casualty underwriting profitability. As the Company’s independent agents focus on underwriting profitability, new property and casualty production and traditional life policy production have declined. In addition, effective December 16, 2003, the Company restructured its bonus program. Changes in the bonus program may be affecting the growth in sales of life and annuity products by ERIE agencies. Total net policy revenue increased $1.2 million, or 4.3%, to $28.6 million for the six months ended June 30, 2004.

Analysis of Investment-related Income

Net investment income decreased $0.1 million to $19.8 million in the second quarter of 2004 when compared to the same period in 2003. The slight decrease in net investment income for the second quarter of 2004 compared to the same period in 2003 is due in part to lower yielding fixed income securities.

Net realized capital gains on investments were $5.6 million in the second quarter of 2004, compared to net realized capital gains of $2.1 million in the second quarter of 2003. Included in the second quarter of 2004 was a gain of $1.4 million from the maturity of a bond that had been recognized as impaired in 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

The Company’s performance of its fixed maturities and preferred stock compared to market indices is presented below:

Two year period ended
June 30, 2004
(Pre-tax annualized returns) (1)
Erie Family Life Insurance Company indices:
Fixed maturities	8.07%
Preferred stock	10.69
Other indices:
Lehman Brothers U.S. Aggregate	5.24%

     (1) Includes income, realized and unrealized gains and losses.

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies increased $0.7 million or 26.0% in the second quarter of 2004 to $3.5 million. For the six months ended June 30, 2004, net death benefits on life insurance policies increased $1.8 million, or 27.0%, to $8.4 million, from $6.6 million during the same period in 2003. Net life insurance inforce has grown from $16.9 billion at June 30, 2003 to $17.8 billion at June 30, 2004, an increase of 5.3%. In addition, random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to the small number of claims. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased $0.5 million, or 3.7%, to $12.9 million in the second quarter of 2004 from $12.4 million in the second quarter of 2003. This increase can be attributed to the growth of annuities on deposit. At June 30, 2004, the balance of annuity deposits totaled $962.9 million, compared to $902.1 million at June 30, 2003, an increase of 6.7%. The Company has lowered its credited interest rates during the last two years to reflect current market conditions. Interest was credited on annuity and universal life deposits in 2004 and 2003 at the following rates:

	Annuity	Universal Life
	Deposits	Deposits
January 1, 2003 – February 24, 2003	4.00%- 4.80%	5.25% - 6.00%
February 25, 2003 – March 10, 2003	3.75 - 4.70	5.25 - 6.00
March 11, 2003 – May 14, 2003	3.75 - 4.70	5.00 - 5.75
May 15, 2003 – June 1, 2003	3.50 - 4.70	5.00 - 5.75
June 2, 2003 – July 9, 2003	3.50 - 4.70	4.75 - 5.50
July 10, 2003 – June 30, 2004	3.00 - 4.70	4.25 - 5.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

Amortization of deferred policy acquisition costs (DAC) was a negative $3.6 million in the second quarter of 2004 compared to amortization of $1.7 million for the same period in 2003. In accordance with FAS 97, the Company periodically evaluates certain assumptions in use to determine DAC and related amortization related to its interest sensitive products. During the second quarter 2004, the Company modified certain assumptions concerning lapse, mortality, interest rates, surrender rates and other factors. As a result of unlocking these assumptions, DAC was increased and the amortization of DAC was decreased by $5.9 million during the second quarter of 2004.

Analysis of Other Expenses

Direct commissions to independent agents include new and renewal commissions, production bonuses and promotional incentives. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, are deferrable as DAC. Most first-year and incentive commissions and some second-year commissions qualify for deferral as DAC. For the second quarter of 2004, net commission expense decreased $0.1 million to $1.0 million, compared to $1.1 million for the second quarter of 2003. This decrease is primarily attributable to the decline in annuity sales. Annuity premiums for the quarter ended June 30, 2004 were $15.2 million, compared to $36.1 million for the same period in 2003. Commissions and bonuses on these premiums, net of DAC, were $0.2 million and $0.7 million for the periods ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, commission expense decreased $0.9 million to $1.6 million, which is attributable to the reduction in annuity sales.

General expenses, net of DAC, increased $0.2 million, or 4.6%, to $4.1 million for the second quarter of 2004, compared to $3.9 million for the same period in 2003. General expenses include wages and salaries, employee benefits, data processing expenses, professional fees, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company related to the acquisition and underwriting of new policies are deferred as DAC. Such expenses include medical inspection and exam fees related to new business production, and wages, salaries and employee benefits of underwriting personnel. The increase in general expenses includes professional consulting fees related to the strengthening of controls and increases in allocated information technology costs of Company projects.

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

The Company’s invested assets are sufficiently liquid to meet commitments to its policyholders. At June 30, 2004, the Company’s investment portfolio consisting of cash, investment grade bonds and investment grade preferred stock, totaled more than $1.3 billion, or 82.6% of total assets. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company’s major sources of cash from operations are life insurance premiums and investment income. Major cash outflows from operations are for benefits to policyholders and commissions to agents. The net positive cash flow from operations is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the three months ended June 30, 2004 was $5.3 million. The Company’s liquidity position remains strong. Investments and cash and cash equivalents totaled $1.5 billion at June 30, 2004.

Annuity and universal life deposits, which do not appear as revenue on the Statement of Operations, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions. This method of accounting records deposits as a liability rather than as revenue. Annuity and universal life deposits were $24.8 million in the second quarter of 2004 and $45.5 million in the second quarter of 2003. The Company’s ability to attract deposits depends in large part on the relative attractiveness of its products compared to other investment alternatives. Annuity deposits began to slow during the second half of 2003 as the Company lowered its credited interest rates and the equity market improved.

All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. Also available as a source of funds to the Company is a $10.0 million committed line of credit and letter agreement with PNC Bank, N.A. The Company may use extensions of credit from the bank to fund working capital needs of the Company and for other general corporate purposes. At June 30, 2004 and December 31, 2003, securities held as collateral on the committed line of credit totaled $14.6 million and $15.1 million, respectively. At June 30, 2004 and December 31, 2003, there were no borrowings on this line of credit.

For a complete discussion of the fixed contractual obligations see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the amended Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on August 20, 2004.

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

Annuity contracts issued between February 25, 2003 and July 9, 2003 have a guaranteed interest rate of 3.0%. Contract forms issued before February 2003 have a stepped-down guaranteed interest rate structure. The guaranteed interest rates and approximate current deposit liabilities for deferred annuity products with credited interest rates subject to change by the Company are as follows:

	Initial	Current
Policy	Guaranteed	Guaranteed	Deposit
Years	Interest Rate	Interest Rate	Liabilities
			(in thousands)
1-5	4.5%	4.5%	$263,156
6-10	4.5	4.0	112,689
Over 10	4.5	3.5	171,526
All Years	3.0	3.0	32,089
All Years	1.5	1.5	20,677

The Company has some ability to restrict new deposits on its universal life and annuity policy contracts. New deposits can be limited under the terms of the Company’s universal life and annuity contracts as follows:

•	Universal life products provide for planned premium amounts. Additional unplanned premium payments may be made at any time during the insured’s lifetime and before the end of the payment period. The amounts of such payments must be acceptable to the Company and be within IRS guidelines. Policies in force at June 30, 2004 have an annualized planned premium of $30.4 million.

•	Flexible premium deferred annuity (FPDA) contracts allow the Company to limit deposits to a maximum of $25,000 per year. The Company began limiting deposits to the contractual maximum effective July 10, 2003 on products with interest rate guarantees exceeding 3.0% to insure that overall product interest spreads are maintained. Currently, there are 23,833 FPDA contracts in force, of which 20,206 have guarantees in excess of 3.0%. No additional payments are permitted on single premium deferred annuity contracts.

During the second quarter of 2004, the average rate credited on flexible premium deferred annuity and universal life account values was 4.1% and 4.6%, respectively. The current coupon yield on fixed maturities matched against universal life and annuity products at June 30, 2004, is 5.9%.

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

Subsequent to the Original Filing and pursuant to the plan, the Company completed its evaluation of DAC accounting issues and identified adjustments to its previously issued financial statements that required restatement (the “Restatement”). For additional discussion of the Restatement, see the Company’s Form 10-K/A filed August 20, 2004.

The Company has made substantive progress in correcting the material weakness through the date of the filing of this Form 10-Q. An independent consulting actuary engaged by the Company is providing oversight over the team of internal actuarial and accounting personnel implementing the plan, and providing direction and guidance in evaluating past practices and in implementing procedures and controls regarding actuarial functions.

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

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In making the evaluation described above, the Company considered matters relating to the Restatement including the above described control weakness.

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

On April 27, 2004, the Registrant held its Annual Meeting of Shareholders:

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

Reports on Form 8-K

On May 27, 2004, the Company filed a report on Form 8-K reporting under Item 5, the resignation, effective immediately, of Samuel P. Katz, President, Wynnefield Capital Advisors, Inc. from the Company’s Board of Directors for personal reasons. The Nominating and Governance Committee has initiated the process to determine whether to fill the vacated position prior to the 2005 Annual Shareholders’ Meeting or reduce the number of directors from 15 to 14.

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