Form 10-Q
period 2004-09-30
ERIE FAMILY LIFE INSURANCE CO
filed 2004-10-27
CIK 33416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on October 27, 2004.

Exhibit 31.1
Exhibit 31.2
Exhibit 32

INDEX

ERIE FAMILY LIFE INSURANCE COMPANY

     PART I. FINANCIAL INFORMATION

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30,	December 31,
	2004	2003
	(Unaudited)	(Restated)
ASSETS
INVESTMENTS
Fixed maturities at fair value (amortized cost of $1,273,788 and $1,203,607, respectively)	$1,344,264	$1,280,327
Equity securities at fair value (cost of $56,608 and $56,608, respectively)	63,176	62,948
Limited partnerships, under equity method (cost of $11,410 and $12,203, respectively)	11,390	12,241
Real estate mortgage loans	6,171	6,305
Real estate	1,065	1,127
Policy loans	10,448	9,951

Total investments	1,436,514	1,372,899
Cash and cash equivalents	80,182	91,667
Premiums receivable from policyholders	7,116	7,344
Reinsurance recoverable	1,250	2,960
Other receivables	368	137
Accrued investment income	18,620	15,088
Deferred policy acquisition costs	108,287	98,207
Reserve credit for reinsurance ceded	26,150	20,758
Prepaid federal income taxes	859	1,983
Other assets	6,556	18,520

Total assets	$1,685,902	$1,629,563

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30,	December 31,
	2004	2003
	(Unaudited)	(Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Policy Liabilities and Accruals:
Future policy benefits	$119,495	$108,089
Policy and contract claims	3,762	3,653
Annuity deposits	972,475	932,553
Universal life deposits	160,222	150,421
Supplementary contracts not including life contingencies	684	579
Other policyholder funds	6,960	9,856
Deferred income taxes	47,954	46,813
Reinsurance premium due	1,263	1,875
Securities lending collateral	33,104	65,495
Accounts payable and accrued expenses	27,064	9,239
Notes payable to Erie Indemnity Company	40,000	40,000
Due to affiliates	2,197	3,442
Dividends payable	4,158	1,985

Total liabilities	1,419,338	1,374,000

SHAREHOLDERS’ EQUITY
Common stock, $.40 par value per share; authorized 15,000,000 shares; 9,450,000 shares issued and outstanding	3,780	3,780
Additional paid-in capital	630	630
Accumulated other comprehensive income	39,158	44,603
Retained earnings	222,996	206,550

Total shareholders’ equity	266,564	255,563

Total liabilities and shareholders’ equity	$1,685,902	$1,629,563

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(Restated)		(Restated)
	(Dollars in thousands, except per share data)
Revenues
Net Policy Revenue:
Life Premiums	$13,458	$12,757	$40,359	$38,528
Group Life and Other Premiums	819	841	2,522	2,492

Total Net Policy Revenue	14,277	13,598	42,881	41,020
Net Investment Income	18,992	18,932	57,499	57,358
Net Realized Gains on Investments	1,103	4,908	9,507	9,170
Equity in Earnings of Limited Partnerships	203	1,394	1,070	1,794
Other Income	203	264	759	659

Total Revenues	34,778	39,096	111,716	110,001

BENEFITS AND EXPENSES
Death Benefits	5,096	4,456	13,479	11,058
Interest on Annuity Deposits	11,076	10,957	33,121	31,496
Interest on Universal Life Deposits	1,775	1,658	5,262	5,263
Surrender and Other Benefits	306	236	921	960
Increase in Future Life Policy Benefits	1,982	1,858	6,014	5,155
Amortization of Deferred Policy Acquisition Costs	1,942	1,861	(1,423)	5,770
Commissions	15	287	1,601	2,771
General Expenses	4,171	2,273	12,146	10,610
Taxes, Licenses and Fees	798	693	2,655	2,077

Total Benefits and Expenses	27,161	24,279	73,776	75,160

Income Before Income Taxes	7,617	14,817	37,940	34,841

Provision for Federal Income Tax (Benefit):
Current	2,957	3,207	9,106	11,126
Deferred	(339)	1,933	4,073	962

Total Provision for Federal Income Tax	2,618	5,140	13,179	12,088

Net Income	$4,999	$9,677	$24,761	$22,753

Net Income Per Share	$0.53	$1.02	$2.62	$2.41

Dividends Declared Per Share	$0.44	$0.21	$0.88	$0.84

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(Restated)		(Restated)
	(Dollars in thousands)
Net Income	$4,999	$9,677	$24,761	$22,753

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of offsets to shadow deferred acquisition costs	32,572	(16,731)	1,131	37,935
Less: gains included in net income	(1,103)	(4,908)	(9,507)	(9,170)

Net unrealized holding gains (losses) arising during period, net of offsets to shadow deferred acquisition costs	31,469	(21,639)	(8,376)	28,765

Income tax (expense) benefit related to unrealized gains (losses)	(11,014)	7,583	2,932	(10,068)
Unrealized appreciation (deprecation) of investments, net of tax	20,455	(14,056)	(5,444)	18,697

Comprehensive Income (Loss)	$25,454	$(4,379)	$19,317	$41,450

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
	(Dollars in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Premiums collected	$39,359	$36,584
Net investment income received	57,217	54,258
Other income	759	657
Benefits to policyholders	(51,818)	(48,640)
Commissions paid to agents	(4,401)	(11,551)
Salaries and wages paid	(9,212)	(8,241)
General operating expenses paid	(12,164)	(10,499)
Taxes, licenses and fees paid	(2,396)	(2,190)
Income taxes paid	(7,982)	(9,078)

Net cash provided by operating activities	9,362	1,300

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investments:
Fixed maturities	(198,238)	(447,776)
Equity securities	(3,529)	(10,774)
Limited partnerships	(963)	(1,910)
Sales/maturities of investments:
Sales of fixed maturities	139,824	200,487
Calls/maturities of fixed maturities	24,773	80,031
Equity securities	3,492	20,468
Limited partnerships	2,864	6,846
(Decrease) increase in collateral from securities lending	(32,391)	28,389
Net mortgage loans	134	391
Net policy loans	(497)	(510)

Net cash used in investing activities	(64,531)	(124,358)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Annuity and supplementary contract deposits and interest	92,615	158,912
Annuity and supplementary contract surrenders and withdrawals	(52,589)	(40,330)
Universal life deposits and interest	14,761	15,448
Universal life surrenders	(4,960)	(3,836)
Proceeds from issue of note payable	0	25,000
Dividends paid to shareholders	(6,143)	(5,954)

Net cash provided by financing activities	43,684	149,240

Net (decrease) increase in cash and cash equivalents	(11,485)	26,182
Cash and cash equivalents at beginning of period	91,667	97,022

Cash and cash equivalents at end of period	$80,182	$123,204

See Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(All dollar amounts are in thousands)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on August 20, 2004.

NOTE B — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the second quarter of 2004, the Company completed a comprehensive analysis of its deferred policy acquisition cost (DAC) asset in response to a material weakness in internal control. The analysis indicated that amounts previously reported as deferred acquisition costs and related amortization were incorrectly calculated. Accordingly, the Company has restated its’ previously issued financial statements. The impact of the restatement to net income and net income per share for the three and nine months ended September 30, 2003, and deferred policy acquisition costs and shareholders’ equity as of December 31, 2003 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
	(Dollars in thousands, except per share data)
As originally reported:
Net income	$9,984	$23,204
Net income per share	$1.05	$2.45
As restated:
Net income	$9,677	$22,753
Net income per share	$1.02	$2.41

December 31,
2003
(Dollars in thousands)
As originally reported:
Deferred policy acquisition costs	$103,874
Shareholders’ equity	$259,247
As restated:
Deferred policy acquisition costs	$98,207
Shareholders’ equity	$255,563

NOTE C — EARNINGS PER SHARE

Earnings per share amounts are based on the weighted average number of common shares outstanding during each of the respective periods.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(All dollar amounts are in thousands)

NOTE D — INVESTMENTS

At September 30, 2004 and December 31, 2003, marketable equity securities consist of nonredeemable preferred stock while fixed maturities consist of bonds, notes and redeemable preferred stock. Management classifies all fixed maturities as available-for-sale. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred federal income taxes, reported as a separate component of Comprehensive Income (Loss) and Shareholders’ Equity.

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2004
Fixed Maturities:
Bonds:
U.S. treasuries and government agencies	$65,139	$1,189	$18	$66,310
Public utilities	151,477	11,314	279	162,512
U.S. banks, trusts and insurance companies	186,213	10,279	523	195,969
U.S. industrial and miscellaneous	557,922	35,857	1,200	592,579
Mortgage-backed	152,819	3,904	507	156,216
Asset-backed	10,945	404	79	11,270
Foreign	142,257	11,284	1,251	152,290

Total bonds	1,266,772	74,231	3,857	1,337,146
Redeemable preferred stock	7,016	102	0	7,118

Total fixed maturities	1,273,788	74,333	3,857	1,344,264

Equity Securities:
Nonredeemable preferred stock:
Public utilities	1,864	102	0	1,966
U.S. banks, trusts and insurance companies	16,909	1,916	0	18,825
U.S. industrial and miscellaneous	17,119	1,865	17	18,967
Foreign	20,716	2,702	0	23,418

Total equity securities	56,608	6,585	17	63,176

Total fixed maturities and equity securities	$1,330,396	$80,918	$3,874	$1,407,440

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2003
Fixed Maturities:
Bonds:
U.S. treasuries and government agencies	$61,176	$1,543	$37	$62,682
Public utilities	141,154	10,377	528	151,003
U.S. banks, trusts and insurance companies	158,731	9,358	836	167,253
U.S. industrial and miscellaneous	547,363	41,077	776	587,664
Mortgage-backed	145,394	3,622	182	148,834
Asset-backed	5,032	330	0	5,362
Foreign	137,741	13,314	933	150,122

Total bonds	1,196,591	79,621	3,292	1,272,920
Redeemable preferred stock	7,016	391	0	7,407

Total fixed maturities	1,203,607	80,012	3,292	1,280,327

Equity Securities:
Nonredeemable preferred stock:
Public utilities	1,864	136	0	2,000
U.S. banks, trusts and insurance companies	13,909	1,921	0	15,830
U.S. industrial and miscellaneous	17,119	1,775	20	18,874
Foreign	23,716	2,528	0	26,244

Total equity securities	56,608	6,360	20	62,948

Total fixed maturities and equity securities	$1,260,215	$86,372	$3,312	$1,343,275

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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

The components of net realized gains on investments as reported in the Statements of Operations are included below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Fixed maturities:
Gross realized gains	$1,186	$6,224	$9,860	$15,294
Gross realized losses	(45)	(1,140)	(358)	(5,999)

Net realized gains	1,141	5,084	9,502	9,295

Equity securities:
Gross realized gains	5	106	102	330
Gross realized losses	(43)	(282)	(97)	(455)

Net realized (losses) gains	(38)	(176)	5	(125)

Net realized gains on investments	$1,103	$4,908	$9,507	$9,170

The gross unrealized losses at September 30, 2004 span the various investment categories of fixed maturities and equity securities. The gross unrealized losses are aged as follows:

			Estimated	Number
	Unrealized	Amortized	Fair	of
	Loss	Cost	Value	Holdings
Six months or less	$(2,495)	$156,449	$153,954	54
Six to 12 months	(375)	8,803	8,428	3
12 to 18 months	(984)	32,177	31,193	15
Greater than 18 months	(20)	4,158	4,138	2

	$(3,874)	$201,587	$197,713	74

No investments in an unrealized loss position at September 30, 2004 had a decline in market value that was considered by management to be other-than-temporary, thereby causing the investment to be impaired based on Company policy. There were no market conditions, industry characteristics or fundamental operating results of a specific issuer that suggested impairment of any of the listed investments. However, as interest rates rise, declines in value of the Company’s substantial fixed income portfolio could occur, which may require impairment charges to be recorded, depending on evolving accounting guidance in this area.

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower. Company policy requires collateral equal to 102% of the fair value of the loaned securities. The Company maintains full ownership rights to the securities loaned and continues to earn interest on them. In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest received on these short-term investments with the lending agent. Revenue received for the three months ended September 30, 2004 and 2003, related to this program totaled $18 and $28, respectively. For the nine months ended September 30, 2004 and 2003, revenue received related to this program totaled $72 and $76, respectively.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

The Company had loaned securities with a market value of $32,170 and $64,082 and secured collateral of $33,104 and $65,495 at September 30, 2004 and December 31, 2003, respectively. The Company records the loaned securities on its Statements of Financial Position as part of its invested assets. The Company has incurred no losses on the loan program since the program’s inception.

Limited partnerships at September 30, 2004 include U.S. and foreign real estate and mezzanine debt investments. Real estate limited partnerships represent 91.9%, while mezzanine debt limited partnerships represent 8.1%, of the total carrying value at September 30, 2004. These partnerships are recorded at fair value using the equity method. The Company has not guaranteed any of the partnership liabilities.

The components of equity in earnings of limited partnerships as reported in the Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Mezzanine Debt	$43	$53	$77	$52
Real Estate	160	1,341	993	1,742

	$203	$1,394	$1,070	$1,794

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

				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
September 30, 2004	Life	Life	Annuities	Other	Account	Total
Total policy revenue, net of reinsurance	$9,983	$3,475	$0	$819	$0	$14,277
Total investment-related and other income	1,737	2,294	14,082	48	2,340	20,501

Total revenues	11,720	5,769	14,082	867	2,340	34,778
Less: Total benefits and expenses	10,122	3,768	12,250	1,021	0	27,161

Income (loss) before taxes	$1,598	$2,001	$1,832	$(154)	$2,340	$7,617

Nine Months Ended
September 30, 2004
Total policy revenue, net of reinsurance	$29,940	$10,419	$1	$2,521	$0	$42,881
Total investment-related and other income	5,756	7,617	46,981	158	8,323	68,835

Total revenues	35,696	18,036	46,982	2,679	8,323	111,716
Less: Total benefits and expenses	29,989	4,770	37,056	1,961	0	73,776

Income before taxes	$5,707	$13,266	$9,926	$718	$8,323	$37,940

During the second quarter of 2004, the Company unlocked certain assumptions related to determination of DAC for its universal life and fixed annuities. As a result of unlocking these assumptions in 2004, DAC was increased and the amortization of DAC was decreased by $5.2 million and $0.7 million for universal life and fixed annuities, respectively.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE F — SEGMENT INFORMATION (Continued)

				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
September 30, 2003	Life	Life	Annuities	Other	Account	Total
(Restated)
Total policy revenue, net of reinsurance	$9,414	$3,343	$3	$838	$0	$13,598
Total investment-related and other income	2,068	2,711	16,539	42	4,138	25,498

Total revenues	11,482	6,054	16,542	880	4,138	39,096
Less: Total benefits and expenses	7,942	2,788	12,504	1,045	0	24,279

Income (loss) before taxes	$3,540	$3,266	$4,038	$(165)	$4,138	$14,817

Nine Months Ended
September 30, 2003
(Restated)
Total policy revenue, net of reinsurance	$28,566	$9,962	$5	$2,487	$0	$41,020
Total investment-related and other income	5,938	7,638	47,278	126	8,001	68,981

Total revenues	34,504	17,600	47,283	2,613	8,001	110,001

Less: Total benefits and expenses	25,009	11,008	36,938	2,205	0	75,160

Income before taxes	$9,495	$6,592	$10,345	$408	$8,001	$34,841

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

Generally, the Company’s retention limit is $300 per life for individual coverage. For its two newest products, ERIE Flagship Term2 and ERIE Target Term, the Company has first dollar quota share treaties with several unaffiliated reinsurers. The Company reinsures 50% and 90% of the ERIE Flagship Term2 and Erie Target Term products, respectively, subject to the Company’s $300 retention limit. For its disability income product, the Company has a 50% quota share agreement with its reinsurer. As of September 30, 2004 and 2003, $11.2 billion and $8.7 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance business is with Generali USA Reassurance Company, which reinsures a portion of the Company’s life and accident and health business. At September 30, 2004, the amount of in-force life insurance ceded to Generali totaled approximately $6.3 billion.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE G — REINSURANCE (Continued)

The effect of ceded reinsurance in the Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenues:
Direct policy revenue	$19,498	$17,589	$57,172	$52,416
Policy revenue ceded	(5,221)	(3,991)	(14,291)	(11,396)

Net policy revenue	14,277	13,598	42,881	41,020
Net investment income	18,992	18,932	57,499	57,358
Net realized gains on investments	1,103	4,908	9,507	9,170
Equity in earnings of limited partnerships	203	1,394	1,070	1,794
Other income	203	264	759	659

Total revenues	$34,778	$39,096	$111,716	$110,001

Benefits and expenses:
Death benefits	$6,790	$5,419	$17,836	$14,137
Reinsurance recoveries	(1,694)	(963)	(4,357)	(3,079)

Net death benefits	5,096	4,456	13,479	11,058
Interest on deposits and other policyholder benefits	13,157	12,851	39,304	37,719
Increases in future life policy benefits	3,941	3,365	11,406	9,659
Reinsurance reserve credits	(1,959)	(1,507)	(5,392)	(4,504)

Net increases in future life policy benefits	1,982	1,858	6,014	5,155
Amortization of deferred policy acquisition costs	1,942	1,861	(1,423)	5,770
Commissions	2,126	2,153	7,234	7,875
Reinsurance commission allowance	(2,111)	(1,866)	(5,633)	(5,104)

Net commissions	15	287	1,601	2,771
General expenses, taxes, licenses and fees	4,969	2,966	14,801	12,687

Total benefits and expenses	$27,161	$24,279	$73,776	$75,160

Income before income taxes	$7,617	$14,817	$37,940	$34,841

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE H — NOTES PAYABLE TO ERIE INDEMNITY COMPANY

The Company has a $15,000 surplus note payable to Erie Indemnity Company (EIC). This note bears an annual interest rate of 6.45%. Interest on the surplus note is scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner. The note is payable on demand on or after December 31, 2005, subject to prior approval by the Pennsylvania Insurance Commissioner. The Company accrued interest of $0.2 million on this note during the third quarter of 2004 and 2003.

During the third quarter of 2003, the Company issued a $25,000 surplus note to EIC in exchange for $25,000 in cash. This surplus note bears an annual interest rate of 6.70% and is scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner. The surplus note is payable on demand on or after December 31, 2018, subject to prior approval by the Pennsylvania Insurance Commissioner. The Company accrued interest of $0.4 million and $0.2 million on this note during the third quarter of 2004 and 2003, respectively.

NOTE I — SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
		(Restated)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$24,761	$22,753
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	(1,423)	5,770
Other amortization	764	535
Deferred federal income tax expense	4,073	962
Realized gains on investments	(9,507)	(9,170)
Equity in earnings of limited partnerships	(1,070)	(1,794)
(Increase) decrease in premium and other receivables	(3)	777
Increase in accrued investment income	(3,532)	(5,053)
Policy acquisition costs deferred	(10,960)	(14,607)
Increase in other assets	(101)	0
Increase in reinsurance recoverables and reserve credits	(3,682)	(3,501)
Decrease in prepaid federal income taxes	1,124	2,047
Increase in future policy benefits and claims	11,514	9,571
Decrease in other policyholder funds	(2,896)	(4,382)
Decrease in reinsurance premium due	(612)	(796)
Increase (decrease) in accounts payable and due to affiliates	912	(1,812)

Net cash provided by operating activities	$9,362	$1,300

NOTE J — COMMITMENTS

The Company has outstanding commitments to invest up to $3.6 million in real estate limited partnerships at September 30, 2004. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial information and related notes found on pages 3 through 17, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on August 20, 2004. As further described in Note B, the Company restated its financial statements for periods prior to thee second quarter 2004.

FINANCIAL OVERVIEW

Net income decreased to $5.0 million, or $0.53 per share, in the third quarter of 2004, compared to $9.7 million, or $1.02 per share, for the third quarter of 2003. This decrease was partially the result of a decrease in net realized capital gains to $1.1 million in the third quarter of 2004 from net realized capital gains of $4.9 million recorded during the same period in 2003. For the nine months ended September 30, 2004, net income increased to $24.8 million, or $2.62 per share, compared to $22.8 million, or $2.41 per share for the same period in 2003. The increase in year to date net income resulted from increased net policy revenue and the unlocking of DAC which was partially offset by increases in life insurance benefits, interest on annuity deposits and general operating expenses.

REVENUES

Analysis of Policy Revenue

Total net policy revenue increased 5.0%, to $14.3 million in the third quarter of 2004 from $13.6 million during the same period in 2003. Although total net premiums are up in 2004, sales of new traditional policies declined in the third quarter of 2004 when compared to the same period in 2003. Direct new premiums on traditional life insurance policies decreased 4.5% to $2.5 million for the quarter ended September 30, 2004, from $2.6 million for the quarter ended September 30, 2003. In 2003, management of the Erie Insurance Group enhanced its focus on property/casualty underwriting profitability. As the Company’s independent agents focus more heavily on underwriting profitability, new property and casualty production and traditional life policy production have declined. Total net policy revenue increased $1.9 million, or 4.5%, to $42.9 million for the nine months ended September 30, 2004.

Analysis of Investment-related Income

Net investment income increased $0.1 million to $19.0 million in the third quarter of 2004 when compared to the same period in 2003. The slight increase in net investment income for the third quarter of 2004 compared to the same period in 2003 is due in part to a moderate increase in the size of the investment portfolio and relatively unchanged yields.

Net realized capital gains on investments were $1.1 million in the third quarter of 2004, compared to net realized capital gains of $4.9 million in the third quarter of 2003. This $3.8 million decrease is due to gains generated on the sale of fixed income securities in the third quarter of 2003 in light of favorable market conditions.

Equity in earnings of limited partnerships was $0.2 million in the third quarter of 2004 compared to $1.4 million in the third quarter of 2003. This decrease is due to gains of $1.0 million in the third quarter of 2003 which were the result of the liquidation of a real estate limited partnership.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

The Company’s performance of its fixed maturities and preferred stock compared to market indices is presented below:

Two year period ended
September 30, 2004
(Pre-tax annualized returns) (1)
Erie Family Life Insurance Company indices:
Fixed maturities	8.09%
Preferred stock	10.96
Other indices:
Lehman Brothers U.S. Aggregate	4.54%

     (1) Includes income, realized and unrealized gains and losses.

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies increased 14.4% in the third quarter of 2004 to $5.1 million. For the nine months ended September 30, 2004, net death benefits on life insurance policies increased $2.4 million, or 21.9%, to $13.5 million, from $11.1 million during the same period in 2003. As the Company’s life insurance inforce continues to grow, death benefits can be expected to increase. Net life insurance inforce has grown from $16.5 billion at September 30, 2003 to $17.1 billion at September 30, 2004, an increase of 3.8%.

Interest expense incurred on deposits increased 1.9%, to $12.9 million in the third quarter of 2004 from $12.6 million in the third quarter of 2003. For the nine months ended September 30, 2004, interest expense incurred on deposits increased 4.4%, to $38.4 million, from $36.8 million for the same period in 2003. This increase can be attributed to the growth of annuities on deposit partially offset by lower crediting rates. At September 30, 2004, the balance of annuity deposits totaled $972.5 million, compared to $922.3 million at September 30, 2003, an increase of 5.4%. Interest was credited on annuity and universal life deposits in 2004 and 2003 at the following rates:

	Annuity	Universal Life
	Deposits	Deposits
January 1, 2003 – February 24, 2003	4.00% - 4.80%	5.25% - 6.00%
February 25, 2003 – March 10, 2003	3.75 - 4.70	5.25 - 6.00
March 11, 2003 – May 14, 2003	3.75 - 4.70	5.00 - 5.75
May 15, 2003 – June 1, 2003	3.50 - 4.70	5.00 - 5.75
June 2, 2003 – July 9, 2003	3.50 - 4.70	4.75 - 5.50
July 10, 2003 – July 31, 2004	3.00 - 4.70	4.25 - 5.00
August 1, 2004 – September 30, 2004	3.50 - 4.70	4.25 - 5.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

Amortization of deferred policy acquisition costs increased 4.3% to $1.9 million in the third quarter of 2004 when compared to the same period in 2003. For the nine months ended September 30, 2004, negative amortization of DAC was $1.4 million compared to amortization of $5.8 million for the comparable period in 2003. In accordance with FAS 97, the Company periodically evaluates certain assumptions in use to determine DAC and related amortization related to its interest sensitive products. During the second quarter 2004, the Company unlocked certain assumptions concerning lapse, mortality, interest rates, surrender rates and other factors on its interest sensitive products. As a result of unlocking these assumptions, the DAC asset was increased and the amortization of DAC was decreased by $5.9 million in the second quarter of 2004 and $1.7 million in the first quarter of 2004.

Analysis of Other Expenses

Direct commissions to independent agents include new and renewal commissions, production bonuses and promotional incentives. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, are deferrable as DAC. Most first-year and incentive commissions and some renewal commissions qualify for deferral as DAC. For the third quarter of 2004, the commission expense totaled less than $0.1 million, compared to $0.3 million for the third quarter of 2003. During the third quarter of 2004 an adjustment of $0.3 was made to adjust the over accrual of bonuses incurred during the second quarter of 2004. For the nine months ended September 30, 2004, commission expense decreased $1.2 million to $1.6 million. This decrease is primarily attributable to the decline in annuity sales. This decrease in annuity sales is also reflected in the Statements of Cash Flows, where commissions paid to agents decreased $7.2 million in 2004 when compared to 2003. Annuity premiums for the period ended September 30, 2004 were $41.4 million, compared to $107.8 million for the same period in 2003. Commissions and bonuses on these premiums, net of DAC, were $0.6 million and $2.1 million for the periods ended September 30, 2004 and 2003, respectively.

General expenses, net of DAC, increased $1.9 million, to $4.2 million for the third quarter of 2004, compared to $2.3 million for the same period in 2003. General expenses include wages and salaries, employee benefits, data processing expenses, professional fees, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company related to the acquisition and underwriting of new policies are deferred as DAC. Such expenses include medical inspection and exam fees related to new business production and wages, salaries and employee benefits of underwriting personnel. The increase in general expenses includes professional consulting fees related to the strengthening of internal accounting controls, increases in information technology costs and costs associated with the implementation of a new traditional life product valuation system. Additionally, fewer general expenses were capitalized as DAC in the third quarter 2004. Approximately $1.2 million less in general expenses were capitalized in the third quarter 2004 compared to the third quarter 2003 as a result of the continued refinements of DAC accounting processes.

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

The Company’s invested assets are sufficiently liquid to meet commitments to its policyholders. At September 30, 2004, the Company’s investment portfolio consisting of cash, investment grade bonds and investment grade preferred stock, totaled more than $1.4 billion, or 83.4% of total assets. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds.

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

If the Company’s policy for determining the recognition of impaired positions were changed, the Company’s Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. Generally, insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company’s major sources of cash from operations are life insurance premiums and investment income. Major cash outflows from operations are for benefits to policyholders and commissions to agents. The net positive cash flow from operations is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the nine months ended September 30, 2004 was $9.4 million. The Company’s liquidity position remains strong as investments and cash and cash equivalents increased by $52.1 million during the first nine months of 2004 to $1.5 billion.

Annuity and universal life deposits, which do not appear as revenue on the Statement of Operations, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions. This method of accounting records deposits as a liability rather than as revenue. Annuity and universal life deposits were $18.4 million in the third quarter of 2004 and $26.6 million in the third quarter of 2003. The Company’s ability to attract deposits depends in large part on the relative attractiveness of its products compared to other investment alternatives. Annuity deposits began to slow during the second half of 2003 as the Company lowered its credited interest rates and the equity market improved.

All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. Also available as a source of funds to the Company is a $10.0 million committed line of credit and letter agreement with PNC Bank, N.A. The Company may use extensions of credit from the bank to fund working capital needs of the Company and for other general corporate purposes. At September 30, 2004 and December 31, 2003, securities held as collateral on the committed line of credit totaled $14.6 million and $15.1 million, respectively. At September 30, 2004 and December 31, 2003, there were no borrowings on this line of credit.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS

Products with Interest Rate Guarantees

The Company’s annuity and universal life contracts contain provisions that guarantee interest rates will not decrease below certain levels. If the interest rates on fixed income securities decline further, the interest earned on the Company’s investments portfolio may be insufficient to produce target profit margins or, in extreme situations, could produce negative profit margins on annuity and universal life deposits.

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

Annuity contracts issued between February 25, 2003 and July 9, 2003 have a guaranteed interest rate of 3.0%. Contract forms issued before February 2003 have a stepped-down guaranteed interest rate structure. The guaranteed interest rates and approximate current deposit liabilities for deferred annuity products with credited interest rates subject to change by the Company are as follows:

	Initial	Current
Policy	Guaranteed	Guaranteed	Deposit
Years	Interest Rate	Interest Rate	Liabilities
			(in thousands)
1-5	4.5%	4.5%	$258.7
6-10	4.5	4.0	113.6
Over 10	4.5	3.5	177.1
All Years	3.0	3.0	32.4
All Years	1.5	1.5	27.1

The Company has some ability to restrict new deposits on its universal life and annuity contracts. New deposits can be limited under the terms of the Company’s universal life and annuity contracts as follows:

•	Universal life products provide for planned premium amounts. Additional unplanned premium payments may be made at any time during the insured’s lifetime and before the end of the payment period. The amounts of such payments must be acceptable to the Company and be within IRS guidelines. Policies in force at September 30, 2004 have an annualized planned premium of $30.4 million.

•	Flexible premium deferred annuity (FPDA) contracts allow the Company to limit deposits to a maximum of $25,000 per year. The Company began limiting deposits to the contractual maximum effective July 10, 2003 on products with interest rate guarantees exceeding 3.0% to insure that overall product interest spreads are maintained. Currently, there are 23,961 FPDA contracts in force, of which 19,979 have guarantees in excess of 3.0%. No additional payments are permitted on single premium deferred annuity contracts.

During the third quarter of 2004, the average rate credited on flexible premium deferred annuity and universal life account values was 4.2% and 4.6%, respectively. The current coupon yield on fixed maturities matched against universal life and annuity products at September 30, 2004, is 5.9%.

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

The Company’s rating from A.M. Best is A (Excellent). The A (Excellent) rating continues to affirm the Company’s strong financial position indicating that the Company has an excellent ability to meet its ongoing obligations to policyholders. The Company is also rated by Standard & Poor’s, but this rating is based solely on public information. Standard & Poor’s rates the Company’s Api, “strong.” The Company also has a rating of B (Good) from Weiss Ratings, Inc. According to Weiss Ratings, the B rating indicates that the Company offers good financial security and has the resources necessary to deal with a variety of adverse conditions.

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

As of September 30, 2004, the Company had deployed ErieConnection, the insurance application and policy processing system being developed in the eCommerce program, to approximately 48 agencies in Ohio, Illinois, Indiana and Wisconsin and a total of about 1,000 Erie employees in the home and branch office locations. The system has generally not met Company or agency expectations for functionality or performance. Management is taking action to enhance ErieConnection, to correct deficiencies and improve usability and will not continue deployment beyond the current installed base until such remedial actions are suitably completed. The cost and timing of such actions are not determinable at this time.

In addition to the cost impact of eCommerce, the implementation of this new system will require a significant investment in training and orientation for the independent agency force. During implementation, as agency resources are dedicated to learning the new system, new business sales may decline over the short term. The amount of lost sales will correlate to the timing and duration of the rollout effort as well as the number and types of issues encountered. Measurement of this impact on sales can not yet be estimated.

Reinsurance

During the third quarter of 2004 the Company was notified by one of its reinsurers that it intends to significantly reduce the expense allowance provided to the Company to cover costs associated with underwriting the Company’s Target Term policies ceded to the reinsurer. This change could have a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

significant impact on the profitability of the ceded products if the Company continues to cede new policies to this reinsurer. The change applies to new business only and is scheduled to be effective January 1, 2005. The Company expects to be able to place new business on Target Term policies normally ceded to this reinsurer with another reinsurer offering contract terms and conditions similar to its current contract.

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

The Company has made substantive progress in correcting the material weakness through the date of the filing of this Form 10-Q and has effected certain improvements to its DAC accounting procedures.

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

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three-month period ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Family Life Insurance Company (Registrant)

Date: October 27, 2004	/s/ Jeffrey A. Ludrof

(Jeffrey A. Ludrof, President & CEO)

/s/ Philip A. Garcia

(Philip A. Garcia, Executive Vice President & CFO)