Form 10-K
period 2004-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 2005-02-24
CIK 33416

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 2-39458

ERIE FAMILY LIFE INSURANCE COMPANY

(Exact name of Company as specified in its charter)

Pennsylvania	25-1186315

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania	16530

(Address of principal executive offices)	(Zip code)

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

     Yes ☑               No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

     Yes ☐                No ☑

Indicate the number of shares outstanding of each of the Registrant ‘s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on February 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held April 19, 2005 are incorporated by reference into Parts I and III of this Form 10-K Report.

INDEX

ITEM NUMBER AND CAPTION

PART I

ITEM 1. BUSINESS

Erie Family Life Insurance Company (hereinafter referred to as the “Company” or “Erie Family Life”) is incorporated in the Commonwealth of Pennsylvania and is primarily engaged in the business of underwriting and selling nonparticipating individual and group life insurance policies, annuities and disability income products.

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

Products

The Company’s portfolio of life insurance includes permanent life, endowment and term policies, including whole life, mortgage and decreasing term, group, and universal life insurance. In terms of face value, new life business issued in 2004, 2003 and 2002 had a ratio of 14:1, 9:1 and 11:1, respectively, of term insurance to whole life insurance coverage. Contributing to this ratio of term insurance issued to whole life insurance issued has been the introduction of a new generation of insurance products in recent years. In late 2001, the Company rolled out its two newest products – ERIE Target Term and ERIE Flagship Term2. The ERIE Target Term product has a minimum face amount of $100,000 and offers rate guarantees for 10 years on all plans. The ERIE Flagship Term2, now Erie Family Life’s most comprehensive term insurance plan for individuals desiring substantial coverage, offers a minimum face amount of $100,000. These plans combined accounted for 84.6%, 86.0%, and 76.0% of the total new direct premiums on ordinary life insurance for 2004, 2003, and 2002, respectively.

Life insurance premiums and annuity deposits have been the primary sources of cash inflows for the Company. Net life insurance premiums by class, as a percentage of total sales, are as follows:

	For the year ended December 31,
Class	2004	2003	2002	2001	2000
Ordinary Life (including Term and Whole Life) and Universal Life	94.1%	93.1%	94.0%	94.0%	94.2%
Group Life and Other	5.9	6.9	6.0	6.0	5.8

	100.0%	100.0%	100.0%	100.0%	100.0%

The Company reinsures a portion of its business under a number of different reinsurance agreements. The purpose of this reinsurance is to enable the Company to write a policy in an amount larger than the Company is willing to assume for itself. The Company currently reinsures with other insurance companies the portion of the insurance coverage above desired retentions. The retention limit on an acceptable risk is $300,000 per life for individual coverage. For its disability income product, the Company has a 50% coinsurance agreement with a nonaffiliated reinsurer. The

Company has a 50% coinsurance agreement, with a maximum retention of $300,000, with nonaffiliated reinsurers for its ERIE Flagship Term and ERIE Flagship Term2 products. For its Erie Target Term product, the Company has a 90% coinsurance agreement, with a maximum retention of $300,000, with nonaffiliated reinsurers.

Direct life insurance in-force totaled $30.1 billion, $27.1 billion and $23.2 billion at December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, 2003 and 2002, $12.5 billion, $9.8 billion and $7.0 billion, respectively, of life insurance in-force was ceded to other companies. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali), which reinsures a portion of the Company’s life and accident and health business. At December 31, 2004, 2003 and 2002, the amount of in-force life insurance ceded to Generali totaled approximately $6.7 billion, $5.6 billion and $4.2 billion, respectively.

Certain elements of revenue and expense reflect the requirements of Financial Accounting Standard (FAS) 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” FAS 97 prescribes a uniform method by which life insurance companies account for certain long-term insurance contracts, specifically annuities, universal life, and other interest-sensitive products. This method involves separating the premium income into the “premium” portion (shown in revenue), which represents insurance protection purchased, and the “deposit” portion, which represents funds to be held at interest for future uses. Under this standard, the “deposit” portion of the premium received is accounted for using methods applicable to comparable “interest bearing obligations” of other types of financial institutions.

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

The Erie Insurance Group affiliated property and casualty insurance companies periodically purchase annuities from the Company in connection with the structured settlement of claims. Considerations recorded as annuity deposits in the Company’s Statements of Financial Position from structured settlement annuities sold to affiliated property/casualty companies totaled $20.5 million, $20.9 million and $18.6 million in 2004, 2003 and 2002, respectively. Also included in the annuity deposits are annuity contracts purchased by the Erie Insurance Group Retirement Plan for Employees. Due to the current interest rate environment, the Erie Insurance Group Retirement Plan for Employees did not purchase any annuities from the Company in 2004 or 2003.

Deposits by class are as follows:

	For the year ended December 31,
	(in thousands)
Class	2004	2003	2002	2001	2000
Universal Life Deposits	$12,374	$13,326	$12,176	$12,238	$11,198
Annuity Deposits	78,572	144,202	175,509	69,754	51,060

	$90,946	$157,528	$187,685	$81,992	$62,258

Marketing

The Company markets its products through independent agents in eleven jurisdictions. The 2004 statutory direct premiums and annuity considerations for those jurisdictions is made up of: Pennsylvania (59.9%), Virginia (7.9%), Maryland (7.6%), Ohio (7.4%) and North Carolina (4.8%).

West Virginia, Indiana, Tennessee, Illinois, Wisconsin and the District of Columbia collectively accounted for 10.4% of direct premiums and annuity considerations. The policies sold are evaluated by the Company’s underwriting department which accepts or declines applicants for insurance. Premium on policies which are accepted may be standard or rated, depending on the nature of the risk.

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

Reserves for life insurance and income-paying annuity future policy benefits have been computed primarily by the net level premium method with assumptions as to anticipated mortality, withdrawals, lapses and investment yields. Disability income reserves are calculated as two-year preliminary term mid-terminal reserves plus unearned premium reserves plus claim reserves. Deferred annuity future policy benefit liabilities have been established at accumulated values without reduction for surrender charges. Reserves for universal life and deposit contracts are based on the contract account balance. Variations are inherent in such calculations due to the estimates and assumptions necessary in the calculations. Interest rate assumptions for non-interest sensitive life insurance range from 3.50% to 4.00% on policies issued in 1980 and prior years and 5.00% to 7.25% on policies issued in 1981 and subsequent years. Mortality and withdrawal assumptions are based on tables typically used in the industry, modified to reflect actual experience where appropriate.

Universal life and annuity deposits are credited with varying interest rates determined at the discretion of the Company subject to contractual minimums. During 2004, interest rates credited ranged from 4.25% to 5.00% on universal life deposits and 3.00% to 4.70% on annuity deposits.

Government Regulation

The Company is subject to the corporate governance standards set forth in the recently enacted Sarbanes-Oxley Act of 2002 (the Act) and other recent changes to the federal securities laws, as well as any rules or regulations that may be promulgated by the Securities and Exchange Commission and the Commonwealth of Pennsylvania. Compliance with these standards, rules and regulations, that have recently been enacted, impose additional administrative costs and burdens on the Company.

The Company is considered a non-accelerated filer by definition, and is not subject to the Section 404 requirements of the Act until 2005. The Company is expecting to incur approximately $1 million of external costs to ensure compliance with this section of the Act.

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information, and the electronic transmission of such information. Congress and state legislatures are expected to consider additional legislation relating to privacy and other aspects of consumer information.

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

Erie Family Life has regulatory total adjusted capital of almost $141.3 million and a ratio of total adjusted capital to authorized control level risk-based capital of more than 9:1 at December 31, 2004. The Company’s ratios significantly exceed the minimum NAIC risk-based capital requirements.

Employees

Services of 148 full-time employees are provided through EIC. Six of the employees are officers. Employee expenses along with other operating expenses are paid by EIC and reimbursed by the Company on a monthly basis. None of the employees are covered by collective bargaining agreements and the Company believes its employee relations are good.

Website Access to Company Reports

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at http://www.erieinsurance.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company’s Code of Conduct is available on the Company’s website and in printed form upon written request.

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

ITEM 2. PROPERTIES

The Company owns real property for investment purposes as provided in Schedule I “Summary of Investments Other Than Investments in Related Parties.” This investment property, located in Allentown, Pennsylvania, is leased to EIC and a nonaffiliated business. Rental income for 2004 was $0.4 million. The executive and administrative offices of the Company are located in the headquarters office of Erie Insurance Group in Erie, Pennsylvania. The Company pays other members of the Erie Insurance Group an amount determined by an agreement for office space and for the use of facilities, equipment and services.

ITEM 3. LEGAL PROCEEDINGS

A civil class action lawsuit was filed in April of 2003 in the Court of Common Pleas of Philadelphia County, Pennsylvania. Erie Family Life Insurance Company (Company) is the named defendant in the lawsuit. The Company issued a life insurance policy to the plaintiff. The class action Complaint alleges that the Company charged and collected annual premium for the first year, but did not provide 365 days of insurance coverage. The Complaint alleges that the policy forms and applications used by the Company do not disclose “that a portion of the first premium will cover a period of time during which the Company does not provide insurance coverage.”

The Complaint contains four counts. In Count I, Plaintiff alleges that the conduct of the Company violated the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Count II of the Complaint alleges a cause of action for breach of contract. Count III alleges that the Company breached its duty of good faith and fair dealing. In Count IV of the Complaint, Plaintiff asserts a cause of action for unjust enrichment and/or restitution. The Company answered the Complaint and denied liability on all counts.

In early 2004, the parties reached an agreement to settle this lawsuit. Under the Settlement Agreement, the Company agreed to provide supplemental life insurance coverage to qualifying class members in an amount equal to 4.62% of the face value of the underlying policy for a period of 180 days. On April 30, 2004, Plaintiff filed a Motion for Preliminary Approval of Settlement Agreement. After the filing of the Motion for Preliminary Approval, Plaintiff and the Company agreed the Company would pay attorneys’ fees in an amount up to $150,000, and to reimburse certain litigation costs and expenses in an amount up to $15,000.

The Court preliminarily reviewed the proposed settlement. As a result of conferences with the Court,

the parties have engaged in further settlement negotiations. A new Settlement Agreement has not been finalized or executed. If and when a new Settlement Agreement is finalized, it will be submitted to the Court for approval.

It is too early to assess the probable outcome or the purported amount of damages of this civil class action lawsuit. The Company believes it has meritorious, legal and factual defenses to the lawsuit and these defenses will be vigorously pursued if a settlement is not finalized.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote to shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the OTC Bulletin Board (OTCBB) under the symbol “ERIF.” The Company had 895 shareholders of record of common stock on December 31, 2004.

The following table sets forth the cash dividends per common share and the high and low prices of the Company’s common stock for each quarter of 2004 and 2003.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004

High	$33.50	$36.00	$35.00	$32.00

Low	29.00	31.00	31.35	31.35

Dividends declared	$0.22	$0.22	$0.44	$0.00

2003

High	$22.00	$22.50	$23.50	$29.75

Low	18.50	19.25	22.00	22.65

Dividends declared	$0.21	$0.42	$0.21	$0.00

For restrictions on dividends, see Note 16 to the financial statements filed herein as Item 8.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31
	2004	2003	2002	2001	2000
	(amounts in thousands, except per share data)
Operating data
Total net policy revenue	$56,548	$55,932	$51,129	$46,491	$44,537
Net investment and other income	83,881	80,865	71,940	63,844	65,067
Net realized gains (losses) on investments	9,404	13,176	(9,610)	(19,646)	6,960

Total revenues	149,833	149,973	113,459	90,689	116,564

Total benefits and expenses	104,541	102,668	97,238	85,789	79,266

Income before income taxes	45,292	47,305	16,221	4,900	37,298

Provision for federal income taxes	15,660	14,818	5,636	1,698	12,899

Net income	$29,632	$32,487	$10,585	$3,202	$24,399

Net income per share	$3.14	$3.44	$1.12	$0.34	$2.58

Financial position
Total assets	$1,661,440	$1,629,563	$1,378,451	$1,161,846	$1,015,845
Notes payable to affiliate	40,000	40,000	15,000	15,000	15,000
Shareholders’ equity	271,528	255,563	217,188	200,822	192,796
Book value per share	28.73	27.04	22.98	21.25	20.40
Dividends declared per share	0.88	0.84	0.84	0.78	0.72
Average number of shares outstanding	9,450	9,450	9,450	9,450	9,450

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 27-59, as they contain important information that is helpful in evaluating the Company’s operating results and financial condition.

Overview

General

Erie Family Life Insurance Company (the Company) is a Pennsylvania life insurance company operating as one reportable segment, offering a range of products and services. These products include nonparticipating individual and group life insurance policies, including fixed universal life. The Company also sells fixed individual and group annuities and disability income policies. The Company markets its products through independent agents throughout 10 states and the District of Columbia. The Company is owned 21.6% by Erie Indemnity Company (EIC), 53.5% by Erie Insurance Exchange (Exchange) and the remaining 24.9% by public shareholders. The Company, EIC and the Exchange and its subsidiaries and affiliates operate collectively under the name “Erie Insurance Group.”

Revenues and expenses

The Company earns premiums principally from the sale of individual life, group life and disability income insurance products. The Company also generates a significant amount of investment income from investing deposits received on fixed annuity contracts. Operating expenses principally consist of insurance benefits provided, interest credited on annuity and universal life deposits, general business expenses, premium taxes and commissions and other costs of selling and servicing the Company’s various products.

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

Significant Transactions with Related Parties

The Company, EIC and the Exchange share common facilities and services. The costs of such common services are allocated to the Company based upon the Company’s usage. Additionally, EIC is the common paymaster for the Erie Insurance Group. The Company reimburses EIC for operating expenses, including salary and benefit costs. Operating expenses of the Company paid by EIC are reimbursed on a monthly basis. The amount of these reimbursements totaled $28.9 million, $26.1 million and $23.8 million for 2004, 2003 and 2002, respectively. No interest is charged or received on these intercompany balances due to the timely settlement terms and nature of the items.

Employees performing services for the Company participate in the pension and other employee benefit plans sponsored by EIC. Pension benefits are based on years of service and salary. Pension costs are funded by EIC in amounts sufficient to at least meet ERISA minimum funding requirements. The Company reimburses EIC on a monthly basis for its share of pension costs. The Company, through EIC, also participates in certain deferred compensation and supplemental pension plans for certain executive and senior officers. The amounts recorded by the Company for the deferred compensation and supplemental pension plan are reimbursed to EIC as costs are incurred under these plans. Amounts allocated to the Company from EIC for these pension and other employee benefit plans, and included in the total reimbursements noted above, totaled $1.7 million, $1.3 million and $0.7 million for 2004, 2003 and 2002, respectively.

The Erie Insurance Group affiliated property/casualty insurance companies periodically purchase annuities from the Company in connection with the structured settlement of claims. The reserves held for structured settlement annuities sold to the affiliated property/casualty insurance companies totaled $213.7 million and $201.9 million at December 31, 2004 and 2003, respectively.

The Erie Insurance Group Retirement Plan for employees purchases from the Company individual annuities for some terminated vested employees or beneficiaries receiving benefits. These are nonparticipating annuity contracts under which the Company has unconditionally contracted to provide specified benefits to beneficiaries in return for a fixed premium from the plan. Annuity deposit balances outstanding relating to pension annuities sold to the Erie Insurance Group Retirement Plan are $43.0 million and $45.0 million at December 31, 2004 and 2003, respectively.

The Erie Insurance Group 401(k) plan for employees includes an investment option in a Company group annuity. Annuity deposit balances outstanding relating to 401(k) contributions from employees are $30.2 million and $28.0 million at December 31, 2004 and 2003, respectively.

The Company has $40 million due to EIC in the form of two surplus notes. Interest and principal payments are subject to prior approval by the Pennsylvania Insurance Commissioner. The first note amounting to $15 million bears an annual interest rate of 6.45%. Interest on the surplus note is scheduled to be paid semi-annually. The note is payable on demand on or after December 31, 2005. Interest paid on this note totaled $1.0 million in 2004, 2003, and 2002.

In 2003, the Company issued the second note for $25 million bearing an annual interest rate of 6.70%, scheduled to be paid semi-annually. The surplus note is payable on demand on or after December 31, 2018. Interest paid on this note totaled $1.7 million and $0.6 million in 2004 and 2003, respectively.

Critical Accounting Estimates

The Company makes estimates and assumptions that can have a significant effect on amounts and disclosures reported in the financial statements. The most significant estimates relate to valuation of investments, deferred policy acquisition costs and reserves for policy liabilities. While management believes its estimates are appropriate, the ultimate amounts may differ from the estimates provided. The methods for making these estimates are continually reviewed and any adjustments considered necessary are reflected in current earnings.

Investment valuation

Management makes estimates concerning the valuation of all investments. Fixed maturity and preferred stock investments are recorded at fair value under generally accepted accounting principles. Fair values are estimated using quoted market prices where available. For securities not actively traded, fair values are obtained from independent pricing services, from broker dealers, or from models that take into consideration such factors, among others, as the credit rating of the issuer, duration of the security, yields on comparably rated publicly-traded securities and risk-free yield curves. Investment in limited partnerships include real estate and mezzanine debt securities. Investments in limited partnerships are valued using the equity method, which approximates the Company’s proportionate share of reported net equity. These valuations are determined by the general partner of the limited partnership and reviewed by the Company for reasonableness. Such investments are illiquid and market values are subjectively determined due to a lack of quoted market prices.

For every investment, a decline in fair value below cost is evaluated monthly for other-than-temporary impairment loss. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: 1) the extent and duration to which fair value is less than cost, 2) historical operating performance and financial condition of the issuer, 3) near term prospects of the issuer and its industry, 4) specific events that occurred affecting the issuer, including a ratings downgrade, and 5) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. An investment deemed impaired is written down to its estimated net realizable value. For all investments except limited partnerships, the impairment charge is included as a realized loss in the Statements of Operations. For limited partnerships, the impairment charge is included as a component of equity in earnings of limited partnerships in the Statements of Operations.

Deferred policy acquisition costs (DAC) asset

The Company incurs significant costs in connection with acquiring new business, principally commissions and policy issue and underwriting expenses. Acquisition costs, which vary with and are primarily related to the production of new business, are deferred as an asset and amortized over a period of time. At each balance sheet date, the Company evaluates the value of this asset in light of historical and expected results.

The DAC related to traditional life insurance products is amortized in proportion to premiums over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves. Assumptions used for a specific issue year are “locked-in;” therefore, amortization in subsequent years is not adjusted for changing assumptions.

The DAC related to universal life products and deferred annuities is amortized in relation to the expected gross profits from projected investment, mortality and expense margins and surrender charges of the policies over a specified period of time. This period is 30 years for universal life and 20 years for deferred annuities. Both historical and anticipated investment returns, including realized gains and losses, are considered in determining the amortization of DAC. GAAP requires that changes in expected future gross profits on the annuity and universal life products cause the DAC amortization rate be revised retroactively, or “unlocked”, to the date of policy issuance. The cumulative change in DAC related to prior periods is recognized as a component of the current period’s DAC amortization, along with DAC amortization associated with the actual gross profits of the current period. Lower actual gross profits in a period would typically result in less DAC amortization in that period, whereas higher actual gross profits would result in more amortization in the period. However, if lower gross profits were expected to continue into the future, additional amortization of the existing DAC asset may occur. See the “Analysis of policy-related benefit and expenses” section that follows for a discussion on the 2004 retrospective adjustment.

The Company periodically reviews the DAC asset to determine if it continues to be recoverable from future premiums or profits. If less than the full amount of DAC is determined to be recoverable, a portion of such costs are expensed at the time of determination. The amount of DAC considered recoverable may be reduced in the near term if the estimate of future gross premiums or profits were to be reduced. The amount of DAC amortization may be revised if any of the estimates discussed above are revised.

Insurance liabilities

Significant assumptions underlying estimates of reserves for policy liabilities include a variety of factors such as anticipated mortality, morbidity, withdrawals, lapses and investment yields. Liabilities for life insurance and income-paying annuity future policy benefits are computed primarily by the net level premium method. Disability income reserves are calculated as two-year preliminary term mid-terminal reserves plus unearned premium reserves plus claim reserves. Deferred annuity future policy benefit liabilities are established at accumulated values without reduction for surrender charges. Reserves for universal life plans are based on the contract account balance.

Results of Operations

Financial overview

Net income decreased 8.8% to $29.6 million, or $3.14 per share, in 2004, from $32.5 million, or $3.44 per share, in 2003. Although amortization expense decreased to $0.8 million from $7.5 million in 2003 as a result of unlocking of projected profit assumptions on interest sensitive products in the amount of $7.2 million, the Company also took a charge of $2.0 million to write-off an asset related to the PEGLI pool. In addition, income from realized gains on investments was lower in 2004.

Revenues

Analysis of policy revenue

The components of net policy revenue are reflected below for the years ended December 31:

	2004	2003	2002
	(dollars in thousands)
Direct premiums	$79,035	$72,947	$63,426
Ceded premiums	22,487	17,015	12,297

Net premiums	$56,548	$55,932	$51,129

Total individual policies in force grew 4.1% to 302,115 at December 31, 2004, from 290,290 at December 31, 2003. Net premiums collected on traditional life insurance policies increased to $38.6 million in 2004, from $37.8 million in 2003. Renewal premiums accounted for the increase in direct premiums in 2004 as the Company’s independent agents focused more heavily on property and casualty underwriting profitability as opposed to new business production. Net renewal premiums collected increased 5.6% to $1.8 million in 2004. Policies in force on traditional products increased 5.3% to 212,102 in 2004, from 201,492 in 2003. Direct life insurance in force continues to grow, totaling $30.1 billion at December 31, 2004, an increase of $3.0 billion, or 11.1%, over 2003. Life insurance in force after consideration of reinsurance ceded increased 1.8% to $17.6 billion at December 31, 2004.

The Company’s new generation of products are heavily reinsured, which allows the Company to price the products more competitively and reduces underwriting volatility. Under the reinsurance treaty for the ERIE

Target Term product, the reinsurer assumes 90% of mortality risk up to $3.0 million (the Company’s retention limit is $300,000) and assumes all mortality risk above that amount. The reinsurance treaty for the ERIE Flagship Term2 product provides that the reinsurer assumes 50% of mortality risk up to $600,000 (the Company’s retention limit is $300,000) and assumes all mortality risk above that amount.

Ceded reinsurance premiums increased in 2004 due in part to the continued growth in sales of the Erie Target Term and Erie Flagship Term2 products. The reinsurance premiums ceded on the Flagship and Target Term life insurance products alone amounted to $18.1 million, $12.8 million and $8.7 million in 2004, 2003 and 2002, respectively. During 2004, the Company recorded corrections to its ceded reinsurance and reinsurance allowance accounts as a result of reinsurance administration and accounting errors. Some of the corrections pertained to years prior to 2004. The total net amount of the correction was a charge of $0.5 million, and approximately $0.3 million, or $0.02 per share after taxes, pertained to prior periods.

Universal life products generated premium, net of reinsurance, of $14.2 million, $13.4 million and $12.2 million in 2004, 2003 and 2002, respectively. Reinsurance premiums ceded on universal life policies totaled $1.3 million, $1.2 million and $1.1 million in 2004, 2003 and 2002, respectively. Reinsurance arrangements for universal life products did not change in 2003 or 2004.

Total annuity and universal life deposits, which do not appear as revenue on the Statements of Operations, were $90.9 million, $157.5 million and $187.7 million in 2004, 2003 and 2002, respectively. First-year and single premium annuity deposits, excluding deposits for structured settlements and deposits for the Erie Insurance Group Retirement Plan, decreased $68.9 million to $31.8 million in 2004, from $100.7 million in 2003. The Company’s ability to attract deposits depends in large part on the relative attractiveness of its products compared to other investment alternatives. Annuity deposits have declined over the past 18 months due to lower credited interest rates and an improved equity market.

Analysis of investment-related income

Net investment income increased $1.9 million, or 2.4%, in 2004 and $11.3 million, or 16.7%, in 2003. The rate at which investment income grew was lower in 2004 due to lower yields in 2004 and a decline in annuity deposits.

The Company recognized net realized gains on investments of $9.4 million and $13.2 million in 2004 and 2003, respectively, and net realized losses of $9.6 million in 2002. The Company recorded no impairments on fixed maturity and equity security investments in 2004 and $3.4 million and $25.8 million in 2003 and 2002, respectively.

The Company’s equity in earnings of limited partnerships increased to $2.1 million in 2004, from $1.3 million in 2003. The Company recognized no impairment charges on limited partnerships in 2004 and $2.0 million and $1.0 million relating to mezzanine debt partnerships in 2003 and 2002, respectively.

Benefits and expenses

Analysis of policy-related benefits and expenses

Net death benefits on life insurance policies increased $2.4 million, or 15.5%, to $17.6 million in 2004, compared to $15.2 million in 2003 and $15.5 million in 2002. These benefits are net of reinsurance recoveries of $6.2 million, $4.7 million and $2.9 million in 2004, 2003 and 2002, respectively. As noted previously in the “Analysis of Policy Revenue” section, the Company’s primary term products are substantially reinsured. As the Company’s life insurance in force continues to grow, death benefits can be expected to increase. Net life insurance in force has grown from $17.3 billion at December 31, 2003 to $17.6 billion at December 31, 2004. Random fluctuations in death benefits incurred can be expected when mortality results are measured over a short time period due to the small number of claims involved. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes that its underwriting philosophy and practices are sound.

Interest expense incurred on deposits increased $2.5 million, or 5.1% in 2004 and $2.2 million, or 4.6%, in 2003. This increase can be attributed to the growth of annuities on deposit. At December 31, 2004, the balance of annuity deposits totaled $984.9 million, compared to $932.6 million at December 31, 2003, an increase of 5.6%. Interest was credited on annuity and universal life deposits in 2004 and 2003 at the following rates:

	Annuity	Universal life
	deposits	deposits
January 1, 2003–February 24, 2003	4.00% –4.80%	5.25% –6.00%
February 25, 2003–March 10, 2003	3.75 –4.70	5.25 –6.00
March 11, 2003–May 14, 2003	3.75 –4.70	5.00 –5.75
May 15, 2003–June 1, 2003	3.50 –4.70	5.00 –5.75
June 2, 2003–July 9, 2003	3.50 –4.70	4.75 –5.50
July 10, 2003–July 31, 2004	3.00 –4.70	4.25 –5.00
August 1, 2004–December 31, 2004	3.50 – 4.70	4.25 – 5.00

Surrender and other benefits increased by $2.0 million to $3.3 million in 2004 and decreased by $0.5 million to $1.3 million in 2003. Surrender and other benefits include life surrender benefits, matured endowments, disability benefits and interest on death benefits. The increase in surrender and other benefits in 2004 resulted from charges related to the Pennsylvania Employees Group Life Insurance (PEGLI) pool. PEGLI is a voluntary reinsurance pool that provides reinsurance coverage to primary insurers who insure Commonwealth of Pennsylvania employees upon their retirement. The Company was a participant in this pool for a number of years. Beginning July 1, 2001, the Company stopped receiving new business from the PEGLI pool. The Company continued carrying a balance on the Statements of Financial Position for its share of the assets and liabilities of the PEGLI pool. However, the Company’s inability to obtain reliable information for the appropriate balance of these assets and liabilities raised the concern of the recoverability of the net asset. During the fourth quarter of 2004, it was determined that it was unlikely the net asset would be recovered. The Company made the decision to write-off the net asset, which totaled $2.0 million.

The amortization of deferred policy acquisition costs decreased to $0.8 million in 2004 compared to $7.5 million in 2003 and $7.3 million in 2002. For traditional life products, the amortization of DAC was $4.9 million for 2004, $3.8 million for 2003 and $3.3 million for 2002. The decrease in total amortization from 2003 to 2004 is principally attributable to changes in the amortization related to the Company’s universal life products. The DAC on these products is amortized in relation to estimated gross profits in accordance with Statement of Financial Accounting Standard No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (FAS 97). The Company regularly evaluates the appropriateness of certain assumptions related to the interest sensitive products as provided under FAS 97 and modifies (“unlocks”) assumptions as appropriate. As a result of unlocking assumptions, the amortization of DAC decreased by $7.2 million in 2004. Approximately $4.8 million of this amount resulted from updating universal life mortality assumptions to best estimates in light of substantially more favorable claims expectations than originally reflected in the DAC amortization models. Another $1.9 million resulted from increasing the interest spread assumption on universal life policies to reflect anticipated investment earnings rates and actual crediting practices in recent years.

Analysis of other expenses

Direct commissions to independent agents include new and renewal commissions, production bonuses and promotional incentives to agents. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, are deferrable as DAC. Most first-year and incentive commissions and some renewal commissions qualify for deferral as DAC. Commission expense, net of DAC, decreased $1.5 million or 54.4% to $1.2 million in 2004, and decreased 29.6% to $2.7 million in 2003. These decreases are partially attributable to the decline in annuity sales and a decrease in the annuity commission rates in 2004. Commissions and bonuses on annuity premiums, net of DAC, were $0.7 million, $2.4 million and $3.0 million for 2004, 2003 and 2002, respectively. In addition, the 2004 commission expense was reduced by a $0.7 million adjustment to the reinsurance expense allowance reimbursements due to reinsurance administration system corrections, as discussed previously in the “Analysis of policy revenue” section.

General expenses include wages and salaries, employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. General expenses related to the acquisition and underwriting of new policies are deferrable as DAC. These expenses include medical inspection and exam fees related to new business production and wages, salaries and employee benefits of underwriting and new policy processing personnel. General expenses, net of DAC additions, increased $1.4 million to $16.3 million in 2004, compared to $14.9 million in 2003 and $11.0 million in 2002. Part of this increase can be attributed to: (1) the costs of professional fees associated with refining the processes used to determine the recorded amount of DAC and related DAC amortization and subsequent restatement of prior period financial statements, (2) costs associated with the upgrading of the Company’s policy administration systems for new products and (3) costs for implementing a new life valuation system.

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

At December 31, 2004, the Company’s investment in fixed maturities totaled $1.4 billion, or 93.2%, of total investments. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds. Nonredeemable preferred stock, limited partnerships, real estate, policy loans and real estate mortgage loans comprised the remaining 6.8% of total investments.

The Company’s performance of its fixed maturities and equity securities compared to market indices is presented below.

Two years ended
December 31, 2004
(Pre-tax annualized returns) (1)
Erie Family Life Insurance Company indices:
Fixed maturities	7.22%
Preferred stock	10.92%

Other indices:
Lehman Brothers U.S. Aggregate	4.22%

(1)	Includes investment income, realized and unrealized gains and losses.

Fixed maturities

The Company’s fixed maturities at December 31, 2004, consist of investments in bonds, redeemable preferred stock and notes. It is the Company’s objective that the fixed maturity portfolio be of very high quality and well-diversified within each market sector. The Company only purchases investment-grade securities. Non-investment grade issues held by the Company are the result of downgrades of securities previously rated investment grade. The portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.

The Company’s fixed maturity investments include 97.4%, or $1.3 billion, of high-quality, marketable bonds and redeemable preferred stock, all of which were rated at investment-grade levels (above Ba1/BB+) at December 31, 2004. The below-investment-grade category consists of $29.4 million of bonds rated Ba1/BB+ and $6.8 million of bonds rated below Ba1/BB+. Generally, the fixed-maturity securities in the Company’s portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.

Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to respond to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in shareholders’ equity net of deferred taxes and offsetting adjustments to DAC. At December 31, 2004 and 2003, net unrealized gains on fixed maturities available-for-sale amounted to $44.8 million and $49.9 million, respectively, net of deferred taxes.

Equity securities

Equity securities at December 31, 2004, consist of nonredeemable preferred stock carried on the Statements of Financial Position at market value. At December 31, 2004 and 2003, nonredeemable preferred stock held by the Company had net unrealized gains of $4.5 million and $4.1 million, respectively, net of deferred taxes. As with the fixed maturities portfolio, the Company’s nonredeemable preferred stock portfolio provides a source of highly predictable current income. These securities are diversified within each market sector and support the investment return provided to policyholders. The nonredeemable preferred stock consist entirely of high quality positions rated investment-grade level (above Ba1/BB+) at December 31, 2004.

Reserve liabilities

The Company’s primary commitment is its obligation to pay future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, the Company establishes life insurance reserves based upon the type of policy, the age, gender and risk class of the insured and the number of years the policy has been in force. The Company also establishes annuity and universal life reserves based on the amount of policyholder deposits (less applicable insurance and expense charges) plus interest earned on those deposits. Life insurance and annuity reserves are supported primarily by the Company’s long-term, fixed income investments as the underlying policy reserves are generally also of a long-term nature.

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

Major cash outflows from operations are for benefits to policyholders, commissions to agents and salaries, wages and operating expenses. The net positive cash flow from operations is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities in 2004 was $17.1 million compared to $11.4 million in 2003 and $22.8 million in 2002.

Cash flow sources from investing activities includes proceeds from the sales, calls and maturities of fixed maturity positions. These proceeds totaled $223.5 million, $340.0 million and $267.6 million in 2004, 2003 and 2002, respectively. Market interest rates declined in 2003 and 2002 causing greater levels of calls. Also, record numbers of credit quality downgrades and defaults occurred in the bond markets in 2002. The Company sold many of these issues in order to improve the overall credit quality of the fixed income portfolio.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, are a source of funds from financing activities. Net cash provided by annuity and universal life deposits in 2004 were $52.4 million and $13.1 million, respectively. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions.

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

The Company uses surrender charges to mitigate the extent, timing and profitability impact of withdrawals of funds from annuity contracts and universal life policies.

The following table sets forth withdrawal characteristics of annuity reserves and deposit liabilities as of December 31:

	2004		2003
	Amount	% of Total	Amount	% of Total
		(dollars in thousands)
Not subject to discretionary withdrawal provisions	$280,243	28.5%	$269,156	28.9%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	30,226	3.1	28,034	3.0
At contract value, less surrender charge of 5% or more	108,567	11.0	224,776	24.1

Subtotal	419,036	42.6	521,966	56.0
Subject to discretionary withdrawal at contract value with surrender charges of less than 5%	565,834	57.4	410,587	44.0

Total annuity reserves and deposit liabilities	$984,870	100.0%	$932,553	100.0%

The Company’s liquidity position remains strong as investments and cash and cash equivalents increased by $24.5 million during 2004 to $1.5 billion at December 31, 2004. As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. The Company may use extensions of credit from the bank to fund working capital needs of the Company and for other general corporate purposes. There were no borrowings under this credit line in 2004, 2003 or 2002. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet foreseeable cash requirements. The continued adequacy of the liquidity depends upon factors including future securities’ market conditions, changes in interest rate levels and policyholder perceptions of the Company’s strength, which could lead to reduced cash inflows or increased cash outflows.

Contractual obligations

The following table presents the Company’s contractual cash flow commitments on surplus notes, limited partnerships and policyholder obligations.

	Payments Due By Period
	(dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Fixed obligations:
Limited partnership commitments	$11,605	$0	$8,755	$2,850	$0
Principal and interest on surplus notes (1)	64,419	1,322	18,834	3,350	40,913

Total fixed contractual obligations	76,024	1,322	27,589	6,200	40,913

Other long-term liabilities (2)	3,095,323	160,473	317,300	300,527	2,317,023

Total contractual obligations	$3,171,347	$161,795	$344,889	$306,727	$2,357,936

(1)	EIC has the option to demand payment on a $15 million surplus note on or after December 31, 2005. However, it is probable that EIC will allow the Company to renew this note with a later maturity date.

(2)	Contractual obligations on other long-term liabilities represent estimated benefit payments from insurance policies and annuity contracts less amounts the Company expects to recover under reinsurance agreements. Actual obligations in any single year will vary based on actual mortality, morbidity, lapse, and withdrawal experience. The sum of these obligations exceeds the liability on the balance sheet of $1,246,810 (net of the Reserve Credit for Reinsurance Ceded) due to expected future premiums and investment income that, along with invested assets backing the liabilities, will be used to fund these obligations.

Regulatory considerations

The Commonwealth of Pennsylvania follows the statutory accounting practices related to minimum Risk-Based Capital (RBC) requirements for domestic insurance companies that were developed by the NAIC. The NAIC standard set for measuring RBC is a method of calculating the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by the state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At December 31, 2004, the Company substantially exceeded the minimum RBC levels that require regulatory action.

Factors That May Affect Future Results

Products with interest rate guarantees

The Company’s annuity and universal life contracts contain provisions that guarantee interest rates will not decrease below certain levels. If the interest rates on fixed income securities decline further, the interest earned on the Company’s investment portfolio may be insufficient to produce target profit margins or, in extreme situations, could produce negative profit margins on annuity and universal life deposits.

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

The guaranteed interest rates and approximate current deposit liabilities for deferred annuity products with credited interest rates subject to change by the Company are as follows:

	Initial	Current
Policy	Guaranteed	Guaranteed	Deposit
Years	Interest Rate	Interest Rate	Liabilities
			(in thousands)
1-5	4.5%	4.5%	$254,789
6-10	4.5	4.0	114,289
Over 10	4.5	3.5	182,896
All Years	3.0	3.0	32,205
All Years	1.5	1.5	33,904

The Company has some ability to restrict new deposits on its universal life and annuity contracts. New deposits can be limited under the terms of the Company’s universal life and annuity contracts as follows:

•	Universal life products provide for planned premium amounts. Additional unplanned premium payments may be made at any time during the insured’s lifetime and before the end of the payment period. The amounts of such payments must be acceptable to the Company and be within IRS guidelines. Policies in force at December 31, 2004 have an annualized planned premium of $30.5 million.

•	Flexible premium deferred annuity (FPDA) contracts allow the Company to limit deposits to a maximum of $25,000 per year. The Company began limiting deposits to the contractual maximum effective July 10, 2003 on products with interest rate guarantees exceeding 3.0% to insure that overall product interest spreads are maintained. Currently, there are 24,016 FPDA contracts in force, of which 19,763 have guarantees in excess of 3.0%. No additional payments are permitted on single premium deferred annuity contracts.

During 2004, the average rates credited on flexible premium deferred annuity and universal life account values were 4.2% and 4.6%, respectively. The current coupon yield on fixed maturities matched against universal life and annuity products at December 31, 2004, is 5.9%.

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

Reinsurance

The Company put in place a new ceding arrangement for new issues under certain of its Target Term plans as of January 1, 2005. Allowances under this new arrangement are not as favorable as those under the arrangement in place through 2004. While increased reinsurance costs (reduced expense allowances) on this product will reduce the profitability of the Company’s traditional life line of business, this line of business is expected to remain profitable. Changes in the price or features of new Target Term policies may be necessary in 2005 in order to return the profitability of this product to desired levels.

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

Implementation of new valuation system

In 2004, the Company implemented a new valuation system for its statutory and tax reserves on traditional products. As a result, adjustments were made to conform reserve estimates of the old system to the estimates from the new system. The Company expects to implement the new valuation system for GAAP reserving on traditional products in the first half of 2005. In implementing the new valuation system for GAAP, the Company will consider numerous variables concerning reserves and may revise some of the assumptions as accommodated by the new system. The impact of the revised reserving assumptions on the recorded reserves cannot be estimated until such considerations are evaluated and modeled as part of the implementation in 2005.

Introduction of ErieConnection®

In 2001, the Erie Insurance Group began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s agency force and back office policy underwriting, issuance and administration. The eCommerce program is intended to improve service and efficiency, as well as result in increased sales.

The program will produce an enduring benefit to the Company as the system avails the Erie Insurance Group of infrastructure and processing capability that is progressive, expandable and capable of supporting the Group’s strategic direction.

The first major component of the eCommerce program (network and desktop hardware deployment) was completed during 2002. Also in 2002, the Erie Insurance Group completed a pilot of the new Web interface to a limited number of agents and employees. In August 2002, the Erie Insurance Group began working with a well-known provider of information technology services and solutions to be the chief integrator and co-manager of the eCommerce program and to co-develop software applications that meet the Group’s needs.

Target delivery dates established in 2002 have generally not been met as management has devoted increased effort to quality assurance efforts to ensure that the rollout creates only minimal business disruption. In February 2005, the Group reached a contractual milestone relative to contractual acceptance of the base ERIEConnection® system with the co-developer and chief integrator of the software. The timeline and costs for further deployment of ERIEConnection ® are currently under development.

The implementation of this new system will require a significant investment in training and orientation for the independent agency force. During implementation, as agency resources are dedicated to learning the new system, new business sales are expected to slow over the short term. The amount of lost sales will relate to the timing and duration of the rollout effort as well as the number and types of issues encountered. The precise impact on sales cannot be estimated.

Producer compensation practices

In October 2004, the New York Attorney General filed various lawsuits against Marsh and McLennan as a result of an investigation of insurance brokers and producer compensation practices. The investigation and subsequent lawsuits, contained allegations of “bid rigging” and other inappropriate solicitation practices by such insurance brokers and others who were sued by the New York Attorney General. After the New York lawsuits were filed, several states commenced general inquiries or investigations on the subject of producer compensation. Some member companies of the Erie Insurance Group, including the Company, received inquiries from the North Carolina Department of Insurance and the Pennsylvania Insurance Department as did most or all other insurance companies.

North Carolina - In November 2004, the Company, Exchange, and Erie Insurance Company received a Demand to Produce Information (Demand) from the North Carolina Department of Insurance. The Demand requested any and all documents and other information related to “bid rigging” of any person, insurer, or insurance producer concerning any North Carolina insured or any North Carolina business. The Company, Exchange and Erie Insurance Company filed a response certifying that they do not have any information related to or knowledge of bid rigging, as defined in the Demand since the companies have not engaged in such practices.

Pennsylvania - In November 2004, the Company, Exchange, Erie Insurance Company and Erie Insurance Property and Casualty Company each received an Inquiry Letter concerning “Inappropriate Solicitation Practices” from the Insurance Commissioner of the Commonwealth of Pennsylvania. The Inquiry Letters were sent to all insurers domiciled in Pennsylvania and requested a detailed explanation of the types of compensation arrangements existing between the members of the Erie Insurance Group and its independent insurance agents. The Inquiry Letters also demanded information concerning the existence or knowledge of any Inappropriate Solicitation Practices, as that term is defined in the Inquiry Letters. The Erie Insurance Group filed a response indicating that it has no knowledge of, or reason to believe, that any of its agents or employees have engaged in Inappropriate Solicitation Practices. The Erie Insurance Group also advised the Pennsylvania Insurance Department that it has not received any complaints from policyholders, potential customers or regulators alleging Inappropriate Solicitation Practices by any Erie Insurance Group agent or employee.

Sarbanes-Oxley Act of 2002—Section 404 Internal Control Reporting

The Sarbanes-Oxley Act of 2002 established numerous compliance requirements for public companies which include an annual evaluation of internal controls (Section 404). The Company is considered a non-accelerated filer by definition, and is not subject to the Section 404 reporting requirements until 2005. The Company is expected to incur between $0.5 million and $1.0 million in external costs to comply with Section 404 in 2005.

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

Interest rate risk

The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 93.2% and 93.3% of invested assets at December 31, 2004 and 2003, respectively. The Company does not hedge its exposure to interest rate risk since it has the capacity and intention to hold the fixed maturity positions until maturity. The Company calculates the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.

Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	December 31, 2004
	(dollars in thousands)
	Principal	Weighted-average
	cash flows	interest rate
Fixed maturities:
2005	$32,200	5.8%
2006	32,917	5.0
2007	56,000	5.2
2008	46,081	5.4
2009	43,900	5.8
Thereafter	1,090,527	6.0

Total	$1,301,625

Market value	$1,366,898

	December 31, 2003
	(dollars in thousands)
	Principal	Weighted-average
	cash flows	interest rate
Fixed maturities:
2004	$22,984	5.2%
2005	30,200	5.9
2006	42,089	5.2
2007	57,000	5.5
2008	57,201	5.3
Thereafter	1,001,955	6.3

Total	$1,211,429

Market value	$1,280,327

Actual cash flows may differ from those stated as a result of calls, prepayments and defaults.

A sensitivity analysis is used to measure the potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates. The following pro forma information is presented assuming a 100-basis point increase in interest rates at December 31 of each year, and reflects the estimated effect on the fair value of the Company’s fixed maturity investment portfolio. The Company used the modified duration of its fixed maturity investment portfolio to model the pro forma effect of a change in interest rates at December 31, 2004 and 2003.

Fixed maturity interest rate sensitivity analysis

	As of December 31
	(dollars in thousands)
	2004	2003
Current market value	$1,366,898	$1,280,327
Change in market value (1)	(75,587)	(75,266)
Pro forma market value	1,291,311	1,205,061

Modified duration (2)	5.7	6.0

(1)	The change in market value is calculated by taking the negative of the product obtained by multiplying (i) modified duration by (ii) change in interest rates by (iii) market value of the portfolio.

(2)	Modified duration is a measure of a portfolio’s sensitivity to changes in interest rates. It is interpreted as the approximate percentage change in the market value of a portfolio for a 100 basis point change in interest rates.

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

The Company has entered into various reinsurance treaties for the purpose of ceding life insurance in force that exceeds the Company’s desired retention limits. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali), which reinsures a portion of the Company’s life and accident and health business. At December 31, 2004, the amount of life insurance in force ceded to Generali totaled approximately $6.7 billion, which represents 22.4% of EFL’s total life insurance in force at that date.

Equity price risk

The Company’s portfolio of marketable equity securities, which is carried on the Statements of Financial Position at estimated fair value, has exposure to price risk. Price risk is the risk of potential loss in estimated fair value resulting from an adverse change in prices. The Company’s objective is to earn competitive relative returns by investing in a diverse portfolio of liquid securities. The Company’s equity securities at December 31, 2004 and 2003, were made up entirely of nonredeemable preferred stocks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The management of Erie Family Life Insurance Company is responsible for the preparation of information included in this Form 10-K. The financial statements have been prepared in conformity with Generally Accepted Accounting Principles. The balances in the financial statements are developed from the financial records of the Company and reflect estimates using judgment where amounts cannot be measured precisely or for transactions not yet complete.

The Company’s system of internal control is designed to safeguard Company assets from unauthorized use or disposition and to provide for proper authorization, execution and recording of Company transactions. Company personnel design, maintain and monitor internal control on an ongoing basis. The Company’s report on its evaluation of internal controls is provided in Item 9A of this Annual Report on Form 10-K. In addition, the Company’s internal auditors review and report on the functioning of various aspects of internal control.

The Audit Committee of the Board of Directors, composed of outside directors, meets periodically with the Company’s management, internal auditors and independent registered public accounting firm to review the work of each and to inquire as to their assessment of the performance of Company financial personnel. The independent registered public accounting firm and internal auditors have full and free access to the Audit Committee, without the presence of management, to discuss results of work performed and communicate other appropriate matters.

/s/	Jeffrey A. Ludrof
Jeffrey A. Ludrof
President and Chief Executive Officer
February 14, 2005

/s/	Philip A. Garcia
Philip A. Garcia
Executive Vice President and Chief Financial Officer
February 14, 2005

/s/	Timothy G. NeCastro
Timothy G. NeCastro
Senior Vice President and Controller
February 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
    of Erie Family Life Insurance Company
Erie, Pennsylvania

We have audited the accompanying Statements of Financial Position of Erie Family Life Insurance Company as of December 31, 2004 and 2003, and the related Statements of Operations, Shareholders’ Equity, and Cash Flows for each of the two years in the period ended December 31, 2004. Our audits also included the 2004 and 2003 financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements and schedules of Erie Family Life Insurance Company for the year ended December 31, 2002 were audited by other auditors, whose report dated February 7, 2003 (except for Note 2 as to which the date is August 12, 2004) expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the 2004 and 2003 related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Erie Family Life Insurance Company
Erie, Pennsylvania

We have audited the Statements of Operations, Shareholders’ Equity and Cash Flows for Erie Family Life Insurance Company (Company) for the year ended December 31, 2002. In connection with our audit of the financial statements, we also have audited the 2002 financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Erie Family Life Insurance Company for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Malin, Bergquist & Company, LLP

Erie, Pennsylvania
February 7, 2003, except for Note 2 as to which the date is August 12, 2004

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years ended December 31
	2004	2003	2002
Revenues
Net policy revenue:
Life premiums	$53,184	$52,045	$48,070
Group life and other premiums	3,364	3,887	3,059

Total net policy revenue	56,548	55,932	51,129

Net investment income	80,624	78,725	67,461
Net realized gains (losses) on investments	9,404	13,176	(9,610)
Equity in earnings of limited partnerships	2,116	1,296	3,664
Other income	1,141	844	815

Total revenues	149,833	149,973	113,459

Benefits and expenses
Death benefits	17,558	15,197	15,547
Interest on annuity deposits	44,276	42,178	39,720
Interest on universal life deposits	7,355	6,959	7,249
Interest on surplus notes and other affiliate interest	2,855	1,759	1,175
Surrender and other benefits	3,267	1,263	1,785
Increase in future life policy benefits	7,265	7,211	6,563
Amortization of deferred policy acquisition costs	813	7,477	7,287
Commissions	1,221	2,679	3,806
General expenses	16,311	14,881	10,950
Taxes, licenses and fees	3,620	3,064	3,156

Total benefits and expenses	104,541	102,668	97,238

Income before income taxes	45,292	47,305	16,221

Provision for federal income taxes	15,660	14,818	5,636

Net income	$29,632	$32,487	$10,585

Net income per share	$3.14	$3.44	$1.12

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands)

	As of December 31
	2004	2003
Assets
Investments
Fixed maturities at fair value (amortized cost of $1,297,913 and $1,203,607, respectively)	$1,366,898	$1,280,327
Equity securities at fair value (cost of $59,426 and $56,608, respectively)	66,375	62,948
Limited partnerships (cost of $15,234 and $12,203, respectively)	15,467	12,241
Real estate mortgage loans	6,124	6,305
Real estate	1,044	1,127
Policy loans	10,671	9,951

Total investments	1,466,579	1,372,899

Cash and cash equivalents	22,446	91,667
Premiums receivable from policyholders	7,876	7,344
Reinsurance recoverable	2,527	2,960
Other receivables	319	137
Accrued investment income	16,031	15,088
Deferred policy acquisition costs	111,409	98,207
Reserve credit for reinsurance ceded	29,420	20,758
Prepaid federal income taxes	789	1,983
Other assets	4,044	18,520

Total assets	$1,661,440	$1,629,563

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands)

	As of December 31
	2004	2003
Liabilities and shareholders’ equity
Liabilities
Policy liabilities and accruals:
Future life and accident and health policy benefits	$124,016	$108,089
Policy and contract claims	3,153	3,653
Annuity deposits	984,870	932,553
Universal life deposits	163,489	150,421
Supplementary contracts not including life contingencies	702	579
Other policyholder funds	6,048	9,856
Deferred income taxes	48,066	46,813
Reinsurance premium due	2,581	1,875
Securities lending collateral	0	65,495
Accounts payable and accrued expenses	10,581	9,239
Notes payable to Erie Indemnity Company	40,000	40,000
Due to affiliates	4,327	3,442
Dividends payable	2,079	1,985

Total liabilities	1,389,912	1,374,000

Shareholders’ equity
Common stock, $.40 par value per share; authorized 15,000,000 shares; 9,450,000 shares issued and outstanding	3,780	3,780
Additional paid-in capital	630	630
Accumulated other comprehensive income	39,252	44,603
Retained earnings	227,866	206,550

Total shareholders’ equity	271,528	255,563

Total liabilities and shareholders’ equity	$1,661,440	$1,629,563

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years ended December 31
	2004	2003	2002
Cash flows from operating activities
Premiums collected	$52,721	$51,942	$55,077
Net investment income received	83,792	78,295	68,096
Miscellaneous income	1,141	844	814
Benefits to policyholders	(72,991)	(65,485)	(63,548)
Commissions paid to agents	(6,013)	(14,300)	(12,398)
Salaries and wages paid	(12,663)	(11,408)	(11,485)
General operating expenses paid	(12,223)	(11,358)	(10,607)
Taxes, licenses and fees paid	(3,455)	(2,934)	(3,300)
Interest paid	(2,850)	(1,757)	(1,175)
Income taxes (paid) recovered	(10,332)	(12,426)	1,329

Net cash provided by operating activities	17,127	11,413	22,803

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(297,259)	(554,355)	(551,582)
Equity securities	(9,444)	(13,675)	(31,246)
Limited partnerships	(5,913)	(2,560)	(6,199)
Sales/maturities of investments:
Sales of fixed maturities	179,894	228,277	152,474
Calls/maturities of fixed maturities	43,624	111,713	115,099
Equity securities	6,650	20,841	59,963
Limited partnerships	5,036	7,965	10,952
(Decrease) increase in collateral from securities lending	(65,495)	23,826	(7,290)
Purchase of computer software	(188)	0	0
Net mortgage loans	181	871	182
Net policy loans	(720)	(435)	(637)

Net cash used in investing activities	(143,634)	(177,532)	(258,284)

Cash flows from financing activities
Annuity and supplementary contract deposits and interest	123,019	186,379	215,255
Annuity and supplementary contract surrenders and withdrawals	(70,579)	(57,547)	(48,410)
Universal life deposits and interest	19,729	20,285	19,426
Universal life surrenders	(6,661)	(5,415)	(5,434)
Proceeds from issuance of long-term debt	0	25,000	0
Dividends paid to shareholders	(8,222)	(7,938)	(7,796)

Net cash provided by financing activities	57,286	160,764	173,041

Net decrease in cash and cash equivalents	(69,221)	(5,355)	(62,440)
Cash and cash equivalents at beginning of year	91,667	97,022	159,462

Cash and cash equivalents at end of year	$22,446	$91,667	$97,022

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2004, 2003, and 2002
(dollars in thousands, except per share data)

				Accumulated
	Total			Other		Additional
	Shareholders’	Comprehensive	Retained	Comprehensive	Common	Paid-in
	Equity	Income	Earnings	Income	Stock	Capital
Balance, December 31, 2001	$200,822		$179,354	$17,058	$3,780	$630

Comprehensive income:
Net income	10,585	$10,585	10,585
Unrealized appreciation of investments, net of tax and adjustments to deferred acquisition costs	13,719	13,719		13,719

Comprehensive income		$24,304

Dividends declared, $0.84 per share	(7,938)		(7,938)

Balance, December 31, 2002	217,188		182,001	30,777	3,780	630

Comprehensive income:
Net income	32,487	$32,487	32,487
Unrealized appreciation of investments, net of tax and adjustments to deferred acquisition costs	13,826	13,826		13,826

Comprehensive income		$46,313

Dividends declared, $0.84 per share	(7,938)		(7,938)

Balance, December 31, 2003	255,563		206,550	44,603	3,780	630

Comprehensive income:
Net income	29,632	$29,632	29,632
Unrealized depreciation of investments, net of tax and adjustments to deferred acquisition costs	(5,351)	(5,351)		(5,351)

Comprehensive income		$24,281

Dividends declared, $0.88 per share	(8,316)		(8,316)

Balance, December 31, 2004	$271,528		$227,866	$39,252	$3,780	$630

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Erie Family Life Insurance Company (the Company), a Pennsylvania-domiciled life insurer, is engaged in the business of underwriting and selling nonparticipating individual and group life insurance policies, annuities and disability income products. The Company markets its products through independent agents in 10 states and the District of Columbia and is subject to supervision and regulations of the states in which it operates. A majority of the Company’s business is written in Pennsylvania, Ohio, Maryland and Virginia. See also Note 15.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the second quarter of 2004, the Company completed a comprehensive analysis of its deferred acquisition costs asset. In completing the analysis, the Company determined that amounts previously reported for deferred acquisition costs and related amortization were incorrectly determined due to errors in the underlying computations. In order to correct these errors, prior to the filing of the Company’s second quarter 2004 Form 10-Q, the Company restated the first quarter Form 10-Q and the 2003 Form 10-K. The impact of the restatement to net income and net income per share for the years ended December 31, 2003 and 2002, and deferred policy acquisition costs and shareholders’ equity as of December 31, 2003 and 2002 follows:

	2003	2002
	(dollars in thousands, except per share data)
As originally reported:
Net income	$34,346	$8,840
Net income per share	$3.63	$0.94
As restated:
Net income	$32,487	$10,585
Net income per share	$3.44	$1.12

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

	December 31,	December 31,
	2003	2002
	(dollars in thousands)
As originally reported:
Deferred policy acquisition costs	$103,874	$104,065
Shareholders’ equity	$259,247	$224,447
As restated:
Deferred policy acquisition costs	$98,207	$92,897
Shareholders’ equity	$255,563	$217,188

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) that differ from statutory accounting practices (SAP) prescribed or permitted for insurance companies by state regulatory authorities. For differences between GAAP and SAP, see Note 16.

Reclassifications

Certain amounts previously reported in the 2003 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings or total shareholders’ equity.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to valuation of investments, policy acquisition costs and reserves for policy liabilities. While management believes its estimates are appropriate, the ultimate amounts may differ from the estimates provided. The methods for making these estimates are continually reviewed and any adjustments considered necessary are reflected in current earnings.

Investments

Fixed maturities and marketable equity securities are classified as available-for-sale. Equity securities consist of nonredeemable preferred stock while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reflected in shareholders’ equity in accumulated other comprehensive income. Realized gains and losses on sales of investments are recognized in income on the specific identification method. There are no securities classified as trading securities or held-to-maturity securities.

Limited partnerships include U.S. and foreign real estate and mezzanine debt investments. These partnerships are recorded using the equity method, which is the Company’s share of the carrying value of the partnership. Unrealized gains and losses on limited partnerships are reflected in shareholders’ equity in accumulated other comprehensive income, net of deferred taxes. The Company has not guaranteed any of the partnership liabilities.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

Mortgage loans on commercial real estate are recorded at unpaid balances, adjusted for amortization of premium or discount. Valuation allowances, if needed, are provided for impairment in net realizable value based on periodic valuations.

Policy loans are recorded at unpaid balances.

Interest and dividend income is recorded as earned. Bond premiums and discounts are amortized and accreted. These adjustments are included in investment income.

For the mortgage-backed bond portion of the fixed maturity securities portfolio, the Company recognizes income using a constant effective yield method based on anticipated prepayments and the estimated economic life of the securities. If actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security, with the corresponding adjustment included as part of investment income.

All investments are evaluated monthly for other-than-temporary impairment loss. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: 1) the extent and duration to which fair value is less than cost, 2) historical operating performance and financial condition of the issuer, 3) near term prospects of the issuer and its industry, 4) specific events that occurred affecting the issuer, including a ratings downgrade, and 5) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. An investment which is deemed impaired is written down to its estimated net realizable value. For all investments except limited partnerships, the impairment charge is included as a realized loss in the Statements of Operations. For limited partnerships, the impairment charge is included as a component of equity in earnings of limited partnerships in the Statements of Operations.

Cash equivalents are comprised of investments in bank money market funds and short-term bonds, which mature in 90 days or less at the date of acquisition, and approximate fair value.

The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board released Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in 2003 with disclosure requirements ratified the same year. In March 2004, the remaining guidance was ratified to be effective for annual periods ending after June 15, 2004. In October 2004, the effective date of certain application paragraphs was delayed pending further discussion by the Task Force. EITF 03-1 provides guidance to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company meets the disclosure requirements of EITF 03-1. The impact of the application guidance of EITF 03-1 on the Company’s operations and financial position will not be known until the final issue is adopted.

Deferred policy acquisition costs (DAC) asset

The Company incurs significant costs in connection with acquiring new business, principally commissions and policy issue and underwriting expenses. Acquisition costs, which vary with and are primarily related to the production of new business, are deferred as an asset and amortized over the estimated lives of the policies. At each balance sheet date, the Company evaluates the value of this asset in light of historical and expected future gross premiums and profits on its insurance and annuity products.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

In accordance with Financial Accounting Standard (FAS) 60, Accounting and Reporting by Insurance Enterprises, the DAC related to traditional life insurance products is amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves. Assumptions used for a specific issue year are “locked-in;” therefore, amortization in subsequent years is not adjusted for changing assumptions.

In accordance with FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, the DAC related to universal life products and deferred annuities is amortized in relation to the expected gross profits from projected investment, mortality and expense margins and surrender charges of the policies over a specified period. This specified period is 30 years for universal life and 20 years for deferred annuities. Both historical and anticipated investment returns, including realized gains and losses, from the investment of policyholder funds are considered in determining the amortization of deferred policy acquisition costs. GAAP requires that changes in expected future gross profits on the annuity and universal life products cause the DAC amortization rate to be revised retroactively, or “unlocked”, to the date of policy issuance. The cumulative change in DAC related to prior periods is recognized as a component of the current period’s DAC amortization, along with DAC amortization associated with the actual gross profits of the current period. Lower actual gross profits in a period would typically result in less DAC amortization in that period, whereas higher actual gross profits would result in more amortization in the period. However, if lower gross profits were expected to continue into the future, additional amortization of the existing DAC asset may occur. See Note 5 for a discussion on the retrospective adjustment made in 2004 to the DAC amortization.

The Company periodically reviews the DAC asset to determine if it continues to be recoverable from future premiums or profits. If less than the full amount of DAC is determined to be recoverable, a portion of such costs are expensed at the time of determination. The amount of DAC considered recoverable would be reduced in the near term if the estimate of future gross premiums or profits were to be reduced. The amount of DAC amortization may be revised if any of the estimates discussed above are revised.

In accordance with FAS 97, DAC is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in accumulated other comprehensive income.

Insurance liabilities

Liabilities for life insurance and income-paying annuity future policy benefits are computed primarily by the net level premium method with assumptions as to anticipated mortality, withdrawals, lapses and investment yields. Disability income reserves are calculated as two-year preliminary term mid-terminal reserves plus unearned premium reserves plus claim reserves. Deferred annuity future policy benefit liabilities are established at accumulated values without reduction for surrender charges. Reserves for universal life plans are based on the contract account balance. Variations are inherent in such calculations due to the estimates and assumptions necessary in the calculations. Interest rate assumptions for noninterest-sensitive life insurance range from 3.50% to 4.00% on policies issued in 1980 and prior years and 5.00% to 7.25% on policies issued in 1981 and subsequent years. Mortality and withdrawal assumptions are based on tables typically used in the industry, modified to reflect actual experience where appropriate.

The liability for policy and contract claims represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of (a) claims that have been reported to the insurer and (b) claims related to insured events that have occurred but that have not yet been reported to the insurer as of the date the liability is estimated.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

Universal life and annuity deposits are credited with varying interest rates determined at the discretion of the Company subject to certain minimums. Interest rates credited on deposits during the year were as follows:

	2004	2003	2002
Annuity	3.00%–4.70%	3.00%–4.80%	4.00%–6.00%
Universal Life	4.25%–5.00%	4.25%–6.00%	5.25%–6.75%

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

The Company’s estimated liability for guaranty fund and other assessments was $0.7 million at both December 31, 2004 and 2003. The estimated asset for credit against future premium taxes was $0.5 million at December 31, 2004 and 2003.

Recognition of premium revenues and losses

Premiums on traditional life insurance products are recognized as earned when due. Reserves for future policy benefits are established as premiums are earned. Premiums received for annuity and universal life products are not reported as revenue, but as deposits, and included in liabilities for annuity and universal life deposits in accordance with FAS 97. For universal life products, revenue is recognized as amounts are assessed against the policyholder’s account for mortality coverage and contract expenses. The primary source of revenue on annuity deposits is derived from the interest earned by the Company, which is reflected in net investment income and interest on annuity deposits. Disability income premiums are recognized as revenue pro rata over the terms of the contracts.

Reinsurance

Reinsurance transactions are recorded on a basis consistent with FAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” Reinsurance premiums and commissions and expense reimbursements on reinsurance ceded are accounted for on a basis consistent with those used in accounting for the underlying reinsured policies. Premiums, commissions and expense reimbursements, and benefits to policyholders ceded to other companies have been reported as a reduction of “Net Policy Revenue”, “Death Benefits”, “Increase in Future Life Policy Benefits”, and “Commissions” on the Statements of Operations.

Expense reimbursements received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs. Amounts recoverable from reinsurers for future policy

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

benefits are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are recorded as an asset under “Reserve Credit for Reinsurance Ceded” on the Statements of Financial Position. Amounts recoverable for incurred claims and expense reimbursements are included as an asset under “Reinsurance Recoverable” in the Statements of Financial Position.

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

Software development costs

Software development costs have been capitalized and included in other assets. Total software development costs are being amortized on a straight-line basis over the expected useful life of the asset. The carrying value of this asset at December 31, 2004 and 2003, was $1.2 million and $1.4 million, respectively.

Earnings per share

Earnings per share amounts are based on the weighted average number of common shares outstanding during each of the respective years.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS

The following tables summarize the cost and market value of available-for-sale securities at December 31, 2004 and 2003:

		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
December 31, 2004	Cost	Gains	Losses	Fair Value
Fixed maturities
Bonds:
U.S. treasuries and government agencies	$60,126	$1,048	$98	$61,076
Public utilities	160,516	11,313	219	171,610
U.S. banks, trusts and insurance companies	193,461	9,148	709	201,900
U.S. industrial and miscellaneous	566,633	34,721	976	600,378
Mortgage-backed securities	157,289	3,713	609	160,393
Asset-backed securities	10,946	348	77	11,217
Foreign	141,926	12,080	686	153,320

Total bonds	1,290,897	72,371	3,374	1,359,894

Redeemable preferred stock	7,016	94	106	7,004

Total fixed maturities	1,297,913	72,465	3,480	1,366,898

Equity securities
Nonredeemable preferred stock:
U.S. banks, trusts and insurance companies	19,909	2,078	2	21,985
U.S. industrial and miscellaneous	18,801	1,873	0	20,674
Foreign	20,716	3,000	0	23,716

Total equity securities	59,426	6,951	2	66,375

Total fixed maturities and equity securities	$1,357,339	$79,416	$3,482	$1,433,273

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
December 31, 2003	Cost	Gains	Losses	Fair Value
Fixed maturities
Bonds:
U.S. treasuries and government agencies	$61,176	$1,543	$37	$62,682
Public utilities	141,154	10,377	528	151,003
U.S. banks, trusts and insurance companies	158,731	9,358	836	167,253
U.S. industrial and miscellaneous	547,363	41,077	776	587,664
Mortgage-backed securities	145,394	3,622	182	148,834
Asset-backed securities	5,032	330	0	5,362
Foreign	137,741	13,314	933	150,122

Total bonds	1,196,591	79,621	3,292	1,272,920

Redeemable preferred stock	7,016	391	0	7,407

Total fixed maturities	1,203,607	80,012	3,292	1,280,327

Equity securities
Nonredeemable preferred stock:
Public utilities	1,864	136	0	2,000
U.S. banks, trusts and insurance companies	13,909	1,921	0	15,830
U.S. industrial and miscellaneous	17,119	1,775	20	18,874
Foreign	23,716	2,528	0	26,244

Total equity securities	56,608	6,360	20	62,948

Total fixed maturities and equity securities	$1,260,215	$86,372	$3,312	$1,343,275

Components of net investment income follow for the years ended December 31:

(in thousands)	2004	2003	2002

Fixed maturities	$75,078	$72,139	$58,933
Equity securities	4,539	5,323	5,999
Cash equivalents and other	1,847	2,051	3,296

Total investment income	81,464	79,513	68,228

Less: Investment expense	840	788	767

Net investment income	$80,624	$78,725	$67,461

Components of realized gains and losses on investments reflected in operations for the years ended December 31 are included below. There were no impairment charges in 2004. Included in 2003 gross

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

realized losses of fixed maturities are impairment charges totaling $3.4 million. These charges related primarily to investments in the communications, energy and finance sectors. Included in 2002 gross realized losses of fixed maturities and equity securities are impairment charges totaling $25.8 million. These charges related primarily to investments in the communications, energy and finance sectors.

(in thousands)	2004	2003	2002
Fixed maturities:
Gross realized gains	$10,200	$19,411	$10,008
Gross realized losses	(855)	(6,081)	(26,400)

Net realized gains (losses)	9,345	13,330	(16,392)

Equity securities:
Gross realized gains	176	379	13,308
Gross realized losses	(117)	(533)	(5,276)

Net realized gains (losses)	59	(154)	8,032

Limited partnerships:
Gross realized gains	0	0	452
Gross realized losses	0	0	(1,702)

Net realized losses	0	0	(1,250)

Net realized gains (losses) on investments	$9,404	$13,176	($9,610)

Investments at carrying value in limited partnerships consisted of the following at December 31:

(in thousands)	2004	2003

Real estate	$14,346	$11,250
Mezzanine debt	1,121	991

Total limited partnerships	$15,467	$12,241

The components of equity in earnings of limited partnerships reported for the years ended December 31 are reflected below. Impairment charges on mezzanine debt partnerships of $2.0 million and $1.0 million in 2003 and 2002, respectively, are included in equity in earnings of limited partnerships in the Statements of Operations. There were no impairment charges in 2004.

(in thousands)	2004	2003	2002

Real estate	$2,012	$2,790	$4,136
Mezzanine debt	104	(1,494)	(472)

Equity in earnings of limited partnerships	$2,116	$1,296	$3,664

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

The amortized cost and estimated fair value of fixed maturities at December 31, 2004 by remaining contractual term to maturity are shown below. Mortgage-backed securities are allocated based on their stated maturity dates. Actual cash flows may differ from those stated as a result of calls, prepayments or defaults.

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$30,259	$30,452
Due after one year through five years	180,380	187,126
Due after five years through 10 years	631,685	667,218
Due after 10 years through 20 years	242,995	254,047
Due after 20 years	212,594	228,055

Total fixed maturities	$1,297,913	$1,366,898

Fixed maturities and equity securities in a gross unrealized loss position at December 31, 2004 are as follows. Data is provided by length of time securities were in a gross unrealized loss position.

	Unrealized	Amortized	Estimated	Number of
(dollars in thousands)	Loss	Cost	Fair Value	Holdings
Six months or less	($962)	$133,012	$132,050	47
Six to 12 months	(1,515)	86,470	84,955	30
12 to 18 months	(997)	29,638	28,641	13
Greater than 18 months	(8)	1,820	1,812	1

	($3,482)	$250,940	$247,458	91

No investments in an unrealized loss position at December 31, 2004, had experienced a decline in market value that was considered by management to be significant and other-than-temporary, based on Company policy. There were no market conditions, industry characteristics or fundamental operating results of a specific issuer that suggested other-than-temporary impairment of any of the investments held at December 31, 2004.

At December 31, 2004, net unrealized gains on investments of $39.2 million consisted of $79.6 million in gross unrealized gains, less $3.5 million in gross unrealized losses, less $15.8 million in other related offsets and deferred taxes of $21.1 million.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

Changes in net unrealized gains include the following for the years ended December 31:

(in thousands)	2004	2003	2002
Fixed maturities	($7,735)	$3,663	($14,240)
Equity securities	609	23,490	41,460
Limited partnerships	194	338	143
Deferred policy acquisition costs	(1,300)	(6,219)	(6,256)
Deferred federal income tax	2,881	(7,446)	(7,388)

(Decrease) increase in net unrealized gains	($5,351)	$13,826	$13,719

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower in return. Company policy requires collateral equal to 102% of the fair value of the loaned securities. The Company maintains full ownership rights to the securities loaned and continues to earn interest on them. In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest received on these short-term investments with the lending agent. Revenue received for the years ended December 31, 2004 and 2003, related to this program, totaled $0.1 million for each year. The Company had no loaned securities at December 31, 2004 and loaned securities with a market value of $64.1 million and secured collateral of $65.5 million at December 31, 2003. The Company has incurred no losses on the loan program since the program’s inception.

Bonds having a fair value of $2.1 million at December 31, 2004, were on deposit with various regulatory authorities as required by law. Bonds having a fair value of $15.4 million are pledged as collateral on a $10 million line of credit with a bank. There were no borrowings on the line during 2004 and 2003.

See Note 6 for fair value basis of investments.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 5. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are summarized as follows:

(in thousands)	2004	2003	2002
Balance at beginning of year	$98,207	$92,897	$84,419
Additions:
Commissions	5,935	9,448	10,894
General expenses	9,308	9,503	10,909
Taxes, licenses and fees	72	55	218

	15,315	19,006	22,021
Amortization	(813)	(7,477)	(7,287)
Effect of unrealized investment gains	(1,300)	(6,219)	(6,256)

Balance at end of year	$111,409	$98,207	$92,897

Annuity considerations collected in 2004 were significantly lower than in 2003 and 2002, resulting in a decrease in commission amounts capitalized in DAC. Additions to DAC relating to annuities were $1.4 million, $4.4 million and $6.9 million in 2004, 2003 and 2002, respectively.

During 2004, the Company unlocked certain assumptions used to determine DAC for its universal life and fixed annuity products. As a result of unlocking these assumptions in 2004, the DAC asset was increased and the amortization of DAC was decreased by $7.2 million. Approximately $4.8 million of this amount resulted from updating universal life mortality assumptions to best estimates in light of substantially more favorable claims expectations than originally reflected in the DAC amortization models. Another $1.9 million resulted from increasing the interest spread assumption on universal life policies to reflect anticipated investment earnings rates and actual crediting practices in recent years.

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair value for financial instruments were determined from market information and if necessary from quotations provided by broker-dealers. Certain financial instruments, including insurance contracts other than financial guarantees and investment contracts, are exempt from fair value disclosure requirements. The following methods were used in estimating fair value.

Cash and cash equivalents: The carrying amounts approximate their fair value.

Fixed maturities and equity securities: For equity securities, fair values were based on quoted market prices. For fixed maturities, fair values were obtained from independent pricing services. For the few securities where an independent service provides no price, broker-dealer quotations are used.

Limited partnerships: Estimated fair market values of the limited partnerships are provided to the Company by the general partner of that partnership.

Policy loans and real estate mortgage loans: For policy loans and real estate mortgage loans, carrying value is representative of estimated fair value.

Trading assets and trading liabilities: The carrying value of these assets and liabilities arising in the ordinary course of business approximates their fair values.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

Annuity deposits: Included in this category are deferred annuity contracts. The Company retains the right to change interest rates subject to a one-year guaranteed interest rate and a minimum interest rate provided in the contract. To the extent that current market rates are below the guaranteed minimum interest rate, the fair value of these contracts may exceed the carrying value. To the extent that surrender charges apply to account balances, the fair value of these contracts may be below the carrying value. The carrying value of these contracts totaled $688.5 million and $648.8 million as of December 31, 2004 and 2003, respectively, while the estimated fair value of these contracts totaled $698.0 million and $677.7 million, respectively.

Annuity payouts: Included in this category are annuity contracts that the policyholder cannot surrender at any time and for which the policyholder is locked into a benefit payment schedule for the duration of the contract. These contracts provide benefits that are either guaranteed or contingent upon the survival of the annuitant. Fair values of these contracts were estimated using discounted project cash flows based upon U.S. Treasury spot rates. At December 31, 2004 and 2003, the carrying value of these contracts totaled $296.4 million and $283.7 million, respectively, while the estimated fair value of these contracts totaled $334.5 million and $328.3 million, respectively.

Universal life deposits: The Company retains the right to change interest rates on its universal life deposits subject to minimum interest rates provided in the policy. The Company also retains the right to change the expense and cost of insurance charges that are deducted from universal life deposits, subject to maximum amounts provided in the policy. As a result, the carrying value of these policies approximates their fair value.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive (loss) income, which includes unrealized (depreciation) appreciation of investments, net of tax and deferred acquisition costs.

The components of other changes to comprehensive income for the years ended December 31 are as follows:

(in thousands)	2004	2003	2002
Unrealized holding gains arising during period, net of offsets to shadow deferred acquisition costs	$1,172	$34,448	$11,497
Less: (gains) losses included in net income	(9,404)	(13,176)	9,610

Net unrealized holding (losses) gains arising during period, net of offsets to shadow deferred acquisition costs	(8,232)	21,272	21,107
Income tax benefit (expense) related to unrealized (losses) gains	2,881	(7,446)	(7,388)

Changes in other comprehensive income, net of tax	($5,351)	$13,826	$13,719

The “Accumulated Other Comprehensive Income” balances of $39.3 million and $44.6 million as of December 31, 2004 and 2003, respectively, in the Statements of Financial Position relate entirely to the unrealized appreciation of investments, net of tax and deferred acquisition costs.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 8. LIABILITY FOR UNPAID POLICY AND CONTRACT CLAIMS

Activity in the liability for unpaid policy and contract claims is as follows:

(in thousands)	2004	2003	2002
Balance at January 1	$3,653	$2,362	$1,950
Less reinsurance recoverables	(2,106)	(915)	(1,022)

Net balance at January 1	1,547	1,447	928

Total death claims incurred	17,558	15,197	15,547
Total death claims paid, net of reinsurance recoveries	17,449	15,097	15,027

Net balance at December 31	1,656	1,547	1,448
Plus reinsurance recoverables	1,497	2,106	914

Balance at December 31	$3,153	$3,653	$2,362

NOTE 9. ANNUITY AND UNIVERSAL LIFE DEPOSITS

The Company offers, among other products, annuity and universal life insurance. The amount received as deposits for each of the years ended December 31 are as follows:

(in thousands)	2004	2003	2002
Universal life	$12,374	$13,326	$12,176
Annuity	78,572	144,202	175,509

Total	$90,946	$157,528	$187,685

See Note 11 for sales of annuity products to affiliates.

NOTE 10. FEDERAL INCOME TAXES

The provision for federal income taxes consists of the following for the years ended December 31:

(in thousands)	2004	2003	2002
Currently due	$11,526	$13,118	$4,504
Deferred	4,134	1,700	1,132

Total	$15,660	$14,818	$5,636

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rates to pretax income is as follows:

(in thousands)	2004	2003	2002
Federal income taxes at statutory rates	$15,852	$16,557	$5,677
Dividends received deduction and tax-exempt interest	(1)	(3)	(18)
Other	(191)	(1,736)	(23)

Provision for federal income taxes	$15,660	$14,818	$5,636

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

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income tax assets and liabilities for the years ended December 31 are as follows:

(in thousands)	2004	2003
Deferred tax assets:
Liabillity for future life and annuity policy benefits	($9,464)	($9,656)
Write-down of investments	(509)	(2,242)
Deferred compensation	(1,462)	(1,245)
IRS audit adjustments of prior years	(1,252)	(0)

Total deferred tax assets	(12,687)	(13,143)

Deferred tax liabilities:
Deferred policy acquisition costs	38,284	33,717
Unrealized gains on investments	21,136	23,982
Other	1,333	2,257

Total deferred tax liabilities	60,753	59,956

Net deferred income tax liability	$48,066	$46,813

NOTE 11. RELATED PARTY TRANSACTIONS

Expense allocations

Allocations from EIC for operating expenses paid on behalf of the Company are made on a monthly basis. The Company reimburses EIC when the expenses are paid. The amount of these cash settlements for the Company totaled $28.9 million, $26.1 million and $23.8 million in 2004, 2003 and 2002, respectively.

The employees of the Company participate in the pension and other employee benefit plans of EIC. The pension benefits are based on years of service and salary. Pension costs are funded by EIC in amounts

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

sufficient to at least meet ERISA minimum funding requirements. The Company, through EIC, also participates in certain deferred compensation and supplemental pension plans for certain executive and senior officers. The amounts recorded by the Company for the deferred compensation and supplemental pension plan totaled $1.1 million, $1.1 million and $0.7 million at December 31, 2004, 2003 and 2002, respectively, which are settled in cash to EIC as payments are made under these plans. The pension and related benefit costs allocated to the Company from EIC equaled $0.6 million, $0.2 million and $0 in 2004, 2003 and 2002, respectively.

In 2004 the Company established an agent bonus program. The bonus is calculated based on various factors including levels of life commissions paid to an agency and an agency’s property/casualty insurance production levels. The amount recorded by the Company for this bonus program in 2004 totaled $2.0 million. This amount will be settled in cash to EIC when the bonuses are paid in the first quarter of 2005.

Notes payable to EIC

The Company has $40 million due to EIC in the form of two surplus notes. The notes may be repaid only out of unassigned surplus of EFL. The first note, in the amount of $15 million, bears an annual interest rate of 6.45%. Interest on the note is scheduled to be paid semi-annually. The note is payable on demand on or after December 31, 2005. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest paid on this note totaled $1.0 million in 2004, 2003 and 2002.

The second note was issued in 2003 for an additional $25 million. This surplus note bears an annual interest rate of 6.70% and is scheduled to be paid semi-annually. The surplus note is payable on demand on or after December 31, 2018. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest paid on this note totaled $1.7 million and $0.6 million in 2004 and 2003, respectively.

Real estate

The Company owns certain real estate it leases to EIC. The real estate is recorded net of accumulated depreciation of $1.8 million and $1.7 million at December 31, 2004 and 2003, respectively. Rentals paid by EIC to the Company totaled $0.3 million each year in 2004, 2003 and 2002, respectively.

Future minimum rentals under this agreement are as follows:

Year ending
December 31	(in thousands)

2005	$331
2006	337
2007	341
2008	114

Total	$1,123

Software and equipment

EIC purchased certain software and equipment for use by the Company. Depreciation and applicable interest are charged to the Company throughout the estimated useful life of the asset and is included in general expenses. Depreciation and interest charged the Company in 2004, 2003 and 2002 amounted to $0.7 million in each of the three years.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

Annuities sold to affiliates

The Erie Insurance Group Retirement Plan for employees purchases from the Company individual annuities for some terminated vested employees or beneficiaries receiving benefits. These are nonparticipating annuity contracts under which the Company has unconditionally contracted to provide specified benefits to beneficiaries in return for a fixed premium from the plan. Due to the current interest rate environment, the Erie Insurance Group Retirement Plan for employees did not purchase any annuities from the Company in 2004 or 2003. Annuity deposits in 2002 included $0.1 million of deposits on annuity contracts purchased by the Erie Insurance Group Retirement Plan for employees. Annuity deposit balances outstanding relating to pension annuities sold to the Erie Insurance Group Retirement Plan are $43.0 million and $45.0 million at December 31, 2004 and 2003, respectively.

The Erie Insurance Group 401(k) plan for employees includes an investment option in a Company annuity. Annuity deposits in 2004, 2003 and 2002 included $2.3 million, $2.6 million and $2.2 million, respectively, of deposits on annuity contracts purchased by Erie Insurance Group employees through the 401(k) plan. Annuity deposit balances outstanding relating to 401(k) annuities sold to employees are $30.2 million and $28.0 million at December 31, 2004 and 2003, respectively.

The Erie Insurance Group affiliated property/casualty insurance companies periodically purchase annuities from the Company in connection with the structured settlement of claims. Considerations recorded in annuity deposits in the Statements of Financial Position from structured settlement annuities sold to affiliated property/casualty companies of the Erie Insurance Group totaled $20.5 million, $20.9 million and $18.6 million in 2004, 2003 and 2002, respectively. The reserves held for structured settlement annuities sold to the affiliated property/casualty insurance companies equal $213.7 million and $201.9 million at December 31, 2004 and 2003, respectively.

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

In 2004, the Company evaluated the net asset balance due from the Pennsylvania Employees Group Life Insurance (PEGLI) pool. PEGLI is a voluntary reinsurance pool that provides reinsurance coverage to primary insurers who insure Commonwealth of Pennsylvania employees upon their retirement. The Company was a participant in this pool for a number of years. Beginning July 1, 2001, the Company discontinued accepting new business from the PEGLI pool. The Company continued carrying a balance on the Statement of Financial Position for its share of the assets and liabilities of the PEGLI pool prior to July 1, 2001, however, the Company’s inability to obtain reliable accounting information as to the Company’s share of the pool assets and liabilities during 2004 raised concern over the recoverability of the net asset. During the fourth quarter of 2004, management made the decision to write off the value of the PEGLI net asset and a charge of $2.0 million, or $0.14 per share after taxes, was made to earnings.

Included in the reinsurance treaties are provisions for expense allowances to be provided to the Company by the reinsurer. These allowances are intended to help offset policy acquisition and maintenance costs incurred by the Company. The rate of reimbursement varies from reinsurer to reinsurer. The Company put in place a new ceded arrangement for new issues under certain of its Target Term plans as of January 1, 2005. This change is not expected to have a material impact on the Company’s financial statements in future periods.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

Net life insurance in force as of December 31 is summarized as follows:

(in thousands)	2004	2003	2002
Direct life insurance in force	$30,086,967	$27,077,945	$23,198,178
Amounts ceded to other companies	(12,478,433)	(9,788,882)	(7,043,035)

Net in force	$17,608,534	$17,289,063	$16,155,143

The Company’s retention limit is $300,000 per life for individual coverage. For its disability income product, the Company has a 50% coinsurance agreement with its reinsurer. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali), which reinsures a portion of the Company’s life and accident and health business. Policy revenue ceded to Generali totaled $10.3 million, $8.2 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the amount of in-force life insurance ceded to Generali totaled approximately $6.7 billion and $5.6 billion, respectively.

The Company’s most popular insurance products, ERIE Flagship Term2 and ERIE Target Term are reinsured 50% and 90%, respectively, with nonaffiliated reinsurers. Sales of ERIE Flagship Term, ERIE Flagship Term2 and the ERIE Target Term continue to result in increased ceded reinsurance balances. Total direct life insurance in force on these products was $17.4 billion, $13.9 billion, and $9.5 billion in 2004, 2003, and 2002, respectively. Reinsurance ceded on these products totaled $11.6 billion, $8.9 billion, and $6.1 billion in 2004, 2003, and 2002, respectively.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

The effect of ceded reinsurance in the Statements of Operations is as follows:

(in thousands)	2004	2003	2002
Revenues
Direct policy revenue	$79,035	$72,947	$63,426
Policy revenue ceded	(22,487)	(17,015)	(12,297)

Net policy revenue	56,548	55,932	51,129

Net investment income	80,624	78,725	67,461
Net realized gains (losses) on investments	9,404	13,176	(9,610)
Equity in earnings of limited partnerships	2,116	1,296	3,664
Other income	1,141	844	815

Total revenues	149,833	149,973	113,459

Benefits and Expenses
Death benefits	23,731	19,933	18,462
Reinsurance recoveries	(6,173)	(4,736)	(2,915)

Net death benefits	17,558	15,197	15,547

Interest on deposits and other policyholder benefits	54,898	50,400	48,754

Other interest	2,855	1,759	1,175

Increase in future life policy benefits	15,927	13,846	8,566
Reinsurance reserve credits	(8,662)	(6,635)	(2,003)

Net increase in future life policy benefits	7,265	7,211	6,563

Amortization of deferred policy acquistion costs	813	7,477	7,287

Commissions	10,035	10,316	10,839
Reinsurance commission allowance	(8,814)	(7,637)	(7,033)

Net commissions	1,221	2,679	3,806

General expenses, taxes, licenses, and fees	19,931	17,945	14,106

Total benefits and expenses	104,541	102,668	97,238

Income before income tax	$45,292	$47,305	$16,221

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 13. SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows for the years ended December 31 is as follows:

(in thousands)	2004	2003	2002
Cash flows from operating activities
Net income	$29,632	$32,487	$10,585
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	813	7,477	7,287
Other amortization	984	790	311
Deferred federal income tax expense	4,134	1,700	1,132
Realized (gains) losses on investments	(9,404)	(13,176)	9,610
Equity in earnings of limited partnerships	(2,116)	(1,296)	(3,664)
Increase in premiums receivable	(532)	(1,120)	(1,135)
(Increase) decrease in other receivables	(182)	1,351	(1,114)
Increase in accrued investment income	(943)	(1,735)	(1,833)
Policy acquisition costs deferred	(15,315)	(19,006)	(22,021)
Decrease in other assets	2,538	69	1,719
Decrease in prepaid federal income taxes	1,194	692	5,834
Increase in reinsurance recoverables and reserve credits	(8,229)	(8,041)	(1,941)
Increase in future policy benefits and claims	15,427	15,296	8,983
(Decrease) increase in other policyholder funds	(3,807)	(4,479)	6,361
Increase (decrease) in reinsurance premium due	706	283	(150)
Increase in accounts payable and due to affiliates	2,227	121	2,839

Net cash provided by operating activities	$17,127	$11,413	$22,803

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has outstanding commitments to invest up to $11.6 million in limited partnerships at December 31, 2004. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.

Contingencies

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s financial condition, cash flows or operations.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

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

The loss recorded in the Fixed Annuities line for the year ended December 31, 2002, is a direct result of the $24.7 million of impairment charges recognized on fixed maturity investments during 2002.

The decrease in total expenses and benefits in 2004 for the Universal Life line was primarily due to a decrease in amortization of deferred policy acquisition costs. This decrease was the result of the unlocking of certain assumptions under FAS 97 as explained in Notes 3 and 5. The total amount of the unlocking adjustment made in 2004 for universal life products decreased the amortization by $7.7 million.

The increase in Group Life and Other total expenses in 2004 was due to the $2.0 million charge related to the write off of the PEGLI net assets as discussed previously in Note 12.

	Traditional	Universal	Fixed	Group Life	Corporate
(in thousands)	Life	Life	Annuities	& Other	Account	Total
2004
Total policy revenue, net of reinsurance	$39,003	$14,181	$2	$3,362	$0	$56,548
Total net investment income and other income	6,922	9,432	56,460	205	10,862	83,881
Net realized capital gains	810	995	6,583	25	991	9,404

Total revenues	46,735	24,608	63,045	3,592	11,853	149,833
Less: Total benefits and expenses	37,767	8,630	52,595	5,239	310	104,541

Income (loss) before income taxes	$8,968	$15,978	$10,450	($1,647)	$11,543	$45,292

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

	Traditional	Universal	Fixed	Group Life	Corporate
(in thousands)	Life	Life	Annuities	& Other	Account	Total
2003
Total policy revenue, net of reinsurance	$38,695	$13,350	$5	$3,882	$0	$55,932
Total net investment income and other income	7,014	9,084	55,568	171	9,028	80,865
Net realized capital gains	1,191	1,421	9,417	29	1,118	13,176

Total revenues	46,900	23,855	64,990	4,082	10,146	149,973
Less: Total benefits and expenses	34,488	16,090	48,670	3,247	173	102,668

Income before income taxes	$12,412	$7,765	$16,320	$835	$9,973	$47,305

2002
Total policy revenue, net of reinsurance	$35,860	$12,209	$3	$3,057	$0	$51,129
Total net investment income and other income	6,495	8,361	47,120	159	9,805	71,940
Net realized capital (losses) gains	(1,547)	(1,819)	(11,198)	(38)	4,992	(9,610)

Total revenues	40,808	18,751	35,925	3,178	14,797	113,459
Less: Total benefits and expenses	33,574	16,998	44,285	2,282	99	97,238

Income (loss) before income taxes	$7,234	$1,753	($8,360)	$896	$14,698	$16,221

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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

A reconciliation of net income (loss) as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2004, 2003 and 2002, follows:

(in thousands)	2004	2003	2002
Statutory net income (loss)	$20,524	$15,404	($8,625)

Reconciling items:
Policy liabilities and accruals	1,435	1,224	3,568
Deferred policy acquisition costs, net of amortization	14,502	11,529	14,734
Investment valuation differences	1,494	6,747	3,372
GAAP deferred taxes	(4,134)	(1,700)	(1,132)
Deferred and uncollected premiums	(4,793)	(1,764)	(2,034)
Limited partnership income	856	1,295	950
Other	(252)	(248)	(248)

GAAP net income	$29,632	$32,487	$10,585

A reconciliation of shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 follows:

(in thousands)	2004	2003
Statutory shareholders’ equity	$136,021	$124,633

Reconciling items:
Asset valuation and interest maintenance reserves	34,277	30,836
Investment valuation differences	75,932	83,060
Deferred policy acquisition costs	111,409	98,207
Surplus notes	(40,000)	(40,000)
Policy liabilities and accruals	20,283	18,848
Difference between statutory and GAAP deferred taxes	(50,276)	(48,759)
Deferred and uncollected premiums	(17,490)	(12,697)
Capitalized computer software, net of amortization	1,372	1,435

GAAP shareholders’ equity	$271,528	$255,563

The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the PA Insurance Code) amounts to $1.6 million. The Company’s total statutory capital and surplus well exceeded these minimum requirements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

The amount of dividends the Company can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10% of its statutory surplus as regards policyholders as shown on its last annual statement on file with the commissioner, or (b) the net income as reported for the period covered by such annual statement, but shall not include pro rata distribution of any class of the insurer’s own securities. Accordingly, the maximum dividend payout which may be made in 2004 without prior Pennsylvania Commissioner approval is $20.5 million. Dividends declared to shareholders totaled $8.3 million and $7.9 million in 2004 and 2003, respectively.

Bonds having a carrying value of $2.1 million at December 31, 2004, were on deposit with various regulatory authorities as required by law. The carrying value of these bonds are not material for separate disclosure on the Company’s Statements of Financial Position and are included with fixed maturities.

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following results are unaudited. In the opinion of the Company’s management, all adjustments—consisting only of normal recurring accruals—necessary for a fair presentation of the interim periods presented have been included.

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2004
Total net policy revenue	$13,979	$14,625	$14,277	$13,667
Net investment income	19,472	20,464	19,705	20,983
Net realized gains (losses) on investments	2,848	5,556	1,103	(104)
Equity in earnings of limited partnerships	155	712	203	1,047
Other income	318	238	203	382

Total revenues	36,772	41,595	35,491	35,975

Total benefits and expenses	26,316	21,728	27,874	28,624

Income before income taxes	10,456	19,867	7,617	7,351
Provision for federal income taxes	3,940	6,620	2,618	2,481

Net income	$6,516	$13,247	$4,999	$4,870

Net income per share	$0.69	$1.40	$0.53	$0.52

Comprehensive income (loss)	$21,482	($27,619)	$25,454	$4,964

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2003
Total net policy revenue	$13,089	$14,334	$13,598	$14,911
Net investment income	18,878	20,136	19,391	20,320
Net realized gains on investments	2,162	2,099	4,908	4,007
Equity in earnings (losses) of limited partnerships	280	120	1,394	(498)
Other income	177	217	264	186

Total revenues	34,586	36,906	39,555	38,926

Total benefits and expenses	26,534	24,933	24,738	26,463

Income before income taxes	8,052	11,973	14,817	12,463
Provision for federal income taxes	2,793	4,155	5,140	2,730

Net income	$5,259	$7,818	$9,677	$9,733

Net income per share	$0.56	$0.83	$1.02	$1.03

Comprehensive income (loss)	$12,533	$33,296	($4,379)	$4,862

2002
Total net policy revenue	$12,329	$13,518	$12,311	$12,971
Net investment income	14,804	17,292	16,811	18,555
Net realized gains (losses) on investments	2,054	(7,698)	(5,235)	1,269
Equity in earnings (losses) of limited partnerships	1,069	2,513	151	(69)
Other income	244	177	139	255

Total revenues	30,500	25,802	24,177	32,981

Total benefits and expenses	24,007	23,181	22,573	27,478

Income before income taxes	6,493	2,621	1,604	5,503
Provision for federal income taxes	2,245	912	558	1,921

Net income	$4,248	$1,709	$1,046	$3,582

Net income per share	$0.45	$0.18	$0.11	$0.38

Comprehensive income (loss)	($4,637)	$7,037	($14,319)	$7,585

2004:	During the second quarter, the Company unlocked certain assumptions related to determination of DAC for its universal life and fixed annuities. As a result of unlocking these assumptions, amortization of DAC was decreased by $6.5 million in the second quarter. See Note 12 for a discussion on the charge against income during the fourth quarter of 2004 relating to the PEGLI pool.

2003:	The Company recorded an adjustment to deferred income taxes during the fourth quarter of 2003. Deferred tax liabilities established in previous years to reflect potential income tax exposures were determined to be unnecessary and the amounts provided were reversed during the fourth quarter. The one-time non-cash reduction in deferred taxes increased fourth quarter earnings by $0.14 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the Registrant’s Form 10-K annual report for the year ended December 31, 2003 that was filed with the Commission on March 27, 2003, the Company appointed Ernst & Young LLP to be the Company’s independent accountants for the Company’s 2003 Financial Statements. On March 27, 2003, Malin, Bergquist & Company, LLP was dismissed as the Company’s independent auditors. The Audit Committee of the Company annually considers the selection of the Company’s independent auditors. The Audit Committee has the sole authority to engage the Company’s independent auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, except as described in the following paragraph, the Company’s disclosure controls and procedures as of December 31, 2004 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company has identified a weakness in internal control over the information systems and processes used to determine the recorded amount of actuarially determined amounts and disclosures in the financial statements. The Company has also concluded it does not have sufficient qualified actuarial resources to assure timely review and detection of errors in actuarially determined information. In the audit of the financial statements, the Company’s Independent Registered Public Accounting Firm, Ernst & Young LLP, have characterized this weakness as a material weakness, as defined under standards established by the Public Company Accounting Oversight Board (United States), which they have communicated to Company management and the Audit Committee of the Board. Company management, under the direction of the Chief Executive Officer and Chief Financial Officer, and in collaboration with the Company’s Audit Committee, has developed a plan to correct this weakness in internal control in 2005. The plan entails implementation of improved procedures and controls over actuarial systems and procedures underlying actuarial computations and balances. The plan also entails an enhanced oversight structure over actuarial functions supporting financial reporting. The plan has been reviewed with Ernst & Young LLP and progress will be monitored by Ernst & Young LLP, the Audit Committee of the Board, and Company management including the Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors, audit committee, and audit committee financial experts of the Company and
Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held on April 19, 2005 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 in response to this item.

The Company has adopted a Code of Conduct that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any person performing similar functions) and employees. The Company has filed a copy of this Code of Conduct as Exhibit 14 to Form 10–K, filed March 8, 2004. The Company has also made the Code of Conduct available on its website at http://www.erieinsurance.com.

	Age
	as of	Principal Occupation for Past Five Years and
Name	12/31/04	Positions with Erie Insurance Group

President and Chief Executive Officer

Jeffrey A. Ludrof	45	President and Chief Executive Officer of the Company, Erie Insurance Company, Erie Indemnity Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company, and Erie Insurance Company of New York since May 8, 2002; Executive Vice President–Insurance Operations of the Company 1999–May 8, 2002; Senior Vice President of the Company 1994–1999.

Executive Vice Presidents

Jan R. Van Gorder, Esq.	57	Senior Executive Vice President, Secretary and General Counsel of the Company, Erie Indemnity Company, and Erie Insurance Company since 1990 and of Flagship City Insurance Company and Erie Insurance Property & Casualty Company since 1992 and 1993, respectively, and of Erie Insurance Company of New York since 1994. Senior Vice President, Secretary and General Counsel of the Company, Erie Indemnity Company and Erie Insurance Company for more than five years prior thereto; Director—the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company, Erie Insurance Company of New York and Erie Indemnity Company.

	Age
	as of	Principal Occupation for Past Five Years and
Name	12/31/04	Positions with Erie Insurance Group
John J. Brinling, Jr.	57	Executive Vice President of the Company since December 1990. Division Officer 1984–present. Director-Erie Insurance Company of New York.

Philip A. Garcia	48	Executive Vice President and Chief Financial Officer since 1997; Senior Vice President and Controller 1993–1997. Director-Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York.

Michael J. Krahe	51	Executive Vice President–Human Development and Leadership since January 2003; Senior Vice President 1999–December 2002; Vice President 1994–1999.

Senior Vice Presidents

Douglas F. Ziegler	54	Senior Vice President, Treasurer and Chief Investment Officer of the Company since 1993.

Timothy G. NeCastro	44	Senior Vice President and Controller of the Company, Erie Insurance Company, Erie Indemnity Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York since 1997. Department Manager – Internal Audit 1996 – 1997.

ITEM 11. EXECUTIVE COMPENSATION

The answer to this item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2005 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management, is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2005 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships with Company directors is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2005 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2005 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following financial statements of the Company and the reports of independent certified public accountants are incorporated herein by reference to Item 8 of this Form 10-K.

Reports of Independent Registered Public Accounting Firms
Statements of Financial Position — December 31, 2004 and 2003
Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Notes to Financial Statements

(2)	The following financial statement schedules are included herein:

Page
Schedule I — Summary of Investments Other Than Investments in Related Parties	66

Schedule III — Supplementary Insurance Information	67

Schedule IV — Reinsurance	69

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(3)	Exhibits

See Exhibit Index on Page 70 hereof.

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

February 22, 2005	ERIE FAMILY LIFE INSURANCE COMPANY (Registrant)

/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President and CEO
(principal executive officer)

/s/ Jan R. Van Gorder

Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO
(principal financial officer)

/s/ Timothy G. NeCastro

Timothy G. NeCastro, Senior Vice President & Controller
(principal accounting officer)

Board of Directors

/s/ C. Scott Hartz

Kaj Ahlmann	C. Scott Hartz

/s/ F. William Hirt

John T. Baily	F. William Hirt

/s/ J. Ralph Borneman, Jr.	/s/ Claude C. Lilly, III

J. Ralph Borneman, Jr.	Claude C. Lilly, III

/s/ Wilson C. Cooney	/s/ Jeffrey A. Ludrof

Wilson C. Cooney	Jeffrey A. Ludrof

/s/ Patricia Garrison-Corbin	/s/ Jan R. Van Gorder

Patricia Garrison-Corbin	Jan R. Van Gorder

/s/ John R. Graham	/s/ Robert C. Wilburn

John R. Graham	Robert C. Wilburn

Susan Hirt Hagen

SCHEDULE I — SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2004
			Amount at
	Cost or		which
	Amortized	Market	Shown in the
Type of Investment	Cost	Value	Balance Sheet
	(in thousands)
Fixed Maturities Available-for-Sale

U.S. Treasuries and Government Agencies	$60,126	$61,076	$61,076
Public Utilities	160,516	171,610	171,610
U.S. Banks, Trusts, and Insurance Companies	193,461	201,900	201,900
U.S. Industrial and Miscellaneous	573,649	607,382	607,382
Mortgage-Backed Securities	157,289	160,393	160,393
Asset-Backed Securities	10,946	11,217	11,217
Foreign Governments	7,966	8,131	8,131
Foreign Banks, Trusts, and Insurance Companies	32,192	32,542	32,542
Foreign Industrial and Miscellaneous	100,913	111,007	111,007
Foreign Public Utilities	855	1,640	1,640

Total Fixed Maturities Available-for-Sale	$1,297,913	$1,366,898	$1,366,898

Equity Securities

Nonredeemable Preferred Stocks:
U.S. Banks, Trusts, and Insurance Companies	$19,909	$21,985	$21,985
U.S. Industrial and Miscellaneous	18,801	20,674	20,674
Foreign Banks, Trusts and Insurance Companies	17,716	19,771	19,771
Foreign Industrial and Miscellaneous	3,000	3,945	3,945

Total Equity Securities	$59,426	$66,375	$66,375

Limited Partnerships	$15,234	$15,467	$15,467
Mortgage Loans	6,124	6,124	6,124
Real Estate Investment Property	1,044	1,044	1,044
Policy Loans	10,671	10,671	10,671

Total Investments	$1,390,412	$1,466,579	$1,466,579

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

	At December 31,
	Deferred	Future
	Policy	Policy		Other
	Acquisition	Benefits &	Unearned	Policy
Segment	Costs	Deposits	Premium	Claims
(in thousands)
2004
Ordinary Life Insurance	$107,821	$283,861	$310	$2,866
Accident & Health	0	766	0	0
Group Life & Other	0	3,580	6	287
Annuities	3,588	984,870	0	0
Corporate	0	0	0	0

Total	$111,409	$1,273,077	$316	$3,153

2003
Ordinary Life Insurance	$91,328	$255,843	$251	$3,406
Accident & Health	0	338	0	0
Group Life & Other	0	2,908	5	247
Annuities	6,879	932,553	0	0
Corporate	0	0	0	0

Total	$98,207	$1,191,642	$256	$3,653

2002
Ordinary Life Insurance	$83,263	$228,032	$202	$2,111
Accident & Health	0	148	0	0
Group Life & Other	0	2,239	2	251
Annuities	9,634	803,675	0	0
Corporate	0	0	0	0

Total	$92,897	$1,034,094	$204	$2,362

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

	For the Years Ended December 31,
				Amortization
		Net	Benefits,	of Deferred
	Policy	Investment	Claims	Acquisition	Operating
Segment	Revenues (a)	Income (b)	& Losses	Costs	Expenses
(in thousands)
2004
Ordinary Life Insurance	$53,184	$15,017	$30,964	($2,026)	$17,459
Accident & Health	299	16	274	0	297
Group Life & Other	3,063	185	4,275	0	393
Annuities	2	54,774	44,209	2,839	5,547
Corporate	0	10,632	0	0	310

Total	$56,548	$80,624	$79,722	$813	$24,006

2003
Ordinary Life Insurance	$52,045	$15,128	$27,906	$5,597	$17,075
Accident & Health	254	8	123	0	150
Group Life & Other	3,628	161	2,670	0	304
Annuities	5	54,528	42,109	1,880	4,681
Corporate	0	8,900	0	0	173

Total	$55,932	$78,725	$72,808	$7,477	$22,383

2002
Ordinary Life Insurance	$48,070	$13,359	$29,265	$6,336	$14,971
Accident & Health	167	3	62	0	87
Group Life & Other	2,889	147	1,852	0	281
Annuities	3	44,453	39,684	951	3,650
Corporate	0	9,499	0	0	99

Total	$51,129	$67,461	$70,863	$7,287	$19,088

(a)	Net of reinsurance ceded

(b)	Net investment income is allocated based on average reserves

SCHEDULE IV — REINSURANCE

		Ceded to
	Gross	Other	Net
	Amount	Companies	Amount
(in thousands)
December 31, 2004
Life insurance in force	$30,086,966	$12,478,433	$17,608,533
Premiums for the year:
Life Insurance	75,367	22,184	53,183
Annuities	2	0	2
Accident & Health	602	303	299
Group Life & Other	3,064	0	3,064

Total Premiums	$79,035	$22,487	$56,548

December 31, 2003
Life insurance in force	$27,077,945	$9,788,882	$17,289,063
Premiums for the year:
Life Insurance	68,777	16,732	52,045
Annuities	5	0	5
Accident & Health	537	283	254
Group Life & Other	3,628	0	3,628

Total Premiums	$72,947	$17,015	$55,932

December 31, 2002
Life insurance in force	$23,198,178	$7,043,035	$16,155,143
Premiums for the year:
Life Insurance	60,132	12,063	48,069
Annuities	3	0	3
Accident & Health	402	234	168
Group Life & Other	2,889	0	2,889

Total Premiums	$63,426	$12,297	$51,129

The Company has no assumed reinsurance.

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
3.1*	Amended and Restated By-laws of Registrant

10.1**	1997 Annual Incentive Plan of Erie Indemnity Company

10.2**	Erie Indemnity Company Long-Term Incentive Plan

10.3**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.4**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.5**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.6**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.7***	Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.8***	Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Douglas F. Ziegler

10.9***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.10***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.11***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.12***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.13***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.14****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.15****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

10.16****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.17****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.18****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.19****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

10.20*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne

10.21*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder

10.22*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia

10.23*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.24*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.25*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler

10.26*****	Summary of termination benefits provided Stephen A. Milne upon voluntary termination from active employment on January 18, 2002

10.27#	Employment Agreement effective May 9, 2002 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.28#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Jan R. Van Gorder

10.29#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Philip A. Garcia

10.30#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.31#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Douglas F. Ziegler

10.32#	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Michael J. Krahe

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.33#	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Thomas B. Morgan

10.34##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.35##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.36##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.37##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.38##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Douglas F. Ziegler

10.39##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.40##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.41##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.42##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.43##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.44##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.45##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.46##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.47##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.48	Annual Incentive Plan effective March 2, 2004	74

10.49	Long-Term Incentive Plan effective March 2, 2004	82

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
14##	Code of Conduct

16#	Letter Regarding Change in Certifying Accountant

23	Consent of Independent Registered Public Accounting Firm	91

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	92

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	93

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002	94

99.1****	Audit Committee Charter

*	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1998 that was filed with the Commission on March 9, 1999.

**	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1997 that was filed with the Commission on March 11, 1998.

***	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1999 that was filed with the Commission on March 28, 2000.

****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000 that was filed with the Commission on March 19, 2001.

*****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2001 that was filed with the Commission on March 15, 2002.

#	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002 that was filed with the Commission on March 27, 2003.

##	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Original Form 10-K Annual Report for the year ended December 31, 2003 that was filed with the Commission on March 8, 2004.