Form 10-Q
period 2005-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 2005-04-27
CIK 33416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on April 15, 2005.

INDEX

ERIE FAMILY LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31,	December 31,
ASSETS	2005	2004
	(Unaudited)
Investments:
Fixed maturities at fair value (amortized cost of $1,318,068 and $1,297,913, respectively)	$1,359,516	$1,366,898
Equity securities at fair value (cost of $59,891 and $59,426, respectively)	65,912	66,375
Limited partnerships (cost of $14,640 and $15,234, respectively)	15,560	15,467
Real estate mortgage loans	6,077	6,124
Real estate	1,023	1,044
Policy loans	10,854	10,671

Total investments	1,458,942	1,466,579

Cash and cash equivalents	22,721	22,446
Premiums receivable from policyholders	7,315	7,876
Reinsurance recoverable	1,797	2,527
Other receivables	426	319
Accrued investment income	19,305	16,031
Deferred policy acquisition costs	118,886	111,409
Reserve credit for reinsurance ceded	30,491	29,420
Prepaid federal income taxes	0	789
Other assets	5,123	4,044

Total assets	$1,665,006	$1,661,440

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2005	2004
	(Unaudited)
Liabilities:
Policy Liabilities and Accruals:
Future life and accident and health policy benefits	$128,247	$124,016
Policy and contract claims	4,551	3,153
Annuity deposits	997,869	984,870
Universal life deposits	166,717	163,489
Supplementary contracts not including life contingencies	705	702
Other policyholder funds	7,091	6,048
Federal income taxes payable	1,472	0
Deferred income taxes	40,158	48,066
Reinsurance premium due	907	2,581
Accounts payable and accrued expenses	11,531	10,581
Notes payable to Erie Indemnity Company	40,000	40,000
Due to affiliates	4,716	4,327
Dividends payable	2,079	2,079

Total liabilities	1,406,043	1,389,912

Shareholders’ Equity:
Common stock, $.40 par value per share; authorized 15,000,000 shares; 9,450,000 shares issued and outstanding	3,780	3,780
Additional paid-in capital	630	630
Accumulated other comprehensive income	25,217	39,252
Retained earnings	229,336	227,866

Total shareholders’ equity	258,963	271,528

Total liabilities and shareholders’ equity	$1,665,006	$1,661,440

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
	(Dollars in thousands, except per share data)
Revenues
Net Policy Revenue:
Life premiums	$13,502	$13,112
Group life and other premiums	906	867

Total net policy revenue	14,408	13,979

Net investment income	20,306	19,472
Net realized (losses) gains on investments	(1,353)	2,848
Equity in earnings of limited partnerships	604	155
Other income	177	318

Total revenues	34,142	36,772

Benefits and Expenses
Death benefits	3,430	4,904
Interest on annuity deposits	11,027	10,910
Interest on universal life deposits	1,795	1,736
Interest on surplus notes and other affiliate interest	712	717
Surrender and other benefits	337	320
Increase in future life policy benefits	3,160	2,247
Amortization of deferred policy acquisition costs	2,254	228
Commissions	400	542
General expenses	4,611	3,878
Taxes, licenses and fees	956	834

Total benefits and expenses	28,682	26,316

Income before income taxes	5,460	10,456

Provision for income taxes	1,911	3,940

Net income	$3,549	$6,516

Net income per share	$0.38	$0.69

Dividends declared per share	$0.22	$0.22

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
	(Dollars in thousands)
Net income	$3,549	$6,516

Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period, net of offsets to shadow deferred acquisition costs	(22,945)	25,873
Less: losses (gains) included in net income	1,353	(2,848)

Net unrealized holding (losses) gains arising during period, net of offsets to shadow deferred acquisition costs	(21,592)	23,025
Income tax benefit (expense) related to unrealized (losses) gains	7,557	(8,059)

Unrealized (depreciation) appreciation of investments, net of taxes	(14,035)	14,966

Comprehensive (loss) income	($10,486)	$21,482

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
	(Dollars in thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Premiums collected	$14,232	$10,790
Net investment income received	17,406	16,480
Miscellaneous income	177	318
Benefits to policyholders	(15,470)	(18,870)
Commissions paid to agents	(469)	(1,340)
Salaries and wages paid	(4,277)	(3,326)
General operating expenses paid	(4,434)	(4,131)
Taxes, licenses and fees paid	(1,416)	(1,291)
Interest paid	(51)	(52)
Income taxes recovered	0	19

Net cash provided by (used in) operating activities	5,698	(1,403)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investments:
Fixed maturities	(72,713)	(70,733)
Equity securities	(464)	0
Limited partnerships	(1,390)	(5)
Sales/maturities of investments:
Sales of fixed maturities	35,803	49,784
Calls/maturities of fixed maturities	16,734	3,530
Limited partnerships	2,592	800
Increase in collateral from securities lending	0	13,733
Net mortgage loans	47	44
Net policy loans	(183)	(146)

Net cash used in investing activities	(19,574)	(2,993)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Annuity and supplementary contract deposits and interest	30,702	33,603
Annuity and supplementary contract surrenders and withdrawals	(17,700)	(17,966)
Universal life deposits and interest	4,749	4,820
Universal life surrenders	(1,521)	(1,807)
Dividends paid to shareholders	(2,079)	(1,985)

Net cash provided by financing activities	14,151	16,665

Net increase in cash and cash equivalents	275	12,269
Cash and cash equivalents at beginning of period	22,446	91,667

Cash and cash equivalents at end of period	$22,721	$103,936

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005.

NOTE B — RECLASSIFICATIONS

Certain amounts previously reported in the 2004 financial statements have been reclassified to conform to the current period’s presentation. Such reclassification did not impact earnings or total Shareholders’ Equity.

NOTE C — EARNINGS PER SHARE

Earnings per share amounts are based on the weighted average number of common shares outstanding during each of the respective periods.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE D — INVESTMENTS

At March 31, 2005 and 2004, marketable equity securities consist of nonredeemable preferred stock while fixed maturities consist of bonds, notes and redeemable preferred stock. Management considers all fixed maturities as available-for-sale. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred federal income taxes, reported as a separate component of Comprehensive Income and Shareholders’ Equity.

The following is a summary of available-for-sale securities:

(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2005	Cost	Gains	Losses	Fair Value

Fixed maturities
Bonds:
U.S. treasuries and government agencies	$55,118	$478	$449	$55,147
Public utilities	168,127	8,377	1,083	175,421
U.S. banks, trusts and insurance companies	205,760	7,467	1,952	211,275
U.S. industrial and miscellaneous	568,811	24,396	4,211	588,996
Mortgage-backed securities	156,229	2,215	1,738	156,706
Asset-backed securities	10,720	215	132	10,803
Foreign	146,287	9,343	1,340	154,290

Total bonds	1,311,052	52,491	10,905	1,352,638

Redeemable preferred stock	7,016	47	185	6,878

Total fixed maturities	1,318,068	52,538	11,090	1,359,516

Equity securities
Nonredeemable preferred stock:
U.S. banks, trusts and insurance companies	19,909	1,785	0	21,694
U.S. industrial and miscellaneous	18,801	1,771	1	20,571
Foreign	21,181	2,474	8	23,647

Total equity securities	59,891	6,030	9	65,912

Total fixed maturities and equity securities	$1,377,959	$58,568	$11,099	$1,425,428

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2004	Cost	Gains	Losses	Fair Value

Fixed maturities
Bonds:
U.S. treasuries and government agencies	$60,126	$1,048	$98	$61,076
Public utilities	160,516	11,313	219	171,610
U.S. banks, trusts and insurance companies	193,461	9,148	709	201,900
U.S. industrial and miscellaneous	566,633	34,721	976	600,378
Mortgage-backed securities	157,289	3,713	609	160,393
Asset-backed securities	10,946	348	77	11,217
Foreign	141,926	12,080	686	153,320

Total bonds	1,290,897	72,371	3,374	1,359,894

Redeemable preferred stock	7,016	94	106	7,004

Total fixed maturities	1,297,913	72,465	3,480	1,366,898

Equity securities
Nonredeemable preferred stock:
U.S. banks, trusts and insurance companies	19,909	2,078	2	21,985
U.S. industrial and miscellaneous	18,801	1,873	0	20,674
Foreign	20,716	3,000	0	23,716

Total equity securities	59,426	6,951	2	66,375

Total fixed maturities and equity securities	$1,357,339	$79,416	$3,482	$1,433,273

Realized gains and losses on the sale of investments are recognized in income using the specific identification method. Investments that have declined in value below cost and for which the decline is considered to be other-than-temporary by management are written down to estimated net realizable value. The impairments are made on an individual security basis and are recorded as a component of net realized (losses) gains on investments in the Statements of Operations.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

The components of net realized (losses) gains on investments as reported in the Statements of Operations are included below. Included in the first quarter of 2005 realized losses are impairment charges of $1.5 million related to a fixed maturity in the automotive industry. There were no impairment charges recorded in the first quarter of 2004.

(in thousands)	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Fixed maturities:
Gross realized gains	$1,083	$2,930
Gross realized losses	(2,441)	(93)

Net realized (losses) gains	(1,358)	2,837

Equity securities:
Gross realized gains	7	11
Gross realized losses	(2)	0

Net realized gains	5	11

Net realized (losses) gains on investments	($1,353)	$2,848

Fixed maturities and equity securities in a gross unrealized loss position at March 31, 2005 are as follows. Data is provided by length of time securities were in a gross unrealized loss position.

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Fixed maturities
U.S. treasuries and government agencies	$35,491	$419	$1,968	$30	$37,459	$449
Public utilities	41,297	716	9,429	367	50,726	1,083
U.S. banks, trusts and insurance companies	60,653	1,131	20,125	821	80,778	1,952
U.S. industrial and miscellaneous	137,976	3,166	24,007	1,045	161,983	4,211
Mortgage-backed securities	75,574	1,161	18,169	577	93,743	1,738
Asset-backed securities	0	0	2,860	132	2,860	132
Foreign	29,397	503	17,294	837	46,691	1,340

Total bonds	380,388	7,096	93,852	3,809	474,240	10,905

Redeemable preferred stock	4,681	185	0	0	4,681	185

Total fixed maturities	385,069	7,281	93,852	3,809	478,921	11,090

Equity securities
Nonredeemable preferred stock	2,998	9	0	0	2,998	9

Total equity securities	2,998	9	0	0	2,998	9

Total fixed maturities and equity securities	$388,067	$7,290	$93,852	$3,809	$481,919	$11,099

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE D — INVESTMENTS (Continued)

No investments in an unrealized loss position at March 31, 2005 had experienced a decline in market value that was considered by management to be significant and other-than-temporary based on Company policy. There were no market conditions, industry characteristics or fundamental operating results of a specific issuer that suggested other-than-temporary impairment of any of these investments held at March 31, 2005.

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower. Company policy requires collateral equal to 102% of the fair value of the loaned securities. The Company maintains full ownership rights to the securities loaned and continues to earn interest on them. In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. The Company shares a portion of the interest received on these short-term investments with the lending agent. Revenue received for the three months ended March 31, 2005 and 2004, related to this program totaled $10,025 and $27,821, respectively. The Company had no loaned securities at March 31, 2005 or December 31, 2004. The Company has incurred no losses on the loan program since the program’s inception.

Limited partnerships at March 31, 2005 include U.S. and foreign real estate and mezzanine debt investments. Real estate limited partnerships represent 93%, while mezzanine debt limited partnerships represent 7%, of the total carrying value at March 31, 2005. These partnerships are recorded using the equity method, which is the Company’s share of the carrying value of the partnership. The Company has not guaranteed any of the partnership liabilities.

The components of equity in earnings of limited partnerships as reported in the Statements of Operations are as follows:

	Three Months Ended
(in thousands)	March 31,
	2005	2004
Mezzanine Debt	$0	$20
Real Estate	604	135

	$604	$155

NOTE E — DEFERRED POLICY ACQUISITION COSTS (DAC) ASSET

The Company incurs significant costs in connection with acquiring new business, principally commissions and policy issue and underwriting expenses. Acquisition costs, which vary with and are primarily related to the production of new business, are deferred as an asset and amortized over the estimated lives of the policies. At each balance sheet date, the Company evaluates the value of this asset in light of historical and expected future gross premiums or profits on its insurance and annuity products.

In accordance with Financial Accounting Standard (FAS) 60, Accounting and Reporting by Insurance Enterprises, the DAC related to traditional life insurance products is amortized in proportion to expected premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves. Assumptions used for a specific issue year are “locked-in;” therefore, amortization in subsequent years is not adjusted for changing assumptions.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE E — DEFERRED POLICY ACQUISITION COSTS ASSET (Continued)

In accordance with FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, the DAC related to universal life products and deferred annuities is amortized in relation to the expected gross profits from projected investment, mortality and expense margins and surrender charges of the policies over a specified period. This specified period is 30 years for universal life and 20 years for deferred annuities. Both historical and anticipated investment returns, including realized gains and losses, from the investment of policyholder funds are considered in determining the amortization of deferred policy acquisition costs. Generally accepted accounting principles require that changes in expected future gross profits on the annuity and universal life products cause the DAC amortization rate to be revised retroactively, or “unlocked”, to the date of policy issuance. The cumulative change in DAC related to prior periods is recognized as a component of the current period’s DAC amortization, along with DAC amortization associated with the actual gross profits of the current period. Lower actual gross profits in a period would typically result in less DAC amortization in that period, whereas higher actual gross profits would result in more amortization in the period. However, if lower gross profits were expected to continue into the future, additional amortization of the existing DAC asset may occur.

During the first quarter of 2005, the Company unlocked certain assumptions based on the results of an expense study. As a result of unlocking these expense assumptions, the DAC asset was increased and the amortization of DAC was decreased by $0.4 million. In addition, during its annual review of actual experience to assumptions used, the Company trued up certain items in the first quarter of 2005 resulting in a $0.5 million increase in the DAC amortization.

The Company periodically reviews the DAC asset to determine if it continues to be recoverable from future premiums or profits. If less than the full amount of DAC is determined to be recoverable, a portion of such costs are expensed at the time of determination. The amount of DAC considered recoverable could be reduced in the near term if the estimate of future gross premiums or profits were to be reduced. The amount of DAC amortization may be revised if any of the estimates discussed above are revised.

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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE F — SEGMENT INFORMATION (Continued)

(in thousands)				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
March 31, 2005	Life	Life	Annuities	Other	Account	Total
Total policy revenue, net of reinsurance	$9,995	$3,507	$0	$906	$0	$14,408
Net investment and other income	1,745	2,304	14,168	57	2,813	21,087
Net realized losses on investments	(117)	(146)	(943)	(4)	(143)	(1,353)

Total revenues	11,623	5,665	13,225	959	2,670	34,142

Less: Total benefits and expenses	10,133	4,651	13,131	690	77	28,682

Income before taxes	$1,490	$1,014	$94	$269	$2,593	$5,460

				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
March 31, 2004	Life	Life*	Annuities*	Other	Account	Total
Total policy revenue, net of reinsurance	$9,644	$3,468	$0	$867	$0	$13,979
Net investment and other income	1,669	2,253	13,724	45	2,254	19,945
Net realized gains on investments	243	295	1,986	7	317	2,848

Total revenues	11,556	6,016	15,710	919	2,571	36,772

Less: Total benefits and expenses	10,357	2,877	12,513	491	78	26,316

Income before taxes	$1,199	$3,139	$3,197	$428	$2,493	$10,456

*	The March 31, 2004 universal life benefits and expenses were reduced by $1.8 million, and the fixed annuities benefits and expenses were increased by $0.1 million, for the unlocking of certain assumptions related to the amortization of the DAC.

NOTE G — REINSURANCE

The Company has entered into various reinsurance treaties for the purpose of ceding certain portions of life insurance according to established guidelines. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. Management believes all of its reinsurance assets are collectible; therefore, no allowance has been established for uncollectible amounts.

Included in the reinsurance treaties are provisions for expense allowances to be provided to the Company by the reinsurer. These allowances are intended to help offset policy acquisition and maintenance costs incurred by the Company. The rate of reimbursement varies by plan and in some cases by reinsurer. The Company put in place a new ceded arrangement for new issues under certain of its Target Term plans

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE G — REINSURANCE (Continued)

as of January 1, 2005. This change did not have a material impact on the first quarter 2005 financial results nor is it expected to have a material impact on the Company’s financial statements in future periods.

The Company’s retention limit is $0.3 million per life for individual coverage. For its ERIE Flagship Term2 and ERIE Target Term products, the Company has first dollar quota share treaties with several unaffiliated reinsurers. The Company reinsures 50% and 90% of the ERIE Flagship Term2 and ERIE Target Term products, respectively, subject to the Company’s $0.3 million retention limit. For its disability income product, the Company has a 50% quota share agreement with its reinsurer. As of March 31, 2005 and 2004, $12.6 billion and $10.0 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali), which reinsures a portion of the Company’s life and accident and health business. At March 31, 2005 and 2004, the amount of in-force life insurance ceded to Generali totaled approximately $6.9 billion and $5.8 billion, respectively.

The effect of ceded reinsurance to the financial statement lines contained in the Statements of Operations is as follows:

(in thousands)	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Direct policy revenue	$19,286	$18,023
Policy revenue ceded	(4,878)	(4,044)

Net policy revenue	$14,408	$13,979

Death benefits	$5,059	$6,626
Reinsurance recoveries	(1,629)	(1,722)

Net death benefits	$3,430	$4,904

Increases in future life policy benefits	$4,231	$3,698
Reinsurance reserve credits	(1,071)	(1,451)

Net increases in future life policy benefits	$3,160	$2,247

Commissions	$2,162	$2,163
Reinsurance commission allowance	(1,762)	(1,621)

Net commissions	$400	$542

The net increase in future life policy benefits in the first quarter of 2005 includes a $0.7 million charge to earnings related to an adjustment made to correct previously recorded reinsurance reserve credits, reflecting refinements in the method used to calculate these credits.

NOTE H — NOTES PAYABLE TO ERIE INDEMNITY COMPANY

The Company has $40 million due to Erie Indemnity Company (EIC) in the form of two surplus notes. The notes may be repaid only out of unassigned surplus of the Company. The first note, in the amount of $15 million, bears an annual interest rate of 6.45%. Interest on the note is scheduled to be paid semi-annually. The note is payable on demand on or after December 31, 2005. It is probable that EIC will allow the Company to repay this note through issuance of a new note with a later maturity date. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest expense on this note totaled $0.2 million in the first quarter of 2005 and 2004.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE H — NOTES PAYABLE TO ERIE INDEMNITY COMPANY (Continued)

The second note was issued in 2003 for an additional $25 million. This surplus note bears an annual interest rate of 6.70% and is scheduled to be paid semi-annually. The surplus note is payable on demand on or after December 31, 2018. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest expense on this note totaled $0.4 million in the first quarter of 2005 and 2004.

NOTE I — SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows:

(in thousands)	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$3,549	$6,516
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred policy acquisition costs	2,254	228
Other amortization	232	246
Deferred federal income tax (benefit) expense	(350)	1,453
Realized losses (gains) on investments	1,353	(2,848)
Equity in earnings of limited partnerships	(604)	(155)
Decrease in premium and other receivables	454	204
Increase in accrued investment income	(3,274)	(3,330)
Policy acquisition costs deferred	(3,547)	(3,476)
Decrease (increase) in other assets	2	(95)
Increase in reinsurance recoverables and reserve credits	(341)	(1,232)
Decrease in prepaid federal income taxes	2,261	2,506
Increase in future policy benefits and claims	5,629	3,338
Increase (decrease) in other policyholder funds	1,043	(2,296)
Decrease in reinsurance premium due	(1,674)	(1,089)
Decrease in accounts payable and due to affiliates	(1,289)	(1,373)

Net cash provided by (used in) operating activities	$5,698	( $1,403)

NOTE J — COMMITMENTS AND CONTINGENCIES

The Company has outstanding commitments to invest up to $15.2 million in limited partnerships at March 31, 2005. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s financial condition, cash flows or operations.

NOTE K — STATUTORY INFORMATION

The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the Pennsylvania Insurance Code) amounts to $1.65 million. The Company’s total statutory capital and surplus well exceeded these minimum requirements.

Bonds having a fair value of $2.1 million at March 31, 2005 and December 31, 2004, were on deposit with various regulatory authorities as required by law. The carrying value of these bonds are not material for separate disclosure on the Company’s Statement of Financial Position and are included with fixed maturities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial information and related notes found on pages 3 through 16, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on February 24, 2005.

FINANCIAL OVERVIEW

Net income decreased to $3.5 million, or $0.38 per share, in the first quarter of 2005, compared to $6.5 million, or $0.69 per share, for the first quarter of 2004. The $3.0 million decrease in the first quarter 2005 earnings was primarily the result of a $4.2 million change in realized gains and losses on investments. Realized losses totaled $1.4 million during the first quarter of 2005, compared to realized gains of $2.8 million during the first quarter of 2004. A $2.0 million increase in DAC amortization expense in 2005 also contributed to the reduction in net income from the first quarter of 2004.

REVENUES

Analysis of Policy Revenue

Total net policy revenue increased 3.1%, to $14.4 million in the first quarter of 2005 from $14.0 million during the same period in 2004. Although total net premiums are up in 2005, new traditional policies issued declined in the first quarter of 2005 when compared to the same period in 2004. Direct new premiums on traditional life insurance policies decreased 7.4% to $2.3 million for the quarter ended March 31, 2005, from $2.4 million for the quarter ended March 31, 2004.

Analysis of Investment-related Income

Net investment income increased $0.8 million to $20.3 million in the first quarter of 2005 when compared to the same period in 2004. The increase in net investment income for the first quarter of 2005 is due in part to a moderate increase in the size of the investment portfolio and a slight improvement in yields on invested assets.

Net realized capital losses on investments were $1.4 million in the first quarter of 2005, compared to net realized capital gains of $2.8 million in the first quarter of 2004. The net realized losses for the first quarter of 2005 includes an impairment charge of $1.5 million. This impairment charge was from a fixed maturity investment in the automotive industry.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

The Company’s performance of its fixed maturities and preferred stock portfolios compared to market indices is presented below. Annualized returns are shown pre-tax and include investment income, realized and unrealized gains and losses.

Two year period ended
March 31, 2005
Erie Family Life Insurance Company indices:
Fixed maturities	5.75%
Preferred stock	8.94

Other indices:
Lehman Brothers U.S. Aggregate	3.25%

BENEFITS AND EXPENSES

Analysis of Policy-related Benefits and Expenses

Net death benefits on life insurance policies decreased 30.1% in the first quarter of 2005 to $3.4 million from the first quarter of 2004. Random fluctuations in death benefits incurred are expected especially when mortality results are measured over a short period of time due to the small number of claims. These short-term fluctuations can influence quarterly or annual results without impacting long-term profitability. Management believes its underwriting philosophy and practices are sound.

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance ceded. Increase in future life policy benefits net of reinsurance ceded totaled $3.2 million in the first quarter of 2005 compared to $2.2 million in the first quarter of 2004, an increase of 40.6%. This increase includes a $0.7 million charge related to an adjustment made to correct previously recorded reinsurance reserve credits, reflecting refinements in the method used to calculate these credits.

Amortization of deferred policy acquisition costs increased to $2.3 million in the first quarter of 2005, from $0.2 million during the same period in 2004. In accordance with FAS 97, the Company periodically evaluates certain assumptions in use to determine DAC and corresponding amortization related to its interest sensitive products. During the first quarter of 2005, the Company unlocked certain assumptions on its universal life and annuity products based on the results of an expense study. As a result of unlocking these expense assumptions, the DAC asset was increased and the amortization of DAC was decreased by $0.4 million. In addition, during its annual review of actual experience to assumptions used, the Company trued up certain items in the first quarter of 2005 resulting in a $0.5 million increase in the DAC amortization. During the first quarter of 2004, the Company unlocked assumptions relating to interest rate spreads on its interest sensitive products. As a result of unlocking these assumptions, the DAC asset was increased and the amortization of DAC was decreased by $1.7 million during the first quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

Analysis of Other Expenses

Direct commissions to independent agents include new and renewal commissions and production bonuses. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, are deferrable as DAC. Most first-year and incentive commissions and some renewal commissions qualify for deferral as DAC. For the first quarter of 2005, the commission expense totaled $0.4 million, compared to $0.5 million for the first quarter of 2004. This decrease is partially attributable to the decline in annuity sales. Annuity premiums for the period ended March 31, 2005 were $19.7 million, compared to $22.7 million for the same period in 2004. Commissions and bonuses on these premiums, net of DAC, were $0.2 million and $0.3 million for the periods ended March 31, 2005 and 2004, respectively.

General expenses, net of DAC, increased $0.7 million from the first quarter of 2004, to $4.6 million for the first quarter of 2005. General expenses include wages and salaries, employee benefits, data processing expenses, professional fees, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company related to the acquisition and underwriting of new policies are deferred as DAC. Such expenses include medical inspection and exam fees related to new business production and salaries, wages and employee benefits of underwriting personnel. The increase in general expenses includes professional consulting fees related to the strengthening of internal accounting controls, increases in information technology costs and costs associated with the implementation of new actuarial valuation systems. In addition, in January 2005 the amount allocated to the Company for the salaries and benefits of various members of executive management of the Erie Insurance Group increased due to an increased amount of effort dedicated to Company issues.

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

The Company’s invested assets are sufficiently liquid to meet commitments to its policyholders. At March 31, 2005, the Company’s investment portfolio consisting of cash, investment grade bonds and investment grade preferred stock, totaled more than $1.4 billion, or 84.8% of total assets. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. Insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company’s major sources of cash from operations are life insurance premiums and investment income. Major cash outflows from operations are for benefits to policyholders, commissions to agents and salaries, wages and operating expenses. The net positive cash flow from operations is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the three months ended March 31, 2005 was $5.7 million. With investments and cash and cash equivalents totaling approximately $1.5 billion at March 31, 2005, the Company’s liquidity position remains strong.

Annuity and universal life deposits, which do not appear as revenue on the Statement of Operations, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions. This method of accounting records deposits as a liability rather than as revenue. Annuity and universal life deposits were $22.6 million in the first quarter of 2005 and $25.8 million in the first quarter of 2004. The Company’s ability to attract deposits depends in large part on the relative attractiveness of its products compared to other investment alternatives. Annuity deposits have slowed during recent years as the equity market has improved.

All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. Also available as a source of funds to the Company is a $10 million committed line of credit with a commercial bank. The Company may use extensions of credit from the bank to fund working capital needs of the Company and for other general corporate purposes. At March 31, 2005 and December 31, 2004, securities held as collateral on the committed line of credit totaled $15.1 million. At March 31, 2005 and December 31, 2004, there were no borrowings on this line of credit.

The Company’s $15 million surplus note due to EIC is payable on demand on or after December 31, 2005. It is probable that EIC will allow the Company to repay this note through issuance of a new note with a later maturity date. Interest payments on this note, totaling $0.5 million each, are paid in June and December of each year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)

For a complete discussion of the fixed contractual obligations see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Products with Interest Rate Guarantees

The Company’s annuity and universal life contracts contain provisions that guarantee interest rates will not decrease below certain levels. If the interest rates earned on the Company’s investments become insufficient to meet targeted interest spreads because of these minimum guarantees, profit margins on annuity and universal life deposits will decrease or in extreme situations could turn negative.

The Company revised its deferred annuity products in 2003 to lower interest rate guarantees on newly issued policies to 1.5% in all policy years. The guaranteed interest rates and approximate deposit liabilities for deferred annuity products with credited interest rates subject to change by the Company are as follows:

	Initial	Current
Policy	Guaranteed	Guaranteed	Deposit
Years	Interest Rate	Interest Rate	Liabilities
			(in thousands)
1-5	4.5%	4.5%	$253,691
6-10	4.5	4.0	114,083
Over 10	4.5	3.5	188,487
All Years	3.0	3.0	32,462
All Years	1.5	1.5	38,685

The Company has some ability to restrict new deposits on its universal life and annuity contracts. New deposits can be limited to planned premium amounts under the terms of the Company’s universal life contracts. Deposits are limited also by IRS guidelines. Flexible premium deferred annuity (FPDA) contracts allow the Company to limit deposits to a maximum of $25,000 per year.

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

Investment Risk

The Company is exposed to interest rate risk through its fixed maturities portfolio. As interest rates rise, impairment charges could be recognized in future periods. Additionally, the emerging authoritative guidance on the determination of when an investment is impaired and whether the impairment is other than temporary, could result in significant impairments being recognized in future periods.

Reinsurance

The Company put in place a new ceding arrangement for new issues under certain of its Target Term plans as of January 1, 2005. Allowances under this new arrangement are not as favorable as those under the arrangement in place through 2004. Increased reinsurance costs (reduced expense allowances) on this product will reduce the profitability of the Company’s traditional life line of business. This line of business, however, is expected to remain profitable. Changes in the products, prices, or features of the Company’s term product portfolio may be necessary in order to return the profitability of this portfolio to desired levels.

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

Implementation of new valuation system

In 2004, the Company implemented a new valuation system for its statutory and tax reserves on traditional products. As a result, adjustments were made to conform reserve estimates of the old system to the estimates from the new system. The Company plans to implement the new valuation system for GAAP reserving on traditional products in the second quarter of 2005. In implementing the new GAAP valuation system for traditional products, the Company is refining its GAAP reserving methods, assumptions and calculations. The impact of the refined reserving assumptions on the recorded reserves cannot be estimated at this time.

Introduction of ErieConnection®

In 2001, the Erie Insurance Group began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s agency force and back office policy underwriting, issuance and administration for property/casualty business. The first major component of the eCommerce program (network and desktop hardware deployment) was completed during 2002.

The Erie Insurance Group has spent $180.4 million on the eCommerce program through March 2005. Target delivery dates established in 2002 have generally not been met as management has devoted increased effort to quality assurance efforts to ensure that the rollout creates only minimal business disruption.

While functional as a personal lines rating and policy administration system, ErieConnection agency interface has generally not met the Company’s or agent’s expectations for ease of use. The Company has postponed further deployment of the system until such usability issues are resolved. Estimates of the costs to improve the agency interface for ease of use needed to facilitate future deployment and the timetable for deployment are currently being developed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A in the Company’s 2004 Annual Report on Form 10-K. The risks associated with interest rate guarantees on the Company’s universal life and annuity products are discussed in the Company’s Annual Report on Form 10-K for 2004 in Factors That May Affect Future Results. The information contained in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report on Form 10-K is incorporated herein by reference.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, profitability and business relationships and the Company’s other business activities during 2005 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, except as described in the following paragraph, the Company’s disclosure controls and procedures as of March 31, 2005 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In its Form 10-K Annual Report for 2004, the Company reported a weakness in internal control over the information systems and processes used to record actuarially determined amounts and disclosures in the financial statements. The Company has also concluded it does not have sufficient qualified actuarial resources to assure timely review and detection of errors in actuarially determined information. The Company’s independent registered public accounting firm, Ernst & Young LLP, in conjunction with their audit of the Company’s 2004 financial statements, characterized this weakness as a material weakness, as defined under standards established by the Public Company Accounting Oversight Board (United States), which they have communicated to Company management and the Audit Committee of the Board of Directors.

As reported in its 2004 Form 10-K, management developed a plan in collaboration with the Audit Committee of the Board to correct this weakness in internal control during 2005. The plan entails implementation of improved procedures and controls over systems and procedures underlying actuarial computations and balances. The plan also entails an enhanced oversight structure over actuarial functions supporting financial reporting. The plan has been reviewed with, and progress is being monitored by, Ernst & Young LLP, the Audit Committee of the Board, and Company management including the Chief Executive Officer and Chief Financial Officer.

The Company has made progress in correcting the weakness in control during the first quarter of 2005, including adding qualified actuarial resources to prepare and review actuarially determined information. In addition, the Company is in the process of installing new actuarial valuation systems that will improve the information systems used to determine the recorded actuarial amounts. Certain of these systems are expected to be functional for reporting under generally accepted accounting principles in the second quarter of 2005.

Changes in Internal Control Over Financial Reporting

Other than the improvements made as discussed above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

PART II.  OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS

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

The Court preliminarily reviewed the proposed settlement. As a result of conferences with the Court, the parties engaged in further settlement negotiations. The parties entered into an Amended and Re-Stated Class Action Settlement Agreement. On March 11, 2005, Plaintiff filed a Motion for Preliminary Approval of the Amended and Re-Stated Class Action Settlement Agreement.

The Amended and Re-Stated Class Action Settlement Agreement provides qualifying class members the option of choosing the supplemental life insurance coverage, discussed above, or a cash payment. Qualifying class members who select the cash payment option shall receive a maximum of one cash payment of $10.67 for each policy, irrespective of number of purchasers and/or owners of the policy. If a qualifying class member does not submit a cash payment selection form within the timeframe set forth in the Amended and Re-Stated Class Action Settlement Agreement, the qualifying class member shall automatically receive the supplemental life insurance coverage. The Company agrees to pay attorneys’ fees in an amount up to $150,000, and will reimburse administrative costs and expenses in an amount up to $14,000.

It is too early to assess the probable outcome or the purported amount of damages of this civil class action lawsuit. The Company believes it has meritorious, legal and factual defenses to the lawsuit and these defenses will be vigorously pursued if a settlement is not finalized.

ITEM 6. EXHIBITS

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

Date: April 27, 2005	Erie Family Life Insurance Company (Registrant)

/s/ Jeffrey A. Ludrof (Jeffrey A. Ludrof, President & CEO) /s/ Philip A. Garcia (Philip A. Garcia, Executive Vice President & CFO)