Form 10-K/A
period 2004-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 2005-08-12
CIK 33416

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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
Common Stock, $0.40 par value
(Title of class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the Registrant ’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on February 15, 2005.
DOCUMENTS INCORPORATED BY REFERENCE:
1.	Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held April 19, 2005 are incorporated by reference into Parts I and III of this Form 10-K Report.
EXPLANATORY NOTE:
This Amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 that was originally filed with the Securities and Exchange Commission on February 24, 2005 is being filed to amend Items 7, 8 and 9A. Items 7 and 8 have been amended to provide additional information that may be helpful to the readers of this report. Item 8 includes the Company’s financial statements; however, there was one reclassification only in the Assets section of the Statements of Financial Position. Item 9A has been amended to remove the qualified language regarding the conclusions reached by the CEO and CFO on the effectiveness of the Company’s disclosure controls and procedures and to incorporate revised language describing additional procedures performed to ensure the financial statements were not materially affected by the material weakness over internal control.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 28-60, as they contain important information that is helpful in evaluating the Company’s operating results and financial condition.
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
Investment valuation
Management makes estimates concerning the valuation of all investments. Fixed maturity and preferred stock investments are recorded at fair value under generally accepted accounting principles. Fair values are estimated using quoted market prices where available. For securities not actively traded, fair values are obtained from independent pricing services, from broker dealers, or from models that take into consideration such factors, among others, as the credit rating of the issuer, duration of the security, yields on comparably rated publicly-traded securities and risk-free yield curves. At December 31, 2004, the Company’s internally-valued securities amounted to 1.1% of its total invested assets. The Company holds no equity securities. Changes in fair values of the fixed maturity and preferred stock investments are recorded in other comprehensive income as unrealized gains or losses. See also Notes 3 and 4 to the Company’s financial statements where unrealized gains and losses and information on impairments are discussed more fully. Investment in limited partnerships include real estate and mezzanine debt securities. Investments in limited partnerships are valued using the equity method, which approximates the Company’s proportionate share of reported net equity. These valuations are determined by the general partner of the limited partnership and reviewed by the Company for reasonableness. Such investments are illiquid and market values are subjectively determined due to a lack of quoted market prices.
For every investment, a decline in fair value below cost is evaluated monthly for other-than-temporary impairment loss. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: 1) the extent and duration to which fair value is less than cost, 2) historical operating performance and financial condition of the issuer, 3) near term prospects of the issuer and its industry, 4) specific events that occurred affecting the issuer, including a ratings downgrade, and 5) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. An investment deemed impaired is written down to its estimated net realizable value. For all investments except limited partnerships, the impairment charge is included as a realized loss in the Statements of Operations. For limited partnerships, the impairment charge is included as a component of equity in earnings of limited partnerships in the Statements of Operations. See Note 3 to the Company’s financial statements for a discussion on recently released Emerging Issues Task Force guidance related to other-than-temporary impairments.
Insurance liabilities
Long term actuarial assumptions are required in order to estimate reserves for policy liabilities and deferred acquisition costs (DAC) in the financial statements of the Company. These actuarial assumptions for mortality rates, lapse rates, administrative expenses, and investment returns must be made for many years into the future and vary by product type and policy duration as well as the age, sex, and underwriting class of the insured or annuitant. These assumptions are determined after studying past results and trends along with making judgments about future events. There are risks that reported amounts could require adjustment because actual results may differ from these expected assumptions depending on the accounting model used. For example, under the FAS 97 model, if mortality experience or policy lapses were higher than expected in the current period, current income would be lower than projected and DAC amortization would be reduced due to lower than expected profit for the period. Over the long term, if the trend of higher mortality and lapse rates was considered permanent, the estimated future profits would be revised downward and DAC amortization would be accelerated. Under the Financial Accounting Standard (FAS) 60, Accounting and Reporting by Insurance Enterprises, model, if higher mortality or lapse rates were assumed current income would be reduced because of increased DAC amortization. Over the long term, loss recognition may arise if the adverse trends were considered permanent and all product profit margins were exhausted. The accounting model for traditional whole life and term products is based on FAS 60 and the accounting model for universal life products and deferred annuities is based on FAS 97, Accounting and Reporting by

Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.
Liabilities of traditional life insurance and income-paying annuity future policy benefits are computed primarily by the net level premium method. Deferred annuity future policy benefit liabilities are established at accumulated values without reduction for surrender charges. Reserves for universal life plans are based on the contract account balances.
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
The DAC related to traditional life insurance products is amortized in proportion to premiums over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves. Assumptions used for a specific era of issued policies are “locked-in;” therefore, amortization in subsequent years is not adjusted for changing assumptions. In any period where the Company’s actual policy terminations are higher (lower) than anticipated policy terminations, DAC amortization will be accelerated (decelerated) in that period.
The DAC related to universal life products and deferred annuities is amortized in relation to the actual and expected gross profits from investment, mortality and expense margins and surrender charges of the policies over a specified period of time. This period is 30 years for universal life and 20 years for deferred annuities. Both historical and anticipated investment returns, including realized gains and losses, are considered in determining the amortization of DAC. GAAP requires that changes in expected future gross profits on the annuity and universal life products cause the DAC amortization rate to be revised retroactively, or “unlocked”, to the date of policy issuance. The cumulative change in DAC related to prior periods is recognized as a component of the current period’s DAC amortization, along with DAC amortization associated with the actual gross profits of the current period. Lower actual gross profits in a period resulting from lower margins on investments, mortality, and/or expenses would typically result in less DAC amortization in that period, whereas higher actual gross profits would result in more amortization in the period. However, if lower gross profits were expected to continue into the future, additional amortization of the existing DAC asset may occur. See the “Analysis of policy-related benefit and expenses” section that follows for a discussion on the 2004 retrospective adjustment.
The Company periodically reviews the DAC asset to determine if it continues to be recoverable. For traditional life products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For universal life and deferred annuities, if the current present value of future expected gross profits is less than the unamortized DAC, a charge to income is recorded for additional DAC amortization.

Results of Operations
Financial overview
Net income decreased 8.8% to $29.6 million, or $3.14 per share, in 2004, from $32.5 million, or $3.44 per share, in 2003. Although amortization expense decreased to $0.8 million from $7.5 million in 2003 as a result of unlocking of projected profit assumptions on interest sensitive products in the amount of $7.2 million, the Company also took a charge of $2.0 million to write-off an asset related to the Pennsylvania Employees Group Life Insurance (PEGLI) pool. In addition, income from realized gains on investments was lower in 2004.
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
Total annuity and universal life deposits, which do not appear as revenue on the Statements of Operations, were $90.9 million, $157.5 million, $187.7 million and $82.0 million in 2004, 2003, 2002 and 2001 respectively. The large increase in deposits in 2002 and 2003 was primarily from first-year and single premium annuity deposits, excluding deposits for structured settlements and deposits for the Erie Insurance Group Retirement Plan, which were $31.8 million, $100.7 million, $140.6 million, and $39.8 million in 2004, 2003, 2002 and 2001, respectively. The large increases in first year and single premium annuity deposits in 2002 and 2003 was a result of volatile equity market conditions and the Company’s favorable annuity interest rates relative to alternative investments. If such deposits had continued at levels experienced in 2002 and 2003, the Company would have experienced substantial statutory capital strain and greater exposure to interest rate risk. Changes in guaranteed and credited interest rates on annuities in 2003 were designed to maintain the Company’s target spreads, reduce interest rate risk and moderate deposit flows to historic levels providing a capital efficient balance between life and annuity products. In the five quarters from the fourth quarter of 2003 through the fourth quarter of 2004, these deposits have stabilized at between $7.0 million and $9.0 million per quarter. Further declines in annuity deposits such as those experienced on a year-over-year basis in 2003 and 2004 are not expected to continue.
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

	Annuity	Universal life
	deposits	deposits
January 1, 2003–February 24, 2003	4.00% – 4.80%	5.25% – 6.00%
February 25, 2003–March 10, 2003	3.75 – 4.70	5.25 – 6.00
March 11, 2003–May 14, 2003	3.75 – 4.70	5.00 – 5.75
May 15, 2003–June 1, 2003	3.50 – 4.70	5.00 – 5.75
June 2, 2003–July 9, 2003	3.50 – 4.70	4.75 – 5.50
July 10, 2003–July 31, 2004	3.00 – 4.70	4.25 – 5.00
August 1, 2004–December 31, 2004	3.50 – 4.70	4.25 – 5.00
Surrender and other benefits increased by $2.0 million to $3.3 million in 2004 and decreased by $0.5 million to $1.3 million in 2003. Surrender and other benefits include life surrender benefits, matured endowments, disability benefits and interest on death benefits. The increase in surrender and other benefits in 2004 resulted from charges related to the PEGLI pool. PEGLI is a voluntary reinsurance pool that provides reinsurance coverage to primary insurers who insure Commonwealth of Pennsylvania employees upon their retirement. The Company was a participant in this pool for a number of years. Beginning July 1, 2001, the Company stopped receiving new business from the PEGLI pool. The Company continued carrying a balance on the Statements of Financial Position for its share of the assets and liabilities of the PEGLI pool. However, the Company’s inability to obtain reliable information for the appropriate balance of these assets and liabilities raised the concern of the recoverability of the net asset. During the fourth quarter of 2004, it was determined that it was unlikely the net asset would be recovered. The Company made the decision to write-off the net asset, which totaled $2.0 million.
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
Contractual obligations
The following table presents the Company’s gross contractual cash flow commitments on surplus notes, limited partnerships and policyholder obligations.

	Payments Due By Period
	(dollars in thousands)
		Less than	1-3	3-5
	Total	1 year	years	years	Thereafter
Fixed obligations:
Limited partnership commitments	$11,605	$0	$8,755	$2,850	$0
Principal and interest on surplus notes (1)	64,419	1,322	18,834	3,350	40,913

Fixed contractual obligations	76,024	1,322	27,589	6,200	40,913

Gross long-term liabilities (2)	3,303,231	167,626	333,247	318,250	2,484,108

Gross contractual obligations (3)	$3,379,255	$168,948	$360,836	$324,450	$2,525,021

(1)	EIC has the option to demand payment on a $15 million surplus note on or after December 31, 2005. However, it is probable that EIC will allow the Company to renew this note with a later maturity date.

(2)	Contractual obligations on gross long-term liabilities represent estimated benefit payments from insurance policies and annuity contracts. Actual obligations in any single year will vary based on actual mortality, morbidity, lapse, and withdrawal experience. The sum of these obligations exceeds the liability on the balance sheet of $1,276,230 due to expected future premiums and investment income that, along with invested assets backing the liabilities, will be used to fund these obligations.

(3)	Gross contractual obligations net of estimated resinsurance recoverables are as follows:

		Less than	1-3	3-5
(dollars in thousands)	Total	1 year	years	years	Thereafter
Gross contractual obligations	$3,379,255	$168,948	$360,836	$324,450	$2,525,021

Estimated reinsurance recoverables (a)	207,908	7,153	15,947	17,723	167,085

Net contractual obligations	$3,171,347	$161,795	$344,889	$306,727	$2,357,936

(a)	Includes estimated amounts recoverable from reinsurers on long-term liabilities that are subject to the credit worthiness of the reinsurer.
Regulatory considerations
The Commonwealth of Pennsylvania follows the statutory accounting practices related to minimum Risk-

Based Capital (RBC) requirements for domestic insurance companies that were developed by the NAIC. The NAIC standard set for measuring RBC is a method of calculating the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by the state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At December 31, 2004, the Company substantially exceeded the minimum RBC levels that require regulatory action.
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
Target delivery dates established in 2002 have generally not been met as management has devoted increased effort to quality assurance efforts to ensure that the rollout creates only minimal business disruption. In February 2005, the Group reached a contractual milestone relative to contractual acceptance of the base ERIEConnection® system with the co-developer and chief integrator of the software. The timeline and costs for further deployment of ERIEConnection® are currently under development.
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
North Carolina — In November 2004, the Company, Exchange, and Erie Insurance Company received a Demand to Produce Information (Demand) from the North Carolina Department of Insurance. The Demand requested any and all documents and other information related to “bid rigging” of any person, insurer, or insurance producer concerning any North Carolina insured or any North Carolina business. The Company, Exchange and Erie Insurance Company filed a response certifying that they do not have any information related to or knowledge of bid rigging, as defined in the Demand since the companies have not engaged in such practices.

Pennsylvania — In November 2004, the Company, Exchange, Erie Insurance Company and Erie Insurance Property and Casualty Company each received an Inquiry Letter concerning “Inappropriate Solicitation Practices” from the Insurance Commissioner of the Commonwealth of Pennsylvania. The Inquiry Letters were sent to all insurers domiciled in Pennsylvania and requested a detailed explanation of the types of compensation arrangements existing between the members of the Erie Insurance Group and its independent insurance agents. The Inquiry Letters also demanded information concerning the existence or knowledge of any Inappropriate Solicitation Practices, as that term is defined in the Inquiry Letters. The Erie Insurance Group filed a response indicating that it has no knowledge of, or reason to believe, that any of its agents or employees have engaged in Inappropriate Solicitation Practices. The Erie Insurance Group also advised the Pennsylvania Insurance Department that it has not received any complaints from policyholders, potential customers or regulators alleging Inappropriate Solicitation Practices by any Erie Insurance Group agent or employee.
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

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands)

	As of December 31
	2004	2003
Assets
Investments
Fixed maturities at fair value (amortized cost of $1,297,913 and $1,203,607, respectively)	$1,366,898	$1,280,327
Equity securities at fair value (cost of $59,426 and $56,608, respectively)	66,375	62,948
Limited partnerships (cost of $15,234 and $12,203, respectively)	15,467	12,241
Real estate mortgage loans	6,124	6,305
Real estate	1,044	1,127
Policy loans	10,671	9,951

Total investments	1,466,579	1,372,899

Cash and cash equivalents	22,446	26,172
Premiums receivable from policyholders	7,876	7,344
Reinsurance recoverable	2,527	2,960
Other receivables	319	137
Accrued investment income	16,031	15,088
Deferred policy acquisition costs	111,409	98,207
Reserve credit for reinsurance ceded	29,420	20,758
Securities lending collateral	0	65,495
Prepaid federal income taxes	789	1,983
Other assets	4,044	18,520

Total assets	$1,661,440	$1,629,563

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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
In accordance with Financial Accounting Standard (FAS) 60, Accounting and Reporting by Insurance Enterprises, the DAC related to traditional life insurance products is amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves. Assumptions used for a specific era of issued policies are “locked-in;” therefore, amortization in subsequent years is not adjusted for changing assumptions. In any period where the Company’s actual policy terminations are higher (lower) than anticipated policy terminations, DAC amortization will be accelerated (decelerated) in that period.
In accordance with FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, the DAC related to universal life products and deferred annuities is amortized in relation to the actual and expected gross profits from investment, mortality and expense margins and surrender charges of the policies over a specified period of time. This period is 30 years for universal life and 20 years for deferred annuities. Both historical and anticipated investment returns, including realized gains and losses, are considered in determining the amortization of DAC. GAAP requires that changes in expected future gross profits on the annuity and universal life products cause the DAC amortization rate to be revised retroactively, or “unlocked,” to the date of policy issuance. The cumulative change in DAC related to prior periods is recognized as a component of the current period’s DAC amortization, along with DAC amortization associated with the actual gross profits of the current period. Lower actual gross profits in a period resulting from lower margins on investments, mortality, and/or expenses would typically result in less DAC amortization in that period, whereas higher actual gross profits would result in more amortization in the period. However, if lower gross profits were expected to continue into the future, additional amortization of the existing DAC asset may occur. See Note 5 for a discussion on the retrospective adjustment made in 2004 to the DAC amortization.
The Company periodically reviews the DAC asset to determine if it continues to be recoverable. For traditional life products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For universal life and deferred annuities, if the current present value of future expected gross profits is less than the unamortized DAC, a charge to income is recorded for additional DAC amortization.
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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
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
During 2004, as required under FAS 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” the Company unlocked certain assumptions used to determine DAC for its universal life and fixed annuity products. As a result of unlocking these assumptions in 2004, the DAC asset was increased and the amortization of DAC was decreased by $7.2 million. Approximately $4.8 million of this amount resulted from updating universal life mortality assumptions to best estimates in light of substantially more favorable claims expectations than originally reflected in the DAC amortization models. Another $1.9 million resulted from increasing the interest-spread assumption on universal life policies to reflect anticipated investment earnings rates and actual crediting practices in recent years. While the 2004 DAC amortization decreased due to the unlocking of assumptions, DAC amortization in future periods is expected to be higher than what was expected prior to the unlocking of assumptions based on the greater future gross profits from these products. The Company estimates that, absent any other changes, annual DAC amortization will be higher by between $0.2 million and $0.4 million for several years due to the unlocking of certain assumptions.
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
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
In the course of evaluating its procedures and controls over actuarially determined amounts and disclosures, the Company has identified a weakness in internal control. Certain aspects of the system of internal control related to the Company’s actuarial processes and procedures did not reduce to a relatively low level the risk that a material misstatement of the Company’s financial statements caused by errors would be prevented or detected within a timely period. The Company also concluded it does not have sufficient qualified actuarial resources to assure timely review and detection of errors in actuarially determined information. In the audit of the financial statements, the Company’s Independent Registered Public Accounting Firm, Ernst & Young LLP, have characterized this weakness as a material weakness, as defined under standards established by the Public Company Accounting Oversight Board (United States), which they have communicated to Company management and the Audit Committee of the Board. Company management, under the direction of the Chief Executive Officer and Chief Financial Officer, and in collaboration with the Company’s Audit Committee, has developed a plan to remediate this weakness in internal control in 2005. The plan entails implementation of improved procedures and controls over actuarial systems and procedures underlying actuarial computations and balances. The plan also entails an enhanced oversight structure over actuarial functions supporting financial reporting. The plan has been reviewed with Ernst & Young LLP and progress will be monitored by the Audit Committee of the Board and Company management including the Chief Executive Officer and Chief Financial Officer.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the weakness in internal control described in the preceding paragraph, the Company’s disclosure controls and procedures as of December 31, 2004 are not effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management has effected numerous changes to compensate for and remediate the material weakness in internal control described in the second preceding paragraph. In order to ensure the financial statements are not affected by the control weaknesses, management has continued development of detailed analytical and other analyses to corroborate actuarially determined amounts and disclosures. Under the direction of the Chief Financial Officer, procedural changes have been implemented to provide for additional levels of review of detailed calculations and analyses supporting the Company’s recording and disclosure of actuarially determined information. This enhanced review process extends to internally developed models and spreadsheets critical to the amounts being determined for recording and disclosure purposes.

Changes in Internal Control Over Financial Reporting
Significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation are described in the “Evaluation of Disclosure Controls and Procedures,” immediately preceding this section.
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
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Notes to Financial Statements
(2)	The following financial statement schedules are included herein:

Page
Schedule I — Summary of Investments Other Than Investments in Related Parties	68

Schedule III — Supplementary Insurance Information	69

Schedule IV — Reinsurance	71
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(3)	Exhibits

See Exhibit Index on Page 72 hereof.

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

Jeffrey A. Ludrof, President & CEO
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

The Company has no assumed reinsurance.

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
3.1*	Amended and Restated By-laws of Registrant

10.1**	1997 Annual Incentive Plan of Erie Indemnity Company

10.2**	Erie Indemnity Company Long-Term Incentive Plan

10.3**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.4**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.5**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.6**	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.7***	Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.8***	Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Douglas F. Ziegler

10.9***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.10***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.11***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.12***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.13***	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.14****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.15****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

10.16****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.17****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.18****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.19****	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

10.20*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne

10.21*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder

10.22*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia

10.23*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.24*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.25*****	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler

10.26*****	Summary of termination benefits provided Stephen A. Milne upon voluntary termination from active employment on January 18, 2002

10.27#	Employment Agreement effective May 9, 2002 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.28#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Jan R. Van Gorder

10.29#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Philip A. Garcia

10.30#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.31#	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Douglas F. Ziegler

10.32#	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Michael J. Krahe

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.33#	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Thomas B. Morgan

10.34##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.35##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.36##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.37##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.38##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Douglas F. Ziegler

10.39##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.40##	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.41##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.42##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.43##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.44##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.45##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.46##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.47##	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.48###	Annual Incentive Plan effective March 2, 2004

10.49###	Long-Term Incentive Plan effective March 2, 2004

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
14##	Code of Conduct

16#	Letter Regarding Change in Certifying Accountant

23	Consent of Independent Registered Public Accounting Firm	76

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	77

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	78

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002	79

99.1****	Audit Committee Charter
*	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1998 that was filed with the Commission on March 9, 1999.

**	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1997 that was filed with the Commission on March 11, 1998.

***	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 1999 that was filed with the Commission on March 28, 2000.

****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000 that was filed with the Commission on March 19, 2001.

*****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2001 that was filed with the Commission on March 15, 2002.

#	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002 that was filed with the Commission on March 27, 2003.

##	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Original Form 10-K Annual Report for the year ended December 31, 2003 that was filed with the Commission on March 8, 2004.

###	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Original Form 10-K Annual Report for the year ended December 31, 2004 that was filed with the Commission on February 24, 2005.