Form 10-Q/A
period 2005-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 2005-08-12
CIK 33416

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
EXPLANATORY NOTE:
This Amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 that was originally filed with the Securities and Exchange Commission on April 27, 2005 is being filed to amend Part 1 Items 1, 2 and 4. Items 1 and 2 have been amended to provide additional information that may be helpful to the readers of this report. Item 1 includes the Company’s financial statements; however, there are no revisions to those statements. Item 4 has been amended to remove the qualified language regarding the conclusions reached by the CEO and CFO on the effectiveness of the Company’s disclosure controls and procedures.

INDEX
ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Statements of Financial Position — March 31, 2005 and December 31, 2004

Statements of Operations — Three months ended March 31, 2005 and 2004

Statements of Comprehensive Income — Three months ended March 31, 2005 and 2004

Statements of Cash Flows — Three months ended March 31, 2005 and 2004

Notes to Financial Statements — March 31, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Investments:
Fixed maturities at fair value (amortized cost of $1,318,068 and $1,297,913, respectively)	$1,359,516	$1,366,898
Equity securities at fair value (cost of $59,891 and $59,426, respectively)	65,912	66,375
Limited partnerships (cost of $14,640 and $15,234, respectively)	15,560	15,467
Real estate mortgage loans	6,077	6,124
Real estate	1,023	1,044
Policy loans	10,854	10,671

Total investments	1,458,942	1,466,579

Cash and cash equivalents	22,721	22,446
Premiums receivable from policyholders	7,315	7,876
Reinsurance recoverable	1,797	2,527
Other receivables	426	319
Accrued investment income	19,305	16,031
Deferred policy acquisition costs	118,886	111,409
Reserve credit for reinsurance ceded	30,491	29,420
Prepaid federal income taxes	0	789
Other assets	5,123	4,044

Total assets	$1,665,006	$1,661,440

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

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

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on August 12, 2005.
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
During the first quarter of 2005, the Company unlocked certain assumptions based on the results of an expense study. As a result of unlocking these expense assumptions, the DAC asset was increased and the amortization of DAC was decreased by $0.4 million. Also, in accordance with FAS 97, amounts previously projected for various items that impact DAC are replaced by their respective actual amounts as they are realized. During the first quarter of 2005, the Company “trued up” several items that had a pre-tax impact of $0.5 million additional amortization. The most significant of these was policyholder account balances used to project investment spreads but also trued up was surrenders and death benefits.
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
NOTE I — SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows:

(in thousands)	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income	$3,549	$6,516
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred policy acquisition costs	2,254	228
Other amortization	232	246
Deferred federal income tax (benefit) expense	(350)	1,453
Realized losses (gains) on investments	1,353	(2,848)
Equity in earnings of limited partnerships	(604)	(155)
Decrease in premium and other receivables	454	204
Increase in accrued investment income	(3,274)	(3,330)
Policy acquisition costs deferred	(3,547)	(3,476)
Decrease (increase) in other assets	2	(95)
Increase in reinsurance recoverables and reserve credits	(341)	(1,232)
Decrease in prepaid federal income taxes	2,261	2,506
Increase in future policy benefits and claims	5,629	3,338
Increase (decrease) in other policyholder funds	1,043	(2,296)
Decrease in reinsurance premium due	(1,674)	(1,089)
Decrease in accounts payable and due to affiliates	(1,289)	(1,373)

Net cash provided by (used in) operating activities	$5,698	($1,403)

NOTE J — COMMITMENTS AND CONTINGENCIES
The Company has outstanding commitments to invest up to $15.2 million in limited partnerships at March 31, 2005. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE J — COMMITMENTS AND CONTINGENCIES (Continued)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS
The following discussion and analysis should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on August 12, 2005.
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
REVENUES
Analysis of Policy Revenue
Total net policy revenue increased 3.1%, to $14.4 million in the first quarter of 2005 from $14.0 million during the same period in 2004. Although total net premiums are up in 2005, new traditional policies issued declined in the first quarter of 2005 when compared to the same period in 2004. Direct new premiums on traditional life insurance policies decreased 7.4% to $2.3 million for the quarter ended March 31, 2005, from $2.4 million for the quarter ended March 31, 2004. This decline in production increases unit costs as the Company’s fixed costs are spread over a smaller base of issued policies. The Company is in the process of revising some of its traditional life products including adding features that, based on research conducted with its distribution force, will be more attractive in the marketplace. It is expected that this product revision will increase direct new premiums on traditional life insurance policies.
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
The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance ceded. Increase in future life policy benefits net of reinsurance ceded totaled $3.2 million in the first quarter of 2005 compared to $2.2 million in the first quarter of 2004, an increase of 40.6%. The net increase in future life policy benefits includes a $0.7 million charge related to a correction of an error in the determination of reinsurance reserve credits. The prior calculation method overstated the amount of such credits for certain policy types due to an error in determining the inventory of policies qualifying for such credits.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
For a complete discussion of the fixed contractual obligations see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on August 12, 2005.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A in the Company’s 2004 Annual Report on Form 10-K/A. The risks associated with interest rate guarantees on the Company’s universal life and annuity products are discussed in the Company’s Annual Report on Form 10-K/A for 2004 in Factors That May Affect Future Results. The information contained in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report on Form 10-K/A is incorporated herein by reference.
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
In its Form 10-K/A, Amended Annual Report for 2004, the Company identified a weakness in internal control in the course of evaluating its procedures and controls over actuarially determined amounts and disclosures. Certain aspects of the system of internal control related to the Company’s actuarial processes and procedures did not reduce to a relatively low level the risk that a material misstatement of the Company’s financial statements caused by errors would be prevented or detected within a timely period. The Company also concluded it does not have sufficient qualified actuarial resources to assure timely review and detection of errors in actuarially determined information. The Company’s independent registered public accounting firm, Ernst & Young LLP, in conjunction with their audit of the Company’s 2004 financial statements, characterized this weakness as a material weakness, as defined under standards established by the Public Company Accounting Oversight Board (United States), which they have communicated to Company management and the Audit Committee of the Board of Directors.
As reported in its 2004 Form 10-K/A, management developed a plan in collaboration with the Audit Committee of the Board to correct this weakness in internal control during 2005. The plan entails implementation of improved procedures and controls over systems and procedures underlying actuarial computations and balances. The plan also entails an enhanced oversight structure over actuarial functions supporting financial reporting. The plan has been reviewed with, and progress is being monitored by the Audit Committee of the Board and Company management including the Chief Executive Officer and Chief Financial Officer.
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
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the weakness in internal control described in the preceding paragraphs, the Company’s disclosure controls and procedures as of March 31, 2005 are not effective.
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

Erie Family Life Insurance Company

(Registrant)

Date: August 12, 2005	/s/ Jeffrey A. Ludrof

(Jeffrey A. Ludrof, President & CEO)

/s/ Philip A. Garcia

(Philip A. Garcia, Executive Vice President & CFO)