Form 10-Q
period 2005-06-30
ERIE FAMILY LIFE INSURANCE CO
filed 2005-08-15
CIK 33416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
Commission file number 2-39458
ERIE FAMILY LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1186315

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania	16530

(Address of principal executive offices)	(Zip code)
(814) 870-2000
Registrant’s telephone number, including area code
Not applicable

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The number of shares outstanding of Common stock, $ .40 par value, was 9,450,000 at July 31, 2005.

INDEX
ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30	December 31
	2005	2004
ASSETS	(Unaudited)
INVESTMENTS
Fixed maturities at fair value (amortized cost of $1,349,532 and $1,297,913, respectively)	$1,418,431	$1,366,898
Equity securities at fair value (cost of $69,890 and $59,426, respectively)	77,176	66,375
Limited partnerships (cost of $16,211 and $15,234, respectively)	17,441	15,467
Real estate mortgage loans	6,029	6,124
Real estate	1,003	1,044
Policy loans	11,021	10,671

Total investments	1,531,101	1,466,579

Cash and cash equivalents	229	22,446
Premiums receivable from policyholders	7,915	7,876
Reinsurance recoverable	2,302	2,527
Other receivables	723	319
Accrued investment income	16,665	16,031
Deferred policy acquisition costs	114,657	111,409
Reserve credit for reinsurance ceded	32,849	29,420
Securities lending collateral	72,385	0
Prepaid federal income taxes	739	789
Other assets	4,934	4,044

Total assets	$1,784,499	$1,661,440

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30	December 31
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)
LIABILITIES
Policy Liabilities and Accruals:
Future life and accident and health policy benefits	$132,766	$124,016
Policy and contract claims	5,575	3,153
Annuity deposits	1,010,791	984,870
Universal life deposits	169,960	163,489
Supplementary contracts not including life contingencies	700	702
Other policyholder funds	6,463	6,048
Deferred income taxes	48,186	48,066
Reinsurance premium due	1,588	2,581
Securities lending collateral	72,385	0
Accounts payable and accrued expenses	11,794	10,581
Notes payable to Erie Indemnity Company	40,000	40,000
Due to affiliates	4,682	4,327
Dividends payable	2,079	2,079

Total liabilities	1,506,969	1,389,912

SHAREHOLDERS’ EQUITY
Common stock, $.40 par value per share; authorized 15,000,000 shares; 9,450,000 shares issued and outstanding	3,780	3,780
Additional paid-in capital	630	630
Accumulated other comprehensive income	39,334	39,252
Retained earnings	233,786	227,866

Total shareholders’ equity	277,530	271,528

Total liabilities and shareholders’ equity	$1,784,499	$1,661,440

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
REVENUES
Net Policy Revenue:
Life premiums	$14,680	$13,789	$28,181	$26,901
Group life and other premiums	874	836	1,781	1,703

Total net policy revenue	15,554	14,625	29,962	28,604

Net investment income	21,443	20,464	41,749	39,937
Net realized gains on investments	1,514	5,556	161	8,404
Equity in earnings of limited partnerships	3,085	712	3,688	867
Other income	191	238	369	556

Total revenues	41,787	41,595	75,929	78,368

BENEFITS AND EXPENSES
Death benefits	6,622	3,479	10,052	8,383
Interest on annuity deposits	11,323	11,136	22,350	22,046
Interest on universal life deposits	1,922	1,751	3,717	3,487
Interest on surplus notes and other affiliate interest	712	712	1,424	1,430
Surrender and other benefits	345	295	683	615
Increase in future life policy benefits	2,161	1,784	5,321	4,031
Amortization of deferred policy acquisition costs	1,922	(3,592)	4,176	(3,365)
Commissions	406	1,043	806	1,585
General expenses	5,407	4,097	10,018	7,975
Taxes, licenses and fees	921	1,023	1,877	1,857

Total benefits and expenses	31,741	21,728	60,424	48,044

Income before income taxes	10,046	19,867	15,505	30,324

Provision for income taxes	3,516	6,620	5,427	10,559

Net income	$6,530	$13,247	$10,078	$19,765

Net income per share	$0.69	$1.40	$1.07	$2.09

Dividends declared per share	$0.22	$0.22	$0.44	$0.44

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
		(Dollars in thousands)
Net income	$6,530	$13,247	$10,078	$19,765

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of offsets to shadow deferred acquisition costs	23,233	(57,315)	287	(31,442)
Less: gains included in net income	(1,514)	(5,556)	(161)	(8,404)

Net unrealized holding gains (losses) arising during period, net of offsets to shadow deferred acquisition costs	21,719	(62,871)	126	(39,846)

Income tax (expense) benefit related to unrealized gains (losses)	(7,601)	22,005	(44)	13,946

Unrealized appreciation (depreciation) of investments, net of taxes	14,118	(40,866)	82	(25,900)

Comprehensive income (loss)	$20,648	($27,619)	$10,160	($6,135)

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Premiums collected	$28,942	$23,277
Net investment income received	41,906	40,323
Miscellaneous income	369	556
Benefits to policyholders	(35,177)	(34,654)
Commissions paid to agents	(3,555)	(3,252)
Salaries and wages paid	(8,291)	(6,501)
General operating expenses paid	(5,606)	(5,667)
Taxes, licenses and fees paid	(2,242)	(2,024)
Interest paid	(1,424)	(1,425)
Income taxes paid	(5,300)	(5,382)

Net cash provided by operating activities	9,622	5,251

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(174,120)	(166,147)
Equity securities	(10,464)	(3,529)
Limited partnerships	(5,092)	(810)
Sales/maturities of investments:
Sales of fixed maturities	84,096	116,770
Calls/maturities of fixed maturities	39,178	14,954
Limited partnerships	6,586	890
Increase (decrease) in collateral from securities lending	72,385	(21,664)
(Investment) redemption of securities lending collateral	(72,385)	21,664
Net mortgage loans	95	89
Net policy loans	(350)	(420)

Net cash used in investing activities	(60,071)	(38,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Annuity and supplementary contract deposits and interest	63,437	66,254
Annuity and supplementary contract surrenders and withdrawals	(37,518)	(35,761)
Universal life deposits and interest	9,970	9,891
Universal life surrenders	(3,499)	(3,256)
Dividends paid to shareholders	(4,158)	(4,064)

Net cash provided by financing activities	28,232	33,064

Net (decrease) increase in cash and cash equivalents	(22,217)	112
Cash and cash equivalents at beginning of period	22,446	26,173

Cash and cash equivalents at end of period	$229	$26,285

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on August 12, 2005.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion (APB) No. 20, Accounting Changes. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period the cumulative effect of changing to the new principle. FAS 154 carries forward the guidance in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate without change. FAS 154 is effective for changes made in fiscal years beginning after December 15, 2005. The Company has not had any changes in accounting principle in the first half of 2005.
In 2003, Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board originally released Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and the disclosure requirements were ratified. In March 2004, the remaining guidance was ratified to be effective for annual periods ending after June 15, 2004. In October 2004, the effective date of certain application paragraphs of the pronouncement was delayed for further discussion by the Task Force. At its June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue FASB Staff Position (FSP) EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final, thus nullifying paragraphs 10-18 of EITF 03-1. The final FSP EITF 03-1-a, to be retitled, FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, will supercede EITF 03-1 and replace certain application paragraphs with references to existing guidance. The Board decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP 03-1-a will affect the Company.
In 2004, FASB issued FAS 123R, “Share-Based Payment,” which requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The related cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. For employees that become eligible to retire during an explicit service period, compensation cost should be recognized over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. If vesting of share-based payments accelerates upon an employee’s retirement, this should be accrued at the date of retirement. Alternatively, an award may continue to vest after retirement, even though the employee no longer is providing services to the employer. The Erie Indemnity Company (EIC) has a long-

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
term incentive plan (Plan), of which a portion of the costs are allocated to the Company, from which restricted stock awards are issued to executive management that are settled in EIC stock. However, the Plan does not include an acceleration of vesting clause. Therefore, if an employee retired prior to the close of the plan’s three-year performance period, vesting would cease at the end of the year in which they retire. FAS 123R is effective for interim or annual periods beginning after June 15, 2005. The implementation of FAS 123R will have no impact on the Company’s financial position, operations or cash flows.
NOTE 3 — RECLASSIFICATIONS
Certain amounts previously reported in the 2004 financial statements have been reclassified to conform to the current period’s presentation. Such reclassification did not impact earnings or total shareholders’ equity.
NOTE 4 — EARNINGS PER SHARE
Earnings per share amounts are based on the weighted average number of common shares outstanding during each of the respective periods.
NOTE 5 — INVESTMENTS
Fixed maturities and marketable equity securities are classified as “available-for-sale.” Equity securities consist of nonredeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax and acquisition costs, reflected in shareholders’ equity in accumulated other comprehensive income. When a decline in the value of an investment is considered to be other-than-temporary by management, the investment is written down to net estimated realizable value. Investment impairments are evaluated on an individual security position basis. Adjustments to the carrying value of marketable equity securities and fixed maturities that are considered impaired are recorded as realized losses in the Statements of Operations.
The Company had loaned securities, included as part of its invested assets, with a market value of $70.7 million at June 30, 2005. There were no loaned securities at December 31, 2004. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments. The Company shares a portion of the interest on these short-term investments with the lending agent. The Company has incurred no losses on the loan program since the program’s inception.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)
The following is a summary of fixed maturities and equity securities:
(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2005	Cost	Gains	Losses	Fair Value
Fixed maturities
Bonds:
U.S. treasuries and government agencies	$58,038	$1,166	$197	$59,007
Special revenue	2,000	0	0	2,000
Public utilities	176,023	11,379	49	187,353
U.S. banks, trusts and insurance companies	223,112	11,624	404	234,332
U.S. industrial and miscellaneous	562,911	32,580	2,171	593,320
Mortgage-backed securities	152,224	3,681	628	155,277
Asset-backed securities	14,649	396	19	15,026
Foreign	158,425	11,853	354	169,924

Total bonds	1,347,382	72,679	3,822	1,416,239

Redeemable preferred stock	2,150	42	0	2,192

Total fixed maturities	1,349,532	72,721	3,822	1,418,431

Equity securities
Nonredeemable preferred stock:
U.S. banks, trusts and insurance companies	29,908	1,842	0	31,750
U.S. industrial and miscellaneous	18,802	2,139	0	20,941
Foreign	21,180	3,305	0	24,485

Total equity securities	69,890	7,286	0	77,176

Total fixed maturities and equity securities	$1,419,422	$80,007	$3,822	$1,495,607

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)
(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2004	Cost	Gains	Losses	Fair Value
Fixed maturities
Bonds:
U.S. treasuries and government agencies	$60,126	$1,048	$98	$61,076
Public utilities	160,516	11,313	219	171,610
U.S. banks, trusts and insurance companies	193,461	9,148	709	201,900
U.S. industrial and miscellaneous	566,633	34,721	976	600,378
Mortgage-backed securities	157,289	3,713	609	160,393
Asset-backed securities	10,946	348	77	11,217
Foreign	141,926	12,080	686	153,320

Total bonds	1,290,897	72,371	3,374	1,359,894

Redeemable preferred stock	7,016	94	106	7,004

Total fixed maturities	1,297,913	72,465	3,480	1,366,898

Equity securities
Nonredeemable preferred stock:
U.S. banks, trusts and insurance companies	19,909	2,078	2	21,985
U.S. industrial and miscellaneous	18,801	1,873	0	20,674
Foreign	20,716	3,000	0	23,716

Total equity securities	59,426	6,951	2	66,375

Total fixed maturities and equity securities	$1,357,339	$79,416	$3,482	$1,433,273

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)
Fixed maturities and equity securities in a gross unrealized loss position at June 30, 2005 are as follows. Data is provided by length of time securities were in a gross unrealized loss position.
(in thousands)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
Bonds:
U.S. treasuries and government agencies	$21,335	$173	$1,975	$24	$23,310	$197
Public utilities	9,988	10	7,700	39	17,688	49
U.S. banks, trusts and insurance companies	16,316	142	13,700	262	30,016	404
U.S. industrial and miscellaneous	53,403	1,582	22,933	589	76,336	2,171
Mortgage-backed securities	36,989	433	14,923	195	51,912	628
Asset-backed securities	2,973	19	0	0	2,973	19
Foreign	6,916	80	13,580	274	20,496	354

Total fixed maturities	$147,920	$2,439	$74,811	$1,383	$222,731	$3,822

U.S. Treasury Obligations and Government Agencies — The unrealized losses of the Company’s investments in U.S. Treasury obligations and Government agencies were caused by interest rate increases. The Company has the ability and intent to hold the investments until recovery of fair value, which may be at maturity. Because of this, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2005.
Corporate Bonds (public utilities, U.S. banks, trust and insurance companies, U.S. industrial, miscellaneous and foreign) — The unrealized losses on investments in corporate bonds relates to both interest rate increases and to declines in credit quality of certain issuers. Evaluation of the near-term prospects suggests that the decline in credit quality is not such that recovery of fair value is unlikely. Because the Company has the ability and intent to hold these investments until recovery of fair value, which may be at maturity, these investments are not considered to be other-than-temporarily impaired at June 30, 2005.
Mortgage-Backed Securities — The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company has the ability and intent to hold the investments until recovery of fair value, which may be at maturity. Because of this, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2005.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)
The components of net realized gains on investments as reported in the Statements of Operations are included below. There were no impairment charges recorded in the second quarter of 2005 or 2004. For the six months ended June 30, 2005, there were impairment charges of $1.5 million related to a fixed maturity in the automotive industry.
(in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Fixed maturities:
Gross realized gains	$1,941	$5,744	$3,025	$8,674
Gross realized losses	(430)	(220)	(2,871)	(313)

Net realized gains	1,511	5,524	154	8,361

Equity securities:
Gross realized gains	5	32	11	43
Gross realized losses	(2)	0	(4)	0

Net realized gains	3	32	7	43

Net realized gains on investments	$1,514	$5,556	$161	$8,404

Limited partnerships include U.S. and foreign real estate and mezzanine debt investments. Real estate limited partnerships represent 96.3%, while mezzanine debt limited partnerships represent 3.7% of the total carrying value at June 30, 2005. These partnerships are recorded using the equity method. In the second quarter of 2005, the Company made a correction to its treatment of unrealized gains and losses of limited partnerships of $1.2 million, or an increase to net income per share of $0.13. Included in the pretax adjustment was $1.0 million related to 2005 and $0.2 million related to 2004 and prior years. Of the $1.0 million in 2005, $0.3 million and $0.7 million related to the second and first quarter, respectively, and increased equity in earnings of limited partnerships on the Statements of Operations. The Company previously reflected unrealized gains and losses on limited partnerships in shareholders’ equity in accumulated other comprehensive income, net of deferred taxes. While there was an earnings impact related to this correction, there was no impact on the Company’s total shareholders’ equity.
The components of equity in earnings of limited partnerships as reported in the Statements of Operations are as follows:
(in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Mezzanine debt	$557	$15	$557	$35
Real estate	2,528	697	3,131	832

	$3,085	$712	$3,688	$867

NOTE 6 — DEFERRED POLICY ACQUISITION COSTS (DAC) ASSET
The Company incurs significant costs in connection with acquiring new business, principally commissions and policy issue and underwriting expenses. Acquisition costs, which vary with and are primarily related to the production of new business, are deferred as an asset and amortized. At each balance sheet date, the Company evaluates the value of this asset in light of historical and expected future gross premiums and profits on its insurance and annuity products.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 6 — DEFERRED POLICY ACQUISITION COSTS (DAC) ASSET (Continued)
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
Also, in accordance with FAS 97, DAC is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in accumulated other comprehensive income.
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
NOTE 7 — SEGMENT INFORMATION
The Company offers a range of products and services, but operates as one reportable life insurance segment. The Company’s Traditional Life insurance line includes permanent life, endowment life, term life and whole life policies. The Universal Life line includes all fixed universal life products sold by the Company. Variable universal life products are not sold by the Company. The Fixed Annuities line includes both tax qualified and non-qualified deferred annuity plans, annuities in pay-out and structured settlements. Neither variable nor equity indexed annuity products are sold by the Company. The Group Life and Other line includes group life insurance and disability income products. The Corporate Account line includes investment income earned from surplus not specifically allocable to any one product type.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 7 — SEGMENT INFORMATION (Continued)
Investment-related income is allocated based on the assumption that the fixed maturities and preferred stock portfolios support the insurance product lines and the limited partnership and remaining fixed maturity investments support the Corporate Account.
(in thousands)

				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
June 30, 2005	Life	Life	Annuities	Other	Account	Total
Total policy revenue, net of reinsurance	$11,166	$3,514	$1	$873	$0	$15,554
Net investment and other income	1,852	2,465	14,933	58	5,411	24,719
Net realized gains on investments	130	163	1,050	4	167	1,514

Total revenues	13,148	6,142	15,984	935	5,578	41,787
Less: Total benefits and expenses	13,094	4,858	13,127	584	78	31,741

Income before taxes	$54	$1,284	$2,857	$351	$5,500	$10,046

				Group
Six Months Ended	Traditional	Universal	Fixed	Life &	Corporate
June 30, 2005	Life	Life	Annuities	Other	Account	Total
Total policy revenue, net of reinsurance	$21,161	$7,021	$1	$1,779	$0	$29,962
Net investment and other income	3,597	4,769	29,101	115	8,224	45,806
Net realized gains on investments	13	17	107	0	24	161

Total revenues	24,771	11,807	29,209	1,894	8,248	75,929
Less: Total benefits and expenses	23,228	9,509	26,258	1,274	155	60,424

Income before taxes	$1,543	$2,298	$2,951	$620	$8,093	$15,505

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 7 — SEGMENT INFORMATION (Continued)
(in thousands)

				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
June 30, 2004	Life	Life	Annuities	Other	Account	Total
Total policy revenue, net of reinsurance	$10,313	$3,476	$1	$835	$0	$14,625
Net investment and other income	1,753	2,343	14,311	49	2,958	21,414
Net realized gains on investments	476	581	3,876	13	610	5,556

Total revenues	12,542	6,400	18,188	897	3,568	41,595
Less: Total benefits and expenses	9,631	(1,726)	13,293	452	78	21,728

Income before taxes	$2,911	$8,126	$4,895	$445	$3,490	$19,867

				Group
Six Months Ended	Traditional	Universal	Fixed	Life &	Corporate
June 30, 2004	Life	Life	Annuities	Other	Account	Total
Total policy revenue, net of reinsurance	$19,957	$6,944	$1	$1,702	$0	$28,604
Net investment and other income	3,422	4,596	28,036	94	5,212	41,360
Net realized gains on investments	719	876	5,862	20	927	8,404

Total revenues	24,098	12,416	33,899	1,816	6,139	78,368
Less: Total benefits and expenses	19,988	1,151	25,806	943	156	48,044

Income before taxes	$4,110	$11,265	$8,093	$873	$5,983	$30,324

The second quarter 2005 benefits and expenses for the Traditional Life line include $5.2 million related to death benefits incurred. Death benefits during the second quarter of 2004 totaled $2.9 million.
The second quarter 2005 Corporate Account net investment and other income includes $3.7 million from limited partnerships. See Note 5 for further discussion on the second quarter 2005 limited partnership income.
During the second quarter of 2004, the Company unlocked certain assumptions related to determination of DAC for its universal life and fixed annuities. As a result of unlocking these assumptions, DAC was increased and the amortization of DAC was decreased by $5.2 million and $0.7 million for universal life and fixed annuities for the second quarter of 2004, respectively.
NOTE 8 — REINSURANCE
The Company has entered into various reinsurance treaties for the purpose of mitigating risk in accordance with Company guidelines. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 8 — REINSURANCE (Continued)
Company. Management believes all of its reinsurance assets are collectible; therefore, no allowance has been established for uncollectible amounts.
Included in the reinsurance treaties are provisions for expense allowances to be provided to the Company by the reinsurer. These allowances are intended to help offset policy acquisition and maintenance costs incurred by the Company. The rate of reimbursement varies by plan and by reinsurer. These allowances are considered in the amount capitalized as DAC. The Company put in place a new ceded arrangement for new issues under certain of its Target Term plans as of January 1, 2005. This change did not have a material impact on the second quarter 2005 financial results nor is it expected to have a material impact on the Company’s financial statements in future periods.
The Company’s retention limit is $0.3 million per life for individual coverage. For its ERIE Flagship Term2 and ERIE Target Term products, the Company has first dollar quota share treaties with several unaffiliated reinsurers. The Company reinsures 50% and 90% of the ERIE Flagship Term2 and ERIE Target Term products, respectively, subject to the Company’s $0.3 million retention limit. For its disability income product, the Company has a 50% quota share agreement with its reinsurer. As of June 30, 2005 and 2004, $13.3 billion and $10.6 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali), which reinsures a portion of the Company’s life and accident and health business. At June 30, 2005 and 2004, the amount of in-force life insurance ceded to Generali totaled approximately $7.1 billion and $6.1 billion, respectively.
The effect of ceded reinsurance to the financial statement lines contained in the Statements of Operations is as follows:
(in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Direct policy revenue	$21,889	$19,651	$41,175	$37,674
Policy revenue ceded	(6,335)	(5,026)	(11,213)	(9,070)

Net policy revenue	$15,554	$14,625	$29,962	$28,604

Death benefits	$8,864	$4,420	$13,923	$11,046
Reinsurance recoveries	(2,242)	(941)	(3,871)	(2,663)

Net death benefits	$6,622	$3,479	$10,052	$8,383

Increase in future life policy benefits	$4,519	$3,766	$8,750	$7,464
Reinsurance reserve credits	(2,358)	(1,982)	(3,429)	(3,433)

Net increases in future life policy benefits	$2,161	$1,784	$5,321	$4,031

Commissions	$2,664	$2,945	$4,827	$5,108
Reinsurance commission allowance	(2,258)	(1,902)	(4,021)	(3,523)

Net commissions	$406	$1,043	$806	$1,585

The net increase in future life policy benefits for the six months ended June 30, 2005 includes a $0.7 million charge to earnings related to a correction of an error in the determination of reinsurance reserve credits.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 8 — REINSURANCE (Continued)
The prior calculation method overstated the amount of such credits for certain policy types due to an error in determining the inventory of policies qualifying for such credits.
NOTE 9 — NOTES PAYABLE TO ERIE INDEMNITY COMPANY
The Company has $40 million due to Erie Indemnity Company (EIC) in the form of two surplus notes. The notes may be repaid only out of unassigned surplus of the Company. The first note, in the amount of $15 million, bears an annual interest rate of 6.45%. Interest on the note is scheduled to be paid semi-annually. The note is payable on demand on or after December 31, 2005. It is probable that EIC will allow the Company to repay this note through issuance of a new note with a later maturity date. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. The Company paid its semi-annual interest of $0.5 million on this note to EIC during the second quarters ended June 30, 2005 and 2004.
The second note was issued for an additional $25 million. This surplus note bears an annual interest rate of 6.70% and is scheduled to be paid semi-annually. The surplus note is payable on demand on or after December 31, 2018. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. The Company paid its semi-annual interest of $0.8 million on this note to EIC during the second quarters ended June 30, 2005 and 2004.
NOTE 10 — SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows:
(in thousands)

	Six Months Ended June 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$10,078	$19,765
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	4,176	(3,365)
Other amortization	528	528
Deferred federal income tax expense	77	4,410
Realized gains on investments	(161)	(8,404)
Equity in earnings of limited partnerships	(3,688)	(867)
(Increase) decrease in premium and other receivables	(443)	176
Increase in accrued investment income	(634)	(369)
Policy acquisition costs deferred	(7,329)	(7,316)
Decrease (increase) in other assets	3	(104)
Increase in reinsurance recoverables and reserve credits	(3,204)	(2,057)
Decrease in prepaid federal income taxes	50	767
Increase in future policy benefits and claims	11,172	6,834
Increase (decrease) in other policyholder funds	415	(4,946)
Decrease in reinsurance premium due	(993)	(548)
(Decrease) increase in accounts payable and due to affiliates	(425)	747

Net cash provided by operating activities	$9,622	$5,251

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 11 — COMMITMENTS
The Company has outstanding commitments to invest up to $19.9 million in limited partnerships at June 30, 2005. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.
NOTE 12 – LEGAL PROCEEDINGS
The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s financial condition, results of operations or cash flows.
NOTE 13 — STATUTORY INFORMATION
The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the Pennsylvania Insurance Code) amounts to $1.65 million. The Company’s total statutory capital and surplus well exceeded these minimum requirements.
Bonds having a fair value of $2.1 million at June 30, 2005 and December 31, 2004, were on deposit with various regulatory authorities as required by law. The carrying value of these bonds is not material for separate disclosure on the Company’s Statement of Financial Position and is included with fixed maturities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS
The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on August 12, 2005.
CRITICAL ACCOUNTING ESTIMATES
Valuation of Limited Partnership Investments
Management has made estimates concerning the valuation of all investments as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on August 12, 2005. The following discussion on the valuation of limited partnership investments serves to supplement that disclosure. Investments in limited partnerships are recorded under the equity method of accounting. This method requires that changes in the fair value of invested assets held by the partnership in the form of unrealized gains and losses, be recorded in earnings when recognized by the partnership. Prior to the second quarter 2005, the Company did not record in the Company’s Statements of Operations, its proportionate share of changes in the fair value of limited partnership investments but did recognize such changes as a component of accumulated other comprehensive income in shareholders’ equity. During the second quarter of 2005, the Company recorded an adjustment to correct the accounting for unrealized gains and losses of its limited partnership investments by recognizing unrealized gains and losses in the Company’s Statements of Operations. Restatement was not considered necessary as the impact of correcting this error was not material to prior periods’ net income and had no impact on the total shareholders’ equity of the Company (See Analysis of Investment-related Income in the Revenue section included herein).
The Company’s limited partnership investment portfolio is diversified by asset class, i.e., real estate and mezzanine debt, and by region and industry sectors. Certain of the general partners of the limited partnerships prepare financial statements in which the investments are valued at fair value. These financial statements are the primary basis for the valuation of limited partnership interests. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners typically results in not less than a quarter delay in the inclusion of the limited partnership results in the Company’s Statements of Operations. The general partners use various methods to estimate fair value for unlisted debt investments, property and other investments for which there is no ready market. Due to the nature of the investments, general partners must make assumptions about the underlying companies or assets as to future performance, financial condition, liquidity, availability of capital, market conditions and other factors to determine the estimated fair value. The valuation procedures can include techniques such as cash flow multiples, discounted cash flows or the pricing used to value the entity or similar entities in recent financing transactions. Management reviews each partnership’s policies to ensure general partners utilize assumptions that independent market analysts might use in estimating fair market value. The general partners’ estimate and assumption of fair value of nonmarketable securities may differ significantly from the values that could have been derived had a ready market existed. These values are not necessarily indicative of the value that would be received in a current sale and valuation differences could be significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
FINANCIAL OVERVIEW
Net income decreased to $6.5 million, or $0.69 per share, in the second quarter of 2005, compared to $13.2 million, or $1.40 per share, for the second quarter of 2004. The decrease in the 2005 second quarter net income was the result of a $3.1 million increase in policyholder death benefits and a $5.5 million increase in amortization of deferred policy acquisition costs as compared to the second quarter of 2004. For the six months ended June 30, 2005, net income decreased to $10.1 million, or $1.07 per share, compared to $19.8 million, or $2.09 per share for the same period in 2004. An increase in equity in earnings of limited partnerships was offset by 1) a decrease in realized capital gains, 2) an increase in amortization of deferred policy acquisition costs and 3) an increase in general expenses, contributing to the decrease in earnings for the year 2005.
REVENUES
Analysis of Policy Revenue
Total net policy revenue increased 6.4%, to $15.6 million in the second quarter of 2005 from $14.6 million during the same period in 2004. Although total net premiums are up in 2005, premiums on new traditional policies declined in the second quarter of 2005 when compared to the same period in 2004. Direct new premiums on traditional life insurance policies decreased 9.2% to $2.3 million for the quarter ended June 30, 2005, from $2.5 million for the quarter ended June 30, 2004. This decline in production increases unit costs as the Company’s fixed costs are spread over a smaller base of policies issued. Effective July 1, 2005, the Company will discontinue writing new business under its Target Term plans. As a replacement for these plans, effective in August 2005, the Company began offering ERIE Flagship Term Plus. This product offers fully guaranteed rates for the entire level term period and conversion privileges until the end of the level term period. The Company believes these features, based on research conducted with its distribution force, will be more attractive in the marketplace. It is expected that this product revision will result in increased new traditional life insurance policy sales. Total net policy revenue increased $1.4 million, or 4.7%, to $30.0 million for the six months ended June 30, 2005 as renewal premiums on traditional policies increased $1.8 million, or 14.4%, to $14.2 million for the first six months of 2005.
Analysis of Investment-related Income
Net investment income increased $1.0 million to $21.4 million in the second quarter of 2005 when compared to the same period in 2004. The increase in net investment income for the second quarter of 2005 is due to the increase in the size of the investment portfolio.
Net realized gains on investments were $1.5 million in the second quarter of 2005, compared to net realized gains of $5.6 million in the second quarter of 2004. Included in the second quarter of 2004 was a $1.4 million gain on a previously impaired security and $1.5 million gain on the sale of a bond in the utilities industry.
Equity in earnings of limited partnerships increased $2.4 million in the second quarter of 2005 compared to 2004. This increase is due in part to a correction of accounting for unrealized gains recognized by the partnerships in the second quarter of 2005. Of the $1.2 million related to partnership unrealized gains recognized in the second quarter of 2005, $0.2 million related to 2004 and prior periods. Additionally, $1.3 million of income was realized on the sale of partnership investments during the second quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
The Company’s performance of its fixed maturities and preferred stock portfolios compared to market indices is presented below. Annualized returns are shown pre-tax and include investment income, realized and unrealized gains and losses.

Two year period ended
June 30, 2005
Erie Family Life Insurance Company indices:
Fixed maturities	4.73%
Preferred stock	7.72

Market indices:
Lehman Brothers U.S. Aggregate	3.51%
BENEFITS AND EXPENSES
Analysis of Policy-related Benefits and Expenses
Net death benefits on life insurance policies increased $3.1 million to $6.6 million in the second quarter of 2005 from $3.5 million in the second quarter of 2004. Based on the favorable results of the Company’s most recent mortality study, management believes its underwriting philosophy and practices are sound. For the six months ended June 30, 2005, net death benefits on life insurance policies increased $1.7 million, or 19.9%, to $10.1 million, from $8.4 million for the same period in 2004. As the Company’s life insurance in force continues to grow, death benefits can be expected to increase. Net life insurance in force has grown from $17.6 billion at June 30, 2004 to $17.8 billion at June 30, 2005.
The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance ceded. Increase in future life policy benefits net of reinsurance ceded totaled $2.2 million in the second quarter of 2005 compared to $1.8 million in the second quarter of 2004, an increase of 21.1%. Increase in future life policy benefits net of reinsurance ceded increased $1.3 million to $5.3 million for the six months ended June 30, 2005, compared to the same period in 2004. This net increase in future life policy benefits for the six months ended June 30, 2005 includes a $0.7 million charge related to a correction of an error in the determination of reinsurance reserve credits which was recognized in the first quarter of 2005. The prior calculation method overstated the amount of such credits for certain policy types due to an error in determining the inventory of policies qualifying for such credits.
Amortization of deferred policy acquisition costs increased to $1.9 million in the second quarter of 2005, from a credit of $3.6 million during the same period in 2004. In accordance with FAS 97, the Company periodically evaluates certain assumptions in use to determine DAC and corresponding amortization related to its interest sensitive products. During the second quarter of 2004, the Company unlocked certain assumptions on its universal life and annuity products. As a result of unlocking these assumptions, the DAC asset was increased and the amortization of DAC was decreased by $5.9 million. For the six months ended June 30, 2005, amortization of deferred policy acquisition costs was $4.2 million, a $7.5 million increase from last year’s $3.3 million credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
Analysis of Other Expenses
Direct commissions to independent agents include new and renewal commissions and production bonuses. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, are deferrable as DAC. Most first-year and incentive commissions and some renewal commissions qualify for deferral as DAC. For the second quarter of 2005, the commission expense totaled $0.4 million, compared to $1.0 million for the second quarter of 2004. This decrease is partially attributable to a decrease in production bonuses paid to agents. Commissions for the six months ended June 30, 2005 were $0.8 million compared to $1.6 million during the same period in 2004.
The ERIE Insurance Group introduced two new promotional incentive programs in June 2005 to stimulate new policy sales from the independent agency force. These programs will run over a twelve-month period and include incentives for property/casualty, life and annuity sales. The total projected cost to the Company for these programs is estimated at approximately $0.4 million, which will be expensed evenly over the program term, with $0.2 million being incurred in 2005 and 2006.
General expenses include wages and salaries, employee benefits, data processing expenses, professional fees, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company related to the acquisition and underwriting of new policies are deferred as DAC. Such expenses include medical inspection and exam fees related to new business production and salaries, wages and employee benefits of underwriting personnel. General expenses, net of DAC, increased $1.3 million from the second quarter of 2004, to $5.4 million for the second quarter of 2005. The increase in general expenses includes increases in information technology costs, including professional costs related to the Company’s efforts to improve its actuarial systems and processes and the development of new products. Expenses allocated to the Company for salaries and benefits of various members of executive management of the Erie Insurance Group also increased due to an increased amount of effort dedicated to Company issues. The second quarter of 2004 included a $0.5 million credit adjustment to reduce the Company’s liability related to outstanding litigation. General expenses for the six months ended June 30, 2005 increased 25.6%, or $2.0 million, to $10.0 million. Increased expense levels are anticipated to continue to address its actuarial systems and processes.
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
The Company’s invested assets are sufficiently liquid to meet commitments to its policyholders. At June 30, 2005, the Company’s investment portfolio consisting of cash, investment grade bonds and investment grade preferred stock, totaled more than $1.4 billion, or 80.8% of total assets. These resources provide the liquidity the Company requires to meet the demands on its funds.

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
The Company’s investments are subject to certain risks, including interest rate risk and credit risk. The Company monitors exposure to interest rate risk through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio are monitored regularly. The Company’s objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. Portfolio holdings are diversified across industries, and concentrations in any one company or industry are limited by parameters established by Company management and the Board of Directors.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. The Company’s major sources of cash from operations are life insurance premiums and investment income. Insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. Major cash outflows from operations are for benefits to policyholders, commissions to agents and salaries, wages and operating expenses. The net positive cash flow from operations is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the six months ended June 30, 2005 was $9.6 million. With investments and cash and cash equivalents totaling approximately $1.5 billion at June 30, 2005, the Company’s liquidity position remains strong.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
Annuity and universal life deposits, which do not appear as revenue on the Statement of Operations, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions. This method of accounting records deposits as a liability rather than as revenue. Annuity and universal life deposits were $24.7 million in the second quarter of 2005 and $24.8 million in the second quarter of 2004. The Company’s ability to attract deposits depends in large part on the relative attractiveness of its products compared to other investment alternatives. Effective August 2005, the Company began offering a new annuity product – ERIE Flagship Annuity.
Some cash outflows of the Company are predictable while others can vary widely. Cash outflows for payout annuities such as immediate annuities, supplementary contracts, and structured settlements are predictable due to the fixed schedule of payments. Some payments are contingent upon the survival of the annuitant, which leads to uncertainty in the cash outflow, especially over longer time horizons. Cash outflows on deferred annuities are less predictable as they are based on discretionary withdrawals elected by the owner of the annuity. The effect on the Company of this volatility is mitigated by the highly-liquid investment-quality bond portfolio backing these liabilities as well as surrender charges that may be assessed upon withdrawal of annuity funds. Another source of volatility in cash outflows is death benefits on life insurance policies. The effect on the Company of volatility from death benefits is mitigated by the use of third-party reinsurance such that the Company limits its liability on any one individual life to no more than $0.3 million.
All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. Also available as a source of funds to the Company is a $10 million committed line of credit with a commercial bank. The Company may use extensions of credit from the bank to fund working capital needs of the Company and for other general corporate purposes. At June 30, 2005 and December 31, 2004, securities held as collateral on the committed line of credit totaled $16.4 million. At June 30, 2005 and December 31, 2004, there were no borrowings on this line of credit.
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
The guaranteed interest rates and approximate deposit liabilities for deferred annuity products with credited interest rates subject to change by the Company are as follows:

Initial		Current
Guaranteed	Policy	Guaranteed	Deposit
Interest Rate	Years	Interest Rate	Liabilities
			(in thousands)
4.5%	1 - 5	4.5%	$250,213
4.5	6 -10	4.0	114,045
4.5	Over 10	3.5	194,667
3.0	All Years	3.0	32,925
1.5	All Years	1.5	46,170
The Company has some ability to restrict new deposits on its universal life and annuity contracts. New deposits can be limited to planned premium amounts under the terms of the Company’s universal life contracts. Deposits are limited also by IRS guidelines. Flexible premium deferred annuity (FPDA) contracts allow the Company to limit deposits to a maximum of $25,000 per year.
The Company plans to introduce a new deferred annuity portfolio during the third quarter of 2005. The new portfolio will include a number of features that are expected to improve the Company’s competitive position and flexibility in dealing with interest rate changes, including higher interest rates on larger deposits and a “new money” interest crediting method that allows the Company to quickly change rates in response to market conditions. The portfolio will also have longer and higher surrender charges, which will reduce the Company’s vulnerability to disintermediation risk.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
Reinsurance
The Company put in place a new ceding arrangement for new issues under certain of its Target Term plans as of January 1, 2005. Allowances under this new arrangement are not as favorable as those under the arrangement in place through 2004. Increased reinsurance costs (reduced expense allowances) on this product will reduce the profitability of the Company’s traditional life line of business. As discussed in the “Analysis of Policy Revenue” section, the Company will no longer issue new policies under its Target Term plans effective July 1, 2005. The Company expects to market its new term product, Flagship Term Plus, beginning in August 2005. This product will be supported by a reinsurance arrangement that allows for appropriate returns.
Implementation of New Valuation System
In 2004, the Company implemented a new valuation system for its statutory and tax reserves on traditional products. As a result, adjustments were made to conform reserve estimates of the old system to the estimates from the new system. The Company continues to test and compare the output from the old and new systems for GAAP reserving. Implementation of the new valuation system for GAAP reserving on traditional products is expected during the third quarter of 2005. In implementing the new GAAP valuation system for traditional products, the Company is refining its GAAP reserving methods, assumptions and calculations. It is expected that there will be changes in estimates as a result of this refinement effort, however, the Company has not yet finalized its estimated financial statement impacts.
Introduction of ErieConnection®
While functional as a personal lines rating and policy administration system, ErieConnection agency interface has generally not met the Company’s or agent’s expectations for ease of use. The Erie Insurance Group is developing plans to address usability issues and has begun to develop agency interface solutions. During the second quarter of 2005, the amount allocated to the Company relating to expenses associated with these usability issues were approximately $0.3 million. The Company expects to incur an additional $1.4 million of expenses relating to the usability issues in 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A in the Company’s 2004 Annual Report on Form 10-K/A. The risks associated with interest rate guarantees on the Company’s universal life and annuity products are discussed in the Company’s Annual Report on Form 10-K/A for 2004 in Factors That May Affect Future Results. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the three months ended June 30, 2005. The information contained in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report on Form 10-K/A is incorporated herein by reference.
The Company’s objective is to earn competitive returns by investing in a diversified portfolio of securities. The Company is exposed to credit risk through its portfolios of fixed maturity securities, preferred stock, mortgage loans, and to a lesser extent, short-term investments. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. The Company manages this risk by performing up front underwriting analysis and ongoing reviews of credit quality by position and for the fixed maturity portfolio in total. The fixed maturity investments are also maintained between minimum and maximum percentages of invested assets. The Company does not hedge credit risk inherent in its fixed maturity investments.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, profitability and business relationships and the Company’s other business activities during 2005 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “contemplate,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act).
In its Form 10-K/A, Amended Annual Report for 2004, the Company identified a weakness in internal control in the course of evaluating its procedures and controls over actuarially determined amounts and disclosures. Certain aspects of the system of internal controls related to the Company’s actuarial processes and procedures did not reduce to a relatively low level the risk that a material misstatement of the Company’s financial statements would be prevented or detected in a timely manner. The Company also concluded it does not have sufficient qualified actuarial resources to assure timely review and detection of errors in actuarially determined information. The Company’s independent registered public accounting firm, Ernst & Young LLP, in conjunction with their audit of the Company’s 2004 financial statements, characterized this weakness as a material weakness, as defined under standards established by the Public Company Accounting Oversight Board (United States), which they have communicated to Company management and the Audit Committee of the Board of Directors.
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
The Company has made progress in correcting the weakness in control during 2005, including adding qualified actuarial resources to prepare and review actuarially determined information. In addition, the Company is in the process of installing new actuarial valuation systems that will improve the information and processes used to determine and verify the recorded actuarial amounts. Certain of these systems are expected to be functional for reporting under generally accepted accounting principles in the second half of 2005.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the weakness in internal control described in the preceding paragraphs, the Company’s disclosure controls and procedures as of June 30, 2005 are not effective.
Management has effected numerous changes to compensate for and remediate the material weakness in internal control described in the second preceding paragraph. In order to ensure the financial statements are not affected by the control weaknesses, management has continued development of detailed analytical and other analyses to corroborate actuarially determined amounts and disclosures. Under the direction of the Chief Financial Officer, procedural changes have been implemented to provide for additional levels of review of detailed calculations and analyses supporting the Company’s recording and disclosure of actuarially determined information. During 2005, management has detected and corrected two minor financial statement errors attributable to this enhanced oversight. This enhanced review process extends to internally developed models and spreadsheets critical to the amounts being determined for recording and disclosure purposes.

ITEM 4. CONTROLS AND PROCEDURES (Continued)
Changes in Internal Control Over Financial Reporting
Other than the improvements made as discussed above, there was no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
The Amended and Re-Stated Class Action Settlement Agreement provides qualifying class members the option of choosing the supplemental life insurance coverage, discussed above, or a cash payment. Qualifying class members who select the cash payment option shall receive a maximum of one cash payment of $10.67 for each policy, irrespective of number of purchasers and/or owners of the policy. If a qualifying class member does not submit a cash payment selection form within the timeframe set forth in the Amended and Re-Stated Class Action Settlement Agreement, the qualifying class member shall automatically receive the supplemental life insurance coverage. The Company agrees to pay attorneys’ fees in an amount up to $150,000, and will reimburse administrative costs and expenses in an amount up to $14,000. On July 27, 2005, the Court entered an Order preliminarily approving the settlement and directing the issuance of notice to the class.
It is too early to assess the probable outcome or the purported amount of damages of this civil class action lawsuit. The Company believes it has meritorious, legal and factual defenses to the lawsuit and these defenses will be vigorously pursued if a settlement is not finalized.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 19, 2005, the Registrant held its Annual Meeting of Shareholders:
The following directors were elected for a one-year term and until a successor is elected and qualified:

Kaj Ahlmann	Susan Hirt Hagen
John T. Baily	C. Scott Hartz
J. Ralph Borneman, Jr.	F. William Hirt
Wilson C. Cooney	Claude C. Lilly, III
Patricia Garrison-Corbin	Jeffrey A. Ludrof
John R. Graham	Robert C. Wilburn
Jonathan Hirt Hagen
ITEM 5. OTHER INFORMATION
Items not reported on Form 8-K during the period:
On April 19, 2005, the Executive Compensation and Development Committee recommended, and the full Board of Directors approved, a change in the current level of Directors’ fees. These fees are paid by the Erie Indemnity Company and a portion is allocated to the Company. The stock compensation portion of the retainer was increased from $25,000 to $35,000. The committee chair retainers were increased from $2,000 to $5,000, except for the Audit Committee Chair retainer that was raised to $8,500. The Lead Director will receive an additional cash retainer of $20,000. These changes were effective beginning May 1, 2005.
ITEM 6. EXHIBITS
Exhibits

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Family Life Insurance Company

(Registrant)

Date: August 15, 2005	/s/ Jeffrey A. Ludrof

(Jeffrey A. Ludrof, President & CEO)

/s/ Philip A. Garcia

(Philip A. Garcia, Executive Vice President & CFO)