Form 10-Q
period 2005-09-30
ERIE FAMILY LIFE INSURANCE CO
filed 2005-11-02
CIK 33416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
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

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common stock, $ .40 par value, was 9,450,000 at October 31, 2005.

INDEX
ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30	December 31
	2005	2004
	(Unaudited)
ASSETS

INVESTMENTS
Fixed maturities at fair value (amortized cost of $1,352,328 and $1,297,913, respectively)	$1,390,561	$1,366,898
Equity securities at fair value (cost of $73,890 and $59,426, respectively)	80,210	66,375
Limited partnerships (cost of $15,147 and $15,234, respectively)	16,741	15,467
Real estate mortgage loans	5,980	6,124
Real estate	1,136	1,044
Policy loans	11,357	10,671

Total investments	1,505,985	1,466,579

Cash and cash equivalents	2,011	22,446
Premiums receivable from policyholders	163	168
Reinsurance recoverable	2,395	2,527
Other receivables	277	319
Accrued investment income	19,226	16,031
Deferred policy acquisition costs	129,581	119,117
Reserve credit for reinsurance ceded	37,666	29,420
Securities lending collateral	62,744	0
Prepaid federal income taxes	0	789
Other assets	7,184	4,044

Total assets	$1,767,232	$1,661,440

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30	December 31
	2005	2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Policy Liabilities and Accruals:
Future life and accident and health policy benefits	$142,550	$124,016
Policy and contract claims	3,775	3,153
Annuity deposits	1,012,226	984,870
Universal life deposits	173,338	163,489
Supplementary contracts not including life contingencies	741	702
Other policyholder funds	10,207	6,048
Federal income taxes payable	972	0
Deferred income taxes	37,693	48,066
Reinsurance premium due	1,325	2,581
Securities lending collateral	62,744	0
Accounts payable and accrued expenses	14,840	10,581
Notes payable to Erie Indemnity Company	40,000	40,000
Due to affiliates	2,525	4,327
Dividends payable	4,158	2,079

Total liabilities	1,507,094	1,389,912

SHAREHOLDERS’ EQUITY
Common stock, $.40 par value per share; authorized 15,000,000 shares; 9,450,000 shares issued and outstanding	3,780	3,780
Additional paid-in capital	630	630
Accumulated other comprehensive income	23,192	39,252
Retained earnings	232,536	227,866

Total shareholders’ equity	260,138	271,528

Total liabilities and shareholders’ equity	$1,767,232	$1,661,440

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
REVENUES
Net Policy Revenue:
Life premiums	$14,032	$13,458	$42,214	$40,359
Group life and other premiums	870	819	2,650	2,522

Total net policy revenue	14,902	14,277	44,864	42,881

Net investment income	20,949	19,705	62,698	59,642
Net realized gains on investments	267	1,103	429	9,507
Equity in (losses) earnings of limited partnerships	(201)	203	3,487	1,070
Other income	126	203	494	759

Total revenues	36,043	35,491	111,972	113,859

BENEFITS AND EXPENSES
Death benefits	3,353	5,096	13,405	13,479
Interest on annuity deposits	11,464	11,076	33,814	33,121
Interest on universal life deposits	1,917	1,775	5,634	5,262
Interest on surplus notes and other affiliate interest	713	713	2,136	2,143
Surrender and other benefits	392	306	1,075	921
Increase in future life policy benefits	4,967	1,982	10,288	6,014
Amortization of deferred policy acquisition costs	3,046	1,942	7,222	(1,423)
Commissions	509	15	1,315	1,601
General expenses	5,194	4,171	15,211	12,146
Taxes, licenses and fees	872	798	2,750	2,655

Total benefits and expenses	32,427	27,874	92,850	75,919

Income before income taxes	3,616	7,617	19,122	37,940

Provision for income taxes	709	2,618	6,136	13,179

Net income	$2,907	$4,999	$12,986	$24,761

Net income per share	$0.31	$0.53	$1.37	$2.62

Dividends declared per share	$0.44	$0.44	$0.88	$0.88

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$2,907	$4,999	$12,986	$24,761

Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period, net of offsets to shadow deferred acquisition costs	(24,566)	32,572	(24,279)	1,131
Less: gains included in net income	(267)	(1,103)	(429)	(9,507)

Net unrealized holding (losses) gains arising during period, net of offsets to shadow deferred acquisition costs	(24,833)	31,469	(24,708)	(8,376)

Income tax (expense) benefit related to unrealized (losses) gains	8,692	(11,014)	8,648	2,932

Unrealized (depreciation) appreciation of investments, net of taxes	(16,141)	20,455	(16,060)	(5,444)

Comprehensive (loss) income	($13,234)	$25,454	($3,074)	$19,317

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Premiums collected	$47,780	$39,359
Net investment income received	60,598	57,217
Miscellaneous income	494	759
Benefits to policyholders	(54,202)	(51,818)
Commissions paid to agents	(4,670)	(4,401)
Salaries and wages paid	(11,882)	(9,212)
General operating expenses paid	(11,364)	(10,689)
Taxes, licenses and fees paid	(2,674)	(2,396)
Interest paid	(1,475)	(1,475)
Income taxes paid	(6,100)	(7,982)

Net cash provided by operating activities	16,505	9,362

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(248,503)	(198,238)
Equity securities	(14,464)	(3,529)
Limited partnerships	(6,806)	(963)
Sales/maturities of investments:
Sales of fixed maturities	145,946	139,824
Calls/maturities of fixed maturities	47,778	24,773
Equity securities	0	3,492
Limited partnerships	8,798	2,864
Increase (decrease) in collateral from securities lending	62,744	(32,391)
(Investment) redemption of securities lending collateral	(62,744)	32,391
Net mortgage loans	144	134
Real estate additions	(154)	0
Net policy loans	(686)	(497)

Net cash used in investing activities	(67,947)	(32,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Annuity and supplementary contract deposits and interest	92,712	92,615
Annuity and supplementary contract surrenders and withdrawals	(65,317)	(52,589)
Universal life deposits and interest	14,671	14,761
Universal life surrenders	(4,822)	(4,960)
Dividends paid to shareholders	(6,237)	(6,143)

Net cash provided by financing activities	31,007	43,684

Net (decrease) increase in cash and cash equivalents	(20,435)	20,906
Cash and cash equivalents at beginning of period	22,446	26,172

Cash and cash equivalents at end of period	$2,011	$47,078

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on August 12, 2005.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In March 2004, the Financial Accounting Standards Board (FASB) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. This issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. In September 2004, the FASB issued Staff Position (FSP) No. EITF 03-1-1, which delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. In June, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue the retitled, FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will supercede EITF 03-1 and replace certain application paragraphs with references to existing guidance. In September 2005, the FASB decided to retain the guidance for the accounting for debt securities subsequent to an other-than-temporary impairment. The final FSP FAS 115-1 is expected to be effective for fiscal years beginning after December 15, 2005. The Company had previously adopted the disclosure requirements of EITF 03-1, which were unchanged by FSP FAS 115-1 and were effective for periods ending after December 15, 2003. Management continues to closely monitor and evaluate how the proposed FAS 115-1 will affect the Company.
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

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 5 – INVESTMENTS (Continued)
The Company participates in a securities lending program whereby marketable securities in its investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned. The market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional collateral if the market value of the collateral falls below 100% of the market value of the securities on loan. We maintain full ownership rights to the securities that we have loaned and accordingly the loaned securities are classified as investments. Under the guidance provided in Financial Accounting Standard (FAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company recognizes the collateral as an asset under “securities lending collateral” on its balance sheet and the Company records a corresponding liability for the obligation to return the collateral to the borrower under “securities lending collateral”. The Company had loaned securities, included as part of its invested assets, with a market value of $61.2 million at September 30, 2005. There were no loaned securities at December 31, 2004. The Company has incurred no losses on the loan program since the program’s inception.
The following is a summary of fixed maturities and equity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2005

Fixed maturities
Bonds:
U.S. treasuries and government agencies	$45,041	$541	$175	$45,407
Public utilities	180,676	7,907	1,229	187,354
U.S. banks, trusts and insurance companies	235,338	7,899	1,404	241,833
U.S. industrial and miscellaneous	561,582	21,623	4,327	578,878
Mortgage-backed securities	157,513	2,254	1,739	158,028
Asset-backed securities	16,435	156	124	16,467
Foreign	153,593	7,860	1,028	160,425

Total bonds	1,350,178	48,240	10,026	1,388,392

Redeemable preferred stock	2,150	19	0	2,169

Total fixed maturities	1,352,328	48,259	10,026	1,390,561

Equity securities
Nonredeemable preferred stock:
U.S. banks, trusts and insurance companies	33,909	2,014	0	35,923
U.S. industrial and miscellaneous	18,801	1,739	0	20,540
Foreign	21,180	2,569	2	23,747

Total equity securities	73,890	6,322	2	80,210

Total fixed maturities and equity securities	$1,426,218	$54,581	$10,028	$1,470,771

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2004

Fixed maturities
Bonds:
U.S. treasuries and government agencies	$60,126	$1,048	$98	$61,076
Public utilities	160,516	11,313	219	171,610
U.S. banks, trusts and insurance companies	193,461	9,148	709	201,900
U.S. industrial and miscellaneous	566,633	34,721	976	600,378
Mortgage-backed securities	157,289	3,713	609	160,393
Asset-backed securities	10,946	348	77	11,217
Foreign	141,926	12,080	686	153,320

Total bonds	1,290,897	72,371	3,374	1,359,894

Redeemable preferred stock	7,016	94	106	7,004

Total fixed maturities	1,297,913	72,465	3,480	1,366,898

Equity securities
Nonredeemable preferred stock:
U.S. banks, trusts and insurance companies	19,909	2,078	2	21,985
U.S. industrial and miscellaneous	18,801	1,873	0	20,674
Foreign	20,716	3,000	0	23,716

Total equity securities	59,426	6,951	2	66,375

Total fixed maturities and equity securities	$1,357,339	$79,416	$3,482	$1,433,273

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)
Fixed maturities and equity securities in a gross unrealized loss position at September 30, 2005 are as follows. Data is provided by length of time securities were in a gross unrealized loss position.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Number of
(in thousands)	Value	Losses	Value	Losses	Value	Losses	Holdings
Fixed maturities
Bonds:
U.S. treasuries and government agencies	$20,781	$154	$1,978	$21	$22,759	$175	8
Public utilities	53,337	836	9,347	393	62,684	1,229	25
U.S. industrial, miscellaneous, banks, trusts and insurance companies	218,741	4,239	38,047	1,492	256,788	5,731	103
Mortgage-backed securities	84,524	1,230	16,155	509	100,679	1,739	29
Asset-backed securities	1,973	27	2,895	97	4,868	124	2
Foreign	46,383	536	11,368	492	57,751	1,028	22

Total fixed maturities	425,739	7,022	79,790	3,004	505,529	10,026	189

Equity securities
Nonredeemable preferred stock	1,006	2	0	0	1,006	2	1

Total fixed maturity and equity securities	$426,745	$7,024	$79,790	$3,004	$506,535	$10,028	190

U.S. Treasury Obligations and Government Agencies — The unrealized losses of the Company’s investments in U.S. treasury obligations and government agencies were caused by market interest rate increases as credit risk is not present in these instruments. The Company has the ability and intent to hold the investments until recovery of fair value.
Corporate Bonds (public utilities, U.S. industrial, miscellaneous, banks, trust and insurance companies, and foreign) — The unrealized losses on investments in corporate bonds relates to both interest rate increases and to declines in credit quality of certain issuers. Evaluation of the near-term prospects of the issues suggests that the decline in credit quality is not such that recovery of fair value is unlikely. The Company has the ability and intent to hold these investments until recovery of fair value.
Mortgage-Backed Securities — The unrealized losses on the Company’s investment in mortgage-backed securities were caused by market interest rate increases. The Company has the ability and intent to hold the investments until recovery of fair value.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)
The components of net realized gains on investments as reported in the Statements of Operations are included below. There was an additional impairment charge of $0.7 million recorded in the third quarter of 2005 related to a fixed maturity in the automotive industry, bringing the total impairment charges for the nine months ended September 30, 2005 to $2.2 million, all related to the same security. There were no impairment charges recorded in the nine months ended September 30, 2004.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004
Fixed maturities:
Gross realized gains	$1,668	$1,186	$4,693	$9,860
Gross realized losses	(1,401)	(45)	(4,271)	(358)

Net realized gains	267	1,141	422	9,502

Equity securities/Limited partnerships:
Gross realized gains	0	5	11	102
Gross realized losses	0	(43)	(4)	(97)

Net realized gains (losses)	0	(38)	7	5

Net realized gains on investments	$267	$1,103	$429	$9,507

Limited partnerships include U.S. and foreign real estate and mezzanine debt investments. Real estate limited partnerships represent 96.2%, while mezzanine debt limited partnerships represent 3.8% of the total carrying value at September 30, 2005. These partnerships are recorded using the equity method. In the second quarter of 2005, the Company corrected its treatment of unrealized gains and losses on limited partnerships resulting in an increase in pretax income of $1.2 million, or $0.13 per share. Net unrealized gains included in the equity in earnings of limited partnerships totaled $0.4 million during the quarter ended September 30, 2005. The Company previously reflected unrealized gains and losses on limited partnerships in shareholders’ equity in accumulated other comprehensive income, net of deferred taxes.
The components of equity in (losses) earnings of limited partnerships as reported in the Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004
Mezzanine debt	$0	$43	$557	$77
Real estate	(201)	160	2,930	993

	($201)	$203	$3,487	$1,070

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

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 6 — DEFERRED POLICY ACQUISITION COSTS (DAC) ASSET (Continued)
In accordance with FAS 60, Accounting and Reporting by Insurance Enterprises, the DAC related to traditional life insurance products is amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves. Assumptions used for a specific era of issued policies are “locked-in;” therefore, amortization in subsequent years is not adjusted for changing assumptions. In any period where the Company’s actual policy terminations are higher (lower) than anticipated policy terminations, DAC amortization will be accelerated (decelerated) in that period.
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
NOTE 7 — FEDERAL INCOME TAXES
Income taxes calculated by applying the statutory federal income tax rates to pretax income would have been $1.3 million for the quarter ended September 30, 2005. The actual tax expense for the quarter was $0.7 million. During the third quarter of 2005, the Company adjusted its income tax liability to reflect the difference in the December 31, 2004 income tax expense provision and the actual federal income tax return filed in September 2005. This adjustment decreased the tax expense for the period by $0.7 million.
NOTE 8 — SEGMENT INFORMATION
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
NOTE 8 — SEGMENT INFORMATION (Continued)
Investment-related income is allocated based on the assumption that the fixed maturities and preferred stock portfolios support the insurance product lines and the limited partnership and remaining fixed maturity investments support the Corporate Account.

(in thousands)
				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
September 30, 2005	Life	Life	Annuities	Other	Account	Total
Total policy revenue, net of reinsurance	$10,399	$3,633	$0	$870	$0	$14,902
Net investment and other income	1,824	2,387	14,523	59	2,081	20,874
Net realized gains on investments	24	29	184	1	29	267

Total revenues	12,247	6,049	14,707	930	2,110	36,043
Less: Total benefits and expenses	13,526	4,901	13,280	643	77	32,427

Income (loss) before taxes	($1,279)	$1,148	$1,427	$287	$2,033	$3,616

				Group
Nine Months Ended	Traditional	Universal	Fixed	Life &	Corporate
September 30, 2005	Life	Life	Annuities	Other	Account	Total
Total policy revenue, net of reinsurance	$31,560	$10,654	$1	$2,649	$0	$44,864
Net investment and other income	5,421	7,156	43,623	174	10,305	66,679
Net realized gains on investments	37	46	292	1	53	429

Total revenues	37,018	17,856	43,916	2,824	10,358	111,972
Less: Total benefits and expenses	36,754	14,410	39,537	1,917	232	92,850

Income before taxes	$264	$3,446	$4,379	$907	$10,126	$19,122

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 8 — SEGMENT INFORMATION (Continued)

(in thousands)
				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
September 30, 2004	Life	Life	Annuities	Other	Account	Total
Total policy revenue, net of reinsurance	$9,983	$3,475	$0	$819	$0	$14,277
Net investment and other income	1,699	2,246	13,785	47	2,334	20,111
Net realized gains on investments	99	124	794	2	84	1,103

Total revenues	11,781	5,845	14,579	868	2,418	35,491
Less: Total benefits and expenses	10,185	3,844	12,745	1,023	77	27,874

Income (loss) before taxes	$1,596	$2,001	$1,834	($155)	$2,341	$7,617

				Group
Nine Months Ended	Traditional	Universal	Fixed	Life &	Corporate
September 30, 2004	Life	Life	Annuities	Other	Account	Total
Total policy revenue, net of reinsurance	$29,940	$10,419	$1	$2,521	$0	$42,881
Net investment and other income	5,121	6,842	41,821	141	7,546	61,471
Net realized gains on investments	818	1,000	6,656	22	1,011	9,507

Total revenues	35,879	18,261	48,478	2,684	8,557	113,859
Less: Total benefits and expenses	30,173	4,995	38,552	1,966	233	75,919

Income before taxes	$5,706	$13,266	$9,926	$718	$8,324	$37,940

The third quarter 2005 benefits and expenses for the Traditional Life line include a $3.6 million adjustment related to the implementation of a new FAS 60 valuation system. See the “Management’s Discussion and Analysis of Financial Condition and Results of Financial Operations” section of this report for further discussion on this adjustment.
During the second quarter of 2004, the Company unlocked certain assumptions related to determination of DAC for its universal life and fixed annuities. As a result of unlocking these assumptions, DAC was increased and the amortization of DAC was decreased by $5.2 million and $0.7 million for universal life and fixed annuities for the second quarter of 2004, respectively.
NOTE 9 — REINSURANCE
The Company has entered into various reinsurance treaties for the purpose of mitigating risk in accordance with Company guidelines. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 9 — REINSURANCE (Continued)
Management believes all of its reinsurance assets are collectible; therefore, no allowance has been established for uncollectible amounts.
Included in the reinsurance treaties are provisions for expense allowances to be provided to the Company by the reinsurer. These allowances are intended to help offset policy acquisition and maintenance costs incurred by the Company. The rate of reimbursement varies by plan and by reinsurer. These allowances are considered in the amount capitalized as DAC. The Company put in place a new ceded arrangement for new issues under certain of its Target Term plans as of January 1, 2005. This change did not have a material impact on the 2005 financial results.
Effective July 1, 2005, the Company no longer issues new policies under its Target Term plans. These plans have been replaced by a new term product, ERIE Flagship Term Plus, which the Company began offering in August 2005. The Company’s retention limit is $0.3 million per life for individual coverage. For its ERIE Flagship Term2, ERIE Target Term and Flagship Term Plus products, the Company has first dollar quota share treaties with several unaffiliated reinsurers. The Company reinsures 50%, 75% and 90% of the ERIE Flagship Term2, ERIE Flagship Term Plus and ERIE Target Term products, respectively, subject to the Company’s $0.3 million retention limit. As of September 30, 2005 and 2004, $13.7 billion and $11.2 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali), which reinsures a portion of the Company’s life and accident and health business. At September 30, 2005 and 2004, the amount of in-force life insurance ceded to Generali totaled approximately $7.3 billion and $6.3 billion, respectively.
The effect of ceded reinsurance to the financial statement lines contained in the Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004
Direct policy revenue	$20,601	$19,498	$61,776	$57,172
Policy revenue ceded	(5,699)	(5,221)	(16,912)	(14,291)

Net policy revenue	$14,902	$14,277	$44,864	$42,881

Death benefits	$5,954	$6,790	$19,877	$17,836
Reinsurance recoveries	(2,601)	(1,694)	(6,472)	(4,357)

Net death benefits	$3,353	$5,096	$13,405	$13,479

Increase in future life policy benefits	$9,784	$3,941	$18,534	$11,406
Reinsurance reserve credits	(4,817)	(1,959)	(8,246)	(5,392)

Net increases in future life policy benefits	$4,967	$1,982	$10,288	$6,014

Commissions	$2,489	$2,126	$7,316	$7,234
Reinsurance commission allowance	(1,980)	(2,111)	(6,001)	(5,633)

Net commissions	$509	$15	$1,315	$1,601

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 9 — REINSURANCE (Continued)
The net increase in future life policy benefits for the three and nine months ended September 30, 2005 includes a $2.4 million charge to earnings related to the conversion to a new actuarial valuation system. See the “Analysis of Policy-Related Benefits and Expenses” section in Item 2 of this report for further explanation.
The third quarter 2005 reinsurance recoveries includes a $0.4 million credit relating to a case that was in litigation. The reinsurance recoverable was not previously recorded for this policy because of the uncertainty of recovery.
NOTE 10 — NOTES PAYABLE TO ERIE INDEMNITY COMPANY
The Company has $40 million due to Erie Indemnity Company (EIC) in the form of two surplus notes. The notes may be repaid only out of unassigned surplus of the Company. The first note, in the amount of $15 million, bears an annual interest rate of 6.45%. Interest on the note is scheduled to be paid semi-annually. The note is payable on demand on or after December 31, 2005. It is likely that the Company will reissue the note, with market terms, to either EIC or the Erie Insurance Exchange, an affiliated property and casualty insurance company, by December 31, 2005. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest expense on this note for each of the third quarters ended September 30, 2005 and 2004 totaled $0.3 million in each quarter.
The second note was issued for an additional $25 million. This surplus note bears an annual interest rate of 6.70% and is scheduled to be paid semi-annually. The surplus note is payable on demand on or after December 31, 2018. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest expense on this note for each of the third quarters ended September 30, 2005 and 2004 totaled $0.4 million.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 11 — SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows:

	Nine Months Ended September 30
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,986	$24,761
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	7,222	(1,423)
Other amortization	716	764
Deferred federal income tax (benefit) expense	(1,725)	4,073
Realized gains on investments	(429)	(9,507)
Equity in earnings of limited partnerships	(3,487)	(1,070)
Decrease (increase) in premium and other receivables	10	(3)
Increase in accrued investment income	(3,195)	(3,532)
Policy acquisition costs deferred	(10,756)	(10,960)
Decrease (increase) in other assets	3	(101)
Increase in reinsurance recoverables and reserve credits	(8,114)	(3,682)
Decrease in prepaid federal income taxes	1,761	1,124
Increase in future policy benefits and claims	19,156	11,514
Increase (decrease) in other policyholder funds	4,159	(2,896)
Decrease in reinsurance premium due	(1,256)	(612)
(Decrease) increase in accounts payable and due to affiliates	(546)	912

Net cash provided by operating activities	$16,505	$9,362

NOTE 12 — COMMITMENTS
The Company has outstanding commitments to invest up to $24.3 million in limited partnerships at September 30, 2005. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years. The Company expects to have sufficient cash flows from operations and positive flows from existing limited partnership investments to meet these partnership commitments.
NOTE 13 — LEGAL PROCEEDINGS
The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s financial condition, results of operations or cash flows.
NOTE 14 — STATUTORY INFORMATION
The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the Pennsylvania Insurance Code) amounts to $1.65 million. The Company’s total statutory capital and surplus well exceeded these minimum requirements. In addition, the Company is subject to the risk-based capital requirements developed by the NAIC. The Company’s ratios significantly exceed the minimum NAIC risk-based capital requirements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 14 — STATUTORY INFORMATION (Continued)
Bonds having a fair value of $2.1 million at September 30, 2005 and December 31, 2004, were on deposit with various regulatory authorities as required by law. The carrying value of these bonds is not material for separate disclosure on the Company’s Statement of Financial Position and is included with fixed maturities.

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
CRITICAL ACCOUNTING ESTIMATES
Insurance liabilities
Long term actuarial assumptions are required in order to estimate reserves for policy liabilities and deferred acquisition costs (DAC) in the financial statements of the Company. These actuarial assumptions for mortality rates, lapse rates, administrative expenses and investment returns must be made for many years into the future. These assumptions are determined after studying past results and trends along with making judgements about future events.
The Company recently completed a mortality study covering 1998-2004 for its traditional life insurance products accounted for under Financial Accounting Standard 60, Accounting and Reporting by Insurance Enterprises (FAS 60 products). These results were favorable and indicated that actual claims from mortality were approximately 14% below expected values in the aggregate. Results were comparable between standard and select underwriting classes, which were approximately 15% and 11% below expected, respectively. Prior to 2005, the Company completed simplified reviews of mortality for its universal life insurance products accounted for under Financial Accounting Standard 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (FAS 97 products). These reviews, while based on a small number of claims, indicated that mortality experience was within an acceptable range of expected levels. In 2006, the Company plans to include universal life policies in a more comprehensive mortality study, similar to that completed for traditional life policies in 2005.
The Company recently completed a lapse study for all of its major product groupings. For traditional life insurance products the study covered 1998-2004. Lapse rates were lower than expected for large face term, other than annual renewable term (ART), and decreasing term plans, but exceeded expectation for ART and permanent plans. Results varied by duration of the contract and by calendar year within the 1998-2004 period studied. For universal life and annuity products, results have been favorable, with actual rates less than expected for most product types and policy durations.
The Company’s most recent expense study has shown that due to a combination of decreased sales, additional one-time costs, and increases in operating expenses, unit costs have increased substantially from 2003 to 2004. Although still within industry norms, the Company is attempting to lower these costs and in particular, increase sales. Maintenance costs have increased in part to increases in operating expenses that outpaced growth in policies in force.
In line with the economy, the Company’s yield on new investments decreased in 2004 and increased slightly in 2005. Interest credited to annuity policyholders has been adjusted, thereby maintaining the Company’s investment spread on these contracts. FAS 60 does not allow a change of interest rate spread assumptions which are set at issue.
Considering the above factors in aggregate, the Company is satisfied that no loss recognition situation exists currently, and that none is expected. The Company will make periodic adjustments to its actuarial assumptions to reflect developing information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
FINANCIAL OVERVIEW
Net income decreased to $2.9 million, or $0.31 per share, in the third quarter of 2005, compared to $5.0 million, or $0.53 per share, for the third quarter of 2004. As discussed in the Company's June 30, 2005 Form 10-Q, during the third quarter of 2005 the Company updated the valuation software it uses to estimate insurance liability and Deferred Policy Acquisition Costs (DAC) balances in accordance with FAS 60 for its traditional life insurance products. This new valuation system uses more refined methods and calculations to estimate these amounts. Differences in liability and DAC estimates between the new and old valuation systems resulted in a $3.6 million pretax charge to the Company’s net income, or $0.25 per share after taxes . Also during the quarter there was a $1.7 million decrease in policyholder death benefits.
For the nine months ended September 30, 2005, net income decreased to $13.0 million, or $1.37 per share, compared to $24.8 million, or $2.62 per share for the same period in 2004. Contributing to the decline in earnings for the year 2005 was (1) a decrease in realized capital gains, (2) an increase in amortization of deferred policy acquisition costs, (3) the charge of $3.6 million for implementation of the new FAS 60 valuation system and (4) an increase in general expenses partly offset by increases in net investment income and partnership earnings.
During the third quarter of 2005, the Company adjusted its federal income tax liability to reflect the difference in the December 31, 2004 federal income tax expense provision and the Company's 2004 federal income tax return filed in September 2005. This adjustment decreased the federal income tax expense for the period by $0.7 million.
REVENUES
Analysis of Policy Revenue
Total net policy revenue increased 4.4% to $14.9 million in the third quarter of 2005 from $14.3 million during the same period in 2004. Premiums on new traditional policies declined in the third quarter of 2005 when compared to the same period in 2004. Direct new premiums on traditional life insurance policies decreased 14.8% to $2.1 million for the quarter ended September 30, 2005, from $2.5 million for the quarter ended September 30, 2004. Effective July 1, 2005, the Company discontinued writing new business under its Target Term plans. As a replacement for these plans, in August 2005, the Company began offering ERIE Flagship Term Plus. This product offers fully guaranteed rates for the entire level term period and conversion privileges until the end of the level term period to insured age 70. The Company believes these features, based on research conducted with its distribution force, will be more attractive in the marketplace. It is anticipated that this product revision will result in increased new traditional life insurance policy sales.
Total net policy revenue increased $2.0 million, or 4.6%, to $44.9 million for the nine months ended September 30, 2005 as renewal premiums on traditional policies increased $4.7 million, or 12.9%, to $40.8 million for the first nine months of 2005.
Analysis of Investment-related Income
Net investment income increased $1.2 million to $20.9 million in the third quarter of 2005 when compared to the same period in 2004. The increase in net investment income for the third quarter of 2005 is due to the increase in the size of the investment portfolio.
Net realized gains on investments were $0.3 million in the third quarter of 2005, compared to $1.1 million in the third quarter of 2004. Included in the third quarter of 2005 was a $0.7 million impairment charge related

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
to a fixed maturity in the automotive industry. The Company recognized net realized gains on investments of $9.5 million for the nine months ended September 30, 2004. This realized gain includes $3.2 million from securities that had previously been impaired. The remaining gain was the result of customary portfolio decisions based on the market conditions at the time.
Equity in earnings of limited partnerships increased $2.4 million for the nine months ended September 30, 2005 compared to the same period in 2004. Included in the 2005 limited partnership earnings are $1.6 million in unrealized gains recognized by the partnerships not considered in the 2004 earnings. An adjustment was made by the Company during the second quarter of 2005 to correct its recognition of partnership unrealized gains and losses, resulting in a reclassification from other comprehensive income to the Statements of Operations. Additionally, $1.3 million of income was recognized on the sale of investments held by limited partnerships during the second quarter of 2005.
The Company’s performance of its fixed maturities and preferred stock portfolios compared to market indices is presented below. Annualized returns are shown pre-tax and include investment income, realized and unrealized gains and losses.

Pretax annualized total returns
Two year period ended
September 30, 2005
Erie Family Life Insurance Company indices:
Fixed maturities	4.41%
Preferred stock	7.68

Market indices:
Lehman Brothers U.S. Aggregate	3.24%
BENEFITS AND EXPENSES
Analysis of Policy-related Benefits and Expenses
Net death benefits on life insurance policies decreased $1.7 million to $3.4 million in the third quarter of 2005 from $5.1 million in the third quarter of 2004. Included in the third quarter of 2005 is a $0.6 million credit for a policy death claim that was in dispute. This credit includes $0.2 million to reduce the liability for an overaccrual of benefits paid in the third quarter of 2005 as well as a recoverable of $0.4 million due from the reinsurer not recorded previously because of the uncertainty of collection. For the nine months ended September 30, 2005, net death benefits on life insurance policies were $13.4 million compared to $13.5 million for the same period in 2004. Based on the favorable results of the Company’s most recent mortality study as discussed herein under “Critical Accounting Estimates,” management believes its underwriting philosophy and practices are sound.
The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance ceded. Future life policy benefits net of reinsurance ceded totaled $5.0 million in the third quarter of 2005 compared to $2.0 million in the third quarter of 2004, an increase of $3.0 million. Future life policy benefits net of reinsurance ceded increased $4.3 million to $10.3 million for the nine months ended September 30, 2005, compared to the same period in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
As mentioned in the “Financial Overview” section above, the Company completed its implementation of a new valuation system for estimating its GAAP liability in accordance with FAS 60 for its traditional life products in the third quarter of 2005. Converting to this new valuation system resulted in a one-time $2.4 million increase in Future Life Policy Benefit liabilities for the third quarter of 2005. This new valuation system uses more refined methods and calculations to estimate FAS 60 policy liabilities than were possible under the system replaced. The new valuation system calculates individual policy reserves, an improvement over the previous system, which grouped policies and calculated reserves on a grouped basis. The individual reserve calculations recognize the face amount, issue age, and premium mode of each policy resulting in improved estimates of liability. The new system also features improved estimates for two additional components of Future Life Policy Benefit liabilities for limited-pay traditional life policies, specifically an Unearned Profit Reserve in accordance with FAS 97 and a Maintenance Expense Reserve. At the same time, the Company used updated mortality rates, lapse rates, interest rates, and expense factors, developed from recent experience studies in estimating the liability for traditional life policies issued in 2005.
Amortization of DAC was $3.0 million in the third quarter of 2005, a $1.1 million increase over the amortization for the same period in 2004 of $1.9 million. The new valuation system also provides refined estimates of the deferred policy acquisition cost asset related to FAS 60 policies based on the same factors described in the previous paragraph. The Company’s estimate of DAC decreased $1.1 million as a result of implementing the new valuation system, which resulted in an additional $1.1 million of DAC amortization for the third quarter of 2005.
For the nine months ended September 30, 2005, amortization of DAC was $7.2 million compared to a credit of $1.4 million in 2004. In accordance with FAS 97, the Company periodically evaluates certain assumptions in use to determine DAC and corresponding amortization related to its interest sensitive products. During the second quarter of 2004, the Company unlocked certain assumptions on its universal life and annuity products. As a result of unlocking these assumptions, the DAC asset was increased and the amortization of DAC was decreased by $5.9 million.
Analysis of Other Expenses
Direct commissions to independent agents include new and renewal commissions and production bonuses. These direct commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, are deferrable as DAC. Most first-year and incentive commissions and some renewal commissions qualify for deferral as DAC. For the third quarter of 2005, the commission expense totaled $0.5 million, compared to less than $0.1 million for the third quarter of 2004. In the third quarter of 2005, expenses related to an annual bonus to agents increased $0.2 million when compared to the same period last year. In addition, during the third quarter of 2004 an adjustment of $0.3 million was made to adjust the bonus accrual.
General expenses include wages and salaries, employee benefits, data processing expenses, professional fees, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company related to the acquisition and underwriting of new policies are deferred as DAC. Such expenses include medical inspection and exam fees related to new business production and salaries, wages and employee benefits of underwriting personnel. General expenses, net of DAC, increased $1.0 million from the third quarter of 2004, to $5.2 million for the third quarter of 2005. The increase in general expenses includes increases in information technology costs, including professional costs related to the Company’s efforts to improve its actuarial systems and processes and the development

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
of new products. Expenses allocated to the Company for salaries and benefits of various members of executive management of the Erie Insurance Group also increased due to an increased amount of effort dedicated to Company issues. General expenses for the nine months ended September 30, 2005 increased 25.2%, or $3.1 million, to $15.2 million. Increased expense levels are anticipated to continue as the Company addresses its actuarial systems and processes during the last quarter of 2005.
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
The Company’s invested assets are sufficiently liquid to meet commitments to its policyholders. At September 30, 2005, the Company’s investment portfolio consisting of cash, investment grade bonds and investment grade preferred stock, totaled more than $1.4 billion, or 80.5% of total assets. These resources provide the liquidity the Company requires to meet the demands on its funds.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. The Company’s major sources of cash from operations are life insurance premiums and investment income. Insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. Major cash outflows from operations are for benefits to policyholders, commissions to agents and salaries, wages and operating expenses. The net positive cash flow from operations is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities for the nine months ended September 30, 2005 was $16.5 million. With investments and cash and cash equivalents totaling approximately $1.5 billion at September 30, 2005, the Company’s liquidity position remains strong.
Annuity and universal life deposits, which do not appear as revenue on the Statement of Operations, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions. This method of accounting records deposits as a liability rather than as revenue. Annuity and universal life deposits were $20.6 million in the third quarter of 2005 and $18.4 million in the third quarter of 2004. Annuity and universal life surrenders during the third quarter of 2005 totaled $18.9 million compared to $10.2 million during the third quarter of 2004. The Company’s ability to attract deposits depends in large part on the relative attractiveness of its products compared to other investment alternatives. Effective August 2005, the Company began offering a new annuity product — ERIE Flagship Annuity. Because this new product uses an investment-generation interest rate method and has other attractive provisions, the Company expects this product to remain competitive in the market place.
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
All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. Also available as a source of funds to the Company is a $10 million committed line of credit with a commercial bank. The Company may use extensions of credit from the bank to fund working capital needs of the Company and for other general corporate purposes. At September 30, 2005 and December 31, 2004, securities held as collateral on the committed line of credit totaled $16.3 million. At September 30, 2005 and December 31, 2004, there were no borrowings on this line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
The Company’s $15 million surplus note due to EIC is payable on demand on or after December 31, 2005. It is likely that the Company will reissue the note, with market terms, to either EIC or the Erie Insurance Exchange by December 31, 2005. Semi-annual interest payments on this note, totaling $0.5 million each, are paid in June and December of each year.
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
The guaranteed interest rates and approximate deposit liabilities for deferred annuity products with credited interest rates subject to change by the Company are as follows:

Initial		Current
Guaranteed	Policy	Guaranteed	Deposit
Interest Rate	Years	Interest Rate	Liabilities
			(in thousands)
4.5%	1 - 5	4.5%	$244,109
4.5	6 -10	4.0	111,360
4.5	Over 10	3.5	198,011
3.0	All Years	3.0	38,634
1.5	All Years	1.5	49,709
The Company has some ability to restrict new deposits on its universal life and annuity contracts. New deposits can be limited to planned premium amounts under the terms of the Company’s universal life contracts. Deposits are limited also by IRS guidelines. Flexible premium deferred annuity (FPDA) contracts allow the Company to limit deposits to a maximum of $25,000 per year.
As mentioned previously, the Company introduced a new portfolio of deferred annuity products during the third quarter of 2005. The new portfolio includes a number of features that are expected to add flexibility in dealing with interest rate changes, including higher interest rates on larger deposits and a “new money” interest crediting method that allows the Company to quickly change credited interest rates in response to market conditions. The portfolio has longer and higher surrender charges, which will reduce the Company’s vulnerability to disintermediation risk.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
Introduction of ErieConnection(R)
While functional as a personal lines rating and policy administration system, ErieConnection agency interface has generally not met the Company’s or agent’s expectations for ease of use. The Erie Insurance Group is developing plans to address usability issues and has begun to develop agency interface solutions. There is not expected to be a material impact on the Company’s financial statements for this system for the remainder of 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A in the Company’s 2004 Annual Report on Form 10-K/A. The risks associated with interest rate guarantees on the Company’s universal life and annuity products are discussed in the Company’s Annual Report on Form 10-K/A for 2004 in Factors That May Affect Future Results. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the three months ended September 30, 2005. The information contained in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report on Form 10-K/A is incorporated herein by reference.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act).
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
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the weakness in internal control described in the preceding paragraphs, the Company’s disclosure controls and procedures as of September 30, 2005 are not effective.
The Company has made substantial progress in correcting this weakness in internal control during 2005. Three additional life actuaries have been hired to assist in the preparation and review of actuarially determined information. The life actuarial team has also completed mortality, lapse and expense studies and incorporated findings from those studies into actuarial assumptions and the Company’s financial statements. In addition, a new valuation system for estimating traditional policy reserves has been implemented to replace an antiquated valuation system that lacked flexibility and up-to-date computational capabilities.
Management has effected numerous changes to compensate for and remediate the material weakness in internal control described in the second preceding paragraph. In order to ensure the financial statements are not affected by the control weaknesses, management has continued development of detailed analysis to corroborate actuarially determined amounts and disclosures. Under the direction of the Chief Financial Officer, procedural changes have been implemented to provide for additional levels of review of detailed calculations and analyses supporting the Company’s recording and disclosure of actuarially determined information. During 2005, management has detected and corrected two minor financial statement errors attributable to this enhanced oversight. This enhanced review process extends to internally developed models and spreadsheets critical to the amounts being determined for recording and disclosure purposes.

ITEM 4. CONTROLS AND PROCEDURES (Continued)
Changes in Internal Control Over Financial Reporting
As discussed above, the Company has made significant progress in correcting the material weakness reported in the 2004 Form 10-K/A. During the third quarter of 2005, a new valuation system was implemented for estimating reserve balances on the Company’s traditional products. The Company has tested the related system controls pertaining to balances recorded on the Company’s financial statements and concluded that these new controls are operating effectively. There have been no additional changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially effect the Company’s internal control over financial reporting.

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
The Company issued notice to potential class members in September 2005. Any class member who wishes to be excluded from the class must file a written exclusion no later than November 18, 2005. Any class member who objects to any aspect of the proposed settlement must file a written objection no later than November 18, 2005. Any class member choosing the cash payment alternative must complete and mail the Cash Payment Selection Form on or before November 18, 2005. A Fairness Hearing is scheduled for December 12, 2005. The Company believes it is adequately reserved for potential settlement costs arising from this case.

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

Erie Family Life Insurance Company

(Registrant)

Date: November 2, 2005	/s/ Jeffrey A. Ludrof

(Jeffrey A. Ludrof, President & CEO)

/s/ Philip A. Garcia

(Philip A. Garcia, Executive Vice President & CFO)