Form 10-K
period 2005-12-31
ERIE FAMILY LIFE INSURANCE CO
filed 2006-03-08
CIK 33416

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $0.40 par value

(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☐               No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes ☐               No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑               No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large Accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
     Yes ☐               No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,450,000 shares of Common Stock outstanding on February 15, 2006.

INDEX
ITEM NUMBER AND CAPTION

PART I
ITEM 1. BUSINESS
Erie Family Life Insurance Company (hereinafter referred to as the “Company” or “Erie Family Life”) is incorporated in the Commonwealth of Pennsylvania and is primarily engaged in the business of underwriting and selling nonparticipating individual and group life insurance policies and fixed annuities.
The Company is owned 21.6% by the Erie Indemnity Company (EIC), 53.5% by the Erie Insurance Exchange (Exchange) and the remaining 24.9% by public shareholders, who are predominantly directors, agents and employees of EIC. EIC is a Pennsylvania business corporation formed in 1925 to be the attorney-in-fact for the policyholders of the Exchange, a Pennsylvania-domiciled reciprocal insurance exchange. EIC operates predominantly as a provider of sales, underwriting and policy issuance services to the Exchange. EIC also is engaged in the property/casualty insurance business through its wholly owned subsidiaries, Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property & Casualty Company. The Company, the Exchange and its subsidiary, Flagship City Insurance Company, and EIC and its subsidiaries operate collectively under the name “Erie Insurance Group.”
Members of the Erie Family Life Board of Directors are the same as those of EIC.
Products
The Company’s portfolio of life insurance includes permanent life, endowment and term policies, including whole life, mortgage and decreasing term, group, and universal life insurance. In terms of face value, new life business issued in 2005, 2004 and 2003 had a ratio of 12:1, 14:1 and 9:1, respectively, of term insurance to whole life insurance coverage. Ordinary life insurance, which includes term and whole life, accounted for 94.1% of net life insurance premiums in 2005 and 2004 and 93.1% in 2003. In 2005, the Company replaced its ERIE Target Term product with a new term product, ERIE Flagship Term Plus. The new 20 and 30 year plans offer guaranteed rates for the entire level term period, with coverage renewable until age 95. ERIE Flagship Term Plus complements ERIE Flagship Term2, which guarantees rates for 10 years.
The Company cedes a substantial portion of its individual life insurance business under a number of different reinsurance agreements. The purpose of reinsurance is to mitigate risk in accordance with Company guidelines. The Company cedes to other insurance companies the portion of the insurance coverage above desired retentions. The Company’s retention limit is $300,000 per life for individual coverage. Coinsurance agreements on products that represent a large portion of the Company’s inforce business are as follows;

ERIE Target Term	90%	(first dollar quota share)
ERIE Flagship Term Plus	75%	(first dollar quota share)
ERIE Flagship Term and ERIE Flagship Term2	50%	(first dollar quota share)
All of the Company’s agreements are with nonaffiliated reinsurers.
Direct life insurance in-force totaled $32.5 billion, $30.1 billion and $27.1 billion at December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, 2004 and 2003, $14.5 billion, $12.5 billion and $9.8 billion, respectively, of life insurance in-force was ceded to other companies. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali), which reinsures a portion of the Company’s life business. At December 31, 2005, 2004 and 2003, the amount of in-force life insurance ceded to Generali totaled approximately $7.5 billion, $6.7 billion and $5.6 billion, respectively.
Certain elements of revenue and expense reflect the requirements of Financial Accounting Standard

(FAS) 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. FAS 97 prescribes a uniform method by which life insurance companies account for certain long-term insurance contracts, specifically annuities, universal life, and other interest-sensitive products. This method involves separating the premium income into the “premium” portion (shown in revenue), which represents insurance protection purchased, and the “deposit” portion, which represents funds to be held at interest for future uses. Under this standard, the “deposit” portion of the premium received is accounted for using methods applicable to comparable “interest bearing obligations” of other types of financial institutions.
The Company sells only fixed annuity products. The Company’s annuity product offerings compete with investment products including, but not limited to, common and preferred stocks, bonds, mutual funds, money market funds and certificates of deposits. The Company’s ability to attract policyholders depends in large part on the relative attractiveness of its products compared to investment alternatives available. Factors such as the interest rate environment and the performance of the stock market influence the market for fixed annuities. In 2005, the Company began offering a new fixed annuity product — ERIE Flagship Annuity. This fixed product uses an interest rate method that allows the Company to be responsive to changing interest rates.
The Erie Insurance Group affiliated property and casualty insurance companies periodically purchase payout annuities from the Company in connection with the structured settlement of claims. Considerations recorded as annuity deposits in the Company’s Statements of Financial Position from structured settlement annuities sold to affiliated property and casualty companies of the Erie Insurance Group totaled $14.0 million, $20.5 million and $20.9 million in 2005, 2004 and 2003, respectively. Also included in the annuity deposits are annuity contracts purchased by the Erie Insurance Group Retirement Plan for Employees. Due to the current interest rate environment, the Erie Insurance Group Retirement Plan for Employees did not purchase any annuities from the Company in 2005, 2004 or 2003.
The Company sells fixed universal insurance products. As mentioned above, a portion of the considerations received for universal life policies are accounted for as premiums for life insurance protection. The balance of the considerations are accounted for as deposits, which accumulate with interest to provide the policyholder with funds for future use. The following table represents deposits received that are not included as premiums in the Company’s Statements of Operations.

	For the year ended December 31
	(in thousands)
	2005	2004	2003	2002	2001
Universal Life Deposits	$12,229	$12,374	$13,326	$12,176	$12,238
Annuity Deposits	84,430	78,572	144,202	175,509	69,754

	$96,659	$90,946	$157,528	$187,685	$81,992

Marketing
The Company markets its products through independent agents in eleven jurisdictions. The 2005 statutory direct premiums and annuity considerations for those jurisdictions is made up of: Pennsylvania (60.5%), Maryland (7.6%), Virginia (7.2%), Ohio (6.5%) and North Carolina (5.2%).

West Virginia, Indiana, Tennessee, Illinois, Wisconsin and the District of Columbia collectively accounted for 11.3% of direct premiums and annuity considerations. The policies sold are evaluated by the Company’s underwriting department which accepts or declines applicants for insurance. Premium on policies which are accepted may be standard or rated, depending on the nature of the risk.
Competition
The Company operates in a highly competitive industry which consists of numerous stock and mutual life insurance companies. A large number of established insurance companies compete in states in which the Company transacts business and many of these companies offer more diversified lines of insurance coverage and have substantially greater financial resources than does the Company. Competition is based primarily on price, service, brand recognition, product features, availability of insurance products and the financial strength of the Company.
Insurance Liabilities
See the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for an overview of insurance liabilities.
Government Regulation
The Company is subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002 (the Act) and other changes to the federal securities laws, as well as any rules or regulations that may be promulgated by the Securities and Exchange Commission and the Commonwealth of Pennsylvania. Compliance with these standards, rules and regulations, that have recently been enacted, impose additional administrative costs and burdens on the Company. The Company is considered a non-accelerated filer by definition, and is not subject to the Section 404 requirements of the Act until 2007.
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
The Company is also subject to supervision and regulation by the insurance departments of the states in which it does business. Although the extent of the regulation varies from state to state, generally the supervisory agencies are vested with broad regulatory powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, licensing of agents, approval of policy forms, deposits of securities as for the benefits of policy owners, and investments and maintenance of specified reserves and capital, all designed primarily for the protection of policy owners. In accordance with the rules of the National Association of Insurance Commissioners (NAIC), the Company is examined periodically by one or more of the state supervisory agencies. The last completed examination of the Company was conducted by the Pennsylvania Insurance Department and covered the five years ended December 31, 2000. The Pennsylvania Insurance Department has begun its examination of the Company for the five year period ended December 31, 2005.

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
Erie Family Life has regulatory total adjusted capital of almost $153.2 million and a ratio of total adjusted capital to authorized control level risk-based capital of almost 8:1 at December 31, 2005. The Company’s ratios significantly exceed the minimum NAIC risk-based capital requirements.
Employees
Services of 148 full-time employees are provided through EIC. Six of the employees are officers. Employee expenses along with other operating expenses are paid by EIC and reimbursed by the Company on a monthly basis. None of the employees are covered by collective bargaining agreements and the Company believes its employee relations are good.
Website Access to Company Reports
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at http://www.erieinsurance.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company’s Code of Conduct is available on the Company’s website and in printed form, free of charge, upon written request.
Also copies of the Company’s annual report will be made available, free of charge, upon written request.

ITEM 1A. RISK FACTORS
The Company’s business involves various risks and uncertainties, including, but not limited to those discussed in this section. This information should be considered carefully together with the other information contained in this report including the financial statements and the related notes. If any of the following events described in the risk factors below actually occur, the Company’s business, financial condition and results of operations could be adversely affected.
The Company operates in a mature, highly competitive industry where enterprise size is important, which could limit its ability to grow and maintain profitable operations.
The life insurance industry is a mature industry. In recent years, the industry has experienced moderate growth in life insurance sales, though the aging population has increased the demand for retirement savings products. The insurance industry is also highly competitive. Competition could result in, among other things, lower sales and/or profits or higher lapse rates. The Company’s competitors include other insurers and, because some of the Company’s products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of the Company’s competitors that market similar insurance products have well-established national reputations and greater financial resources.
The insurance industry is consolidating, with larger, potentially more efficient organizations emerging. Additionally, commercial banks, insurance companies, and investment banks may consolidate. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company’s product lines by substantially increasing the number, size and financial strength of potential competitors.
The Company’s ability to compete is dependent upon, among other things, the ability:
•	to recruit, retain and incent independent agents to market its insurance and investment products

•	to develop competitive and profitable products

•	to maintain low unit costs

•	to maintain strong ratings from rating agencies
Because of the competitive nature of the life insurance industry there can be no assurance that the Company will continue to effectively compete with industry rivals, or that competitive pressure will not have a material adverse effect on the Company’s business, operating results or financial condition.
A downgrade in the Company’s financial strength ratings could adversely affect its ability to compete.
Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings for various reasons, including those that that may not be under the insurer’s control. The financial strength ratings of the Company are A, Api and B from A.M. Best, Standard & Poor’s and Weiss Ratings, Inc., respectively. Because these ratings are subject to continuous review, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on the Company’s sales, competitiveness, and the marketability of product offerings impacting the Company’s liquidity, operating results and financial condition.

The Company’s profitability may be negatively affected should actual experience differ from actuarial assumptions and estimates.
In the conduct of business, the Company makes certain assumptions and estimates regarding mortality, persistency, investment returns and operating costs and expenses of the products sold. These assumptions and estimates are used in product pricing and to estimate the amounts of deferred policy acquisition costs (DAC), reinsurance reserve credits, policy liabilities and accruals and other components of the Company’s financial statements (See discussion on DAC in the “Critical Accounting Estimates” section of the Management’s Discussion and Analysis).
Assumptions and estimates involve judgment regarding future events, and are subject to changes and revision over time. In addition, the calculations the Company uses to estimate various components of its financial statements are necessarily complex and involve analyzing and interpreting large quantities of data. The Company currently employs various techniques for such calculations and from time to time will develop and implement more sophisticated administrative systems and procedures capable of facilitating the calculation of more refined estimates. Accordingly, the Company’s results may be affected, positively or negatively, from time to time, when actual results materially differ from assumptions and estimates.
The Company’s reinsurers could default on their obligations to the Company. In addition, the Company’s reinsurers could significantly alter terms of our reinsurance arrangements, including canceling the arrangement.
The Company uses a substantial amount of reinsurance, which enables the Company to price and sell competitive life products. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company.
The Company’s ability to compete is dependent on the availability of reinsurance. Market conditions beyond the Company’s control determine the availability and cost of the reinsurance it purchases. Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. No assurances can be made that reinsurance will remain continuously available to the Company to the same extent and on the same terms and rates as are currently available. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable, the Company could be adversely affected.
Reinsurance agreements require reinsurers to notify the Company at least 90 days prior to any change in terms or termination of coverage with respect to new business. For existing business, treaties typically guarantee rates and allowances for periods that match the Company’s premium rate guarantee period.
In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market results in increased concentration risk for insurers, including the Company. In addition, some reinsurers have indicated an unwillingness to continue to reinsure new sales of long-term guarantee products. If the reinsurance market further contracts, the Company’s ability to continue to offer its products on terms as favorable to the Company may be adversely impacted.
Because the Company is subject to market risk, primarily as a result of interest rate and credit risk inherent in the fixed maturity portfolio, changes in interest rates and declines in credit quality may have adverse effects on the financial results and condition of the Company.
Because the Company has a large investment portfolio, it is subject to market risk, the risk that the Company will incur losses due to adverse changes in market prices primarily arising from the interest rate and credit risk on the Company’s fixed maturity portfolio. The Company’s primary market risk exposure is to changes in interest rates. For additional information on market risk, see the “Market Risk” section of Management’s Discussion and Analysis.
A decline in market interest rates could have an adverse effect on the Company’s investment income as cash invested in new securities may yield less than the portfolio’s average rate. In a declining interest rate environment, borrowers may prepay or redeem securities held by the Company more quickly than expected as they seek to refinance at lower rates. A decline could also cause the purchase of longer-term securities in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of policy liabilities. An increase in market interest rates could have an adverse effect on the value of the Company’s investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of the Company’s investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of the Company’s investment portfolio as a result of adverse economic conditions could cause additional realized losses on securities.
The Company’s portfolios of fixed maturity securities, nonredeemable preferred stock, mortgage loans and, to a lesser extent, short-term investments are subject to credit risk. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. The Company manages this risk by performing underwriting analysis prior to purchase and ongoing reviews of credit quality by position and for the fixed maturity portfolio in total. The Company does not currently hedge interest rate and credit risk inherent in its fixed maturity investments.
Interest-rate fluctuations could negatively affect sales and profitability of spread based products.
The Company’s ability to manage its investment margin for interest sensitive products is dependent upon maintaining profitable spreads between investment yields and credited interest rates. As interest rates decrease, proceeds from investments that have matured, prepaid or been sold may be reinvested at lower yields, reducing investment spread. Lowering credited interest rates on the Company’s products to maintain the interest spread is not always possible due to contractually guaranteed minimum credited interest rates. Decreases in the credited interest rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals.
Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when the Company’s investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields. The Company may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in higher DAC amortization or affect the recoverability of DAC and thereby increase expenses and reduce profitability.
The Company could be forced to sell investments at a loss to cover policyholder withdrawals and surrenders, primarily from the Company’s annuity and universal life products.
Many of the products offered by the Company allow policyholders to withdraw their funds subject to certain policy restrictions. The Company manages its liabilities and configures its investment portfolio so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands and contract benefits and maturities. While the Company owns a significant amount of liquid assets, significant amounts of unanticipated withdrawals or surrender activity could severely reduce these liquid assets and the Company could be forced to liquidate them on unfavorable terms. If the Company is forced to dispose of assets on unfavorable terms, it would have a material adverse effect on the Company’s operating results and financial condition.

Changes in estimates of profitability on interest-sensitive products may have an adverse effect on results through increased amortization of DAC.
DAC related to interest-sensitive life and annuity products is amortized in proportion to estimated gross profits (EGP) over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect the Company’s operating results and financial condition.
The Company’s ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business.
A decrease in sales or persistency (continuation or renewal of existing business) without a corresponding reduction in expenses may result in higher unit costs. Additionally, a decrease in persistency may result in higher or more rapid amortization of deferred policy acquisition costs and thus higher unit costs, and lower reported earnings. Although many of the Company’s products incorporate surrender charge provisions, the charges decrease over time and may not be sufficient to cover the unamortized deferred policy acquisition costs with respect to the insurance policy or annuity contract being surrendered.
If the Erie Insurance Group (Group) is unable to keep pace with the rapidly developing technological advancements in the insurance industry or to replace its legacy policy administration systems, the ability of the Group to compete effectively could be impaired.
Technological development is necessary to reduce the cost of operating the Company and the Group and to facilitate agents and policyholder ability to do business with the Group. If the Group is unable to keep pace with advancements being made in technology, its ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Further, if the Group is unable to update or replace its legacy policy administration systems as they become obsolete or as emerging technology renders them competitively inefficient, the Groups competitive position would be adversely affected.
Insurance companies are highly regulated and subject to numerous legal restrictions and regulations.
The Company is subject to extensive governmental laws and regulations in each of the states in which it conducts business. These laws and regulations are complex and subject to change. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the Company’s business, which may include, among other things, credited interest rates, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements and capital adequacy, and is concerned primarily with the protection of policyholders rather than shareholders. The Company cannot predict whether or when regulatory actions may be taken that could adversely affect its operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact.
Other types of regulation that could affect the Company include insurance company investment laws and regulations, state statutory accounting practices, minimum solvency requirements, Securities and Exchange Commission regulations, federal privacy laws, federal money laundering and anti-terrorism laws. The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.
Changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.
Under current federal income tax law, income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products. To the extent that the tax law is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. Recent changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. In addition, life insurance products are often used to fund estate tax obligations. Legislation has been enacted that would, over time, reduce and eventually eliminate the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. Additionally, the Company is subject to the federal corporation income tax. The Company cannot predict what changes to tax law or interpretations of existing tax law could adversely affect the Company.
Insurance companies are frequently named as defendants of or are the possible targets of lawsuits, including class action litigation, which could result in substantial judgments or verdicts.
A number of civil jury verdicts have been returned against insurers involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly, lawsuits could result in the award of substantial judgments or verdicts, including large awards of punitive damages. In some states, the fact finder has substantial discretion to award punitive and/or compensatory damages, which creates the potential for unpredictable material adverse judgments or verdicts in any given lawsuit or arbitration. In addition, companies have made material settlement payments to resolve class action or other lawsuits.
In the ordinary course of business, the Company, like other insurance companies, is involved in lawsuits and arbitration. Although the Company cannot predict the outcome of any such lawsuit or arbitration, the Company may have an adverse impact on its financial condition or results of operations.
The Company’s ability to pay dividends is limited.
The Company’s ability to pay dividends on its common stock is limited by regulatory restrictions and by the need to maintain superior financial strength ratings from independent rating agencies. The amount of dividends the Company can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of:
•	10% of its statutory surplus as regards policyholders as shown on its last annual statement on file with the commissioner, or

•	the net income as reported for the period covered by such annual statement, but shall not include pro rata distribution of any class of the insurer’s own securities.
No assurance can be given that more stringent restrictions will not be adopted from time to time by the Pennsylvania Insurance Commissioner, which could have the effect, under certain circumstances, of significantly reducing dividends available for distribution to shareholders.
The Company is exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect the Company’s operations.
While the Company has obtained reinsurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural disaster or an outbreak of an easily communicable disease could adversely affect the mortality experience of the Company or its reinsurers.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns real property for investment purposes as provided in Schedule I “Summary of Investments Other Than Investments in Related Parties.” This investment property, located in Bethlehem, Pennsylvania, is leased to EIC and a nonaffiliated business. Total rental income on this property for 2005 was $0.4 million. The executive and administrative offices of the Company are located in the headquarters office of Erie Insurance Group in Erie, Pennsylvania. The Company pays other members of the Erie Insurance Group an amount determined by an agreement for office space and for the use of facilities, equipment and services.
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
The Amended and Re-Stated Class Action Settlement Agreement provides qualifying class members the option of choosing the supplemental life insurance coverage, discussed above, or a cash payment. Qualifying class members who select the cash payment option shall receive a maximum of one cash payment of $10.67 for each policy, irrespective of number of purchasers and/or owners of the policy. If a qualifying class member did not submit a Cash Payment Selection Form within the timeframe set forth in the Amended and Re-Stated Class Action Settlement Agreement, the qualifying class member automatically received the supplemental life insurance coverage. The Company agrees to pay attorneys’ fees in an amount up to $150,000, and will reimburse administrative costs and expenses in an amount up to $14,000. On July 27, 2005, the Court entered an Order preliminarily approving the settlement and directing the issuance of notice to the class.
The Company issued notice to potential class members in September 2005. Any class member who wanted to be excluded from the class had to file a written exclusion by November 18, 2005. Any class member objecting to the proposed settlement had to file a written objection by November 18, 2005. Any class member selecting the cash payment alternative had to complete and mail the Cash Payment Selection Form by November 18, 2005. A Fairness Hearing was held December 12, 2005. On December 20, 2005, a Final Order Approving Class Action Settlement and Dismissing Class Action With Prejudice was entered. The time for filing an appeal of the Final Order has not yet expired. The Company believes it is adequately reserved for potential settlement costs arising from this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted for a vote to shareholders during the fourth quarter of 2005.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the OTC Bulletin Board (OTCBB) under the symbol “ERIF.” The Company had 868 shareholders of record of common stock on December 31, 2005.
The following table sets forth the cash dividends per common share and the high and low prices of the Company’s common stock for each quarter of 2005 and 2004.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005

High	$33.00	$32.00	$31.74	$29.00

Low	31.35	31.55	28.75	27.50

Dividends declared	$0.22	$0.22	$0.44	$0.00

2004

High	$33.50	$36.00	$35.00	$32.00

Low	29.00	31.00	31.35	31.35

Dividends declared	$0.22	$0.22	$0.44	$0.00
For restrictions on future dividend payouts, see Note 16 to the financial statements filed herein as Item 8.

ITEM 6. SELECTED FINANCIAL DATA

		Years ended December 31
	2005	2004	2003	2002	2001
	(amounts in thousands, except per share data)
Operating data
Total net policy revenue	$59,492	$56,548	$55,932	$51,129	$46,491
Net investment and other income	89,067	83,881	80,865	71,940	63,844
Net realized gains (losses) on investments	317	9,404	13,176	(9,610)	(19,646)

Total revenues	148,876	149,833	149,973	113,459	90,689

Total benefits and expenses	124,561	104,541	102,668	97,238	85,789

Income before income taxes	24,315	45,292	47,305	16,221	4,900

Provision for federal income taxes	7,776	15,660	14,818	5,636	1,698

Net income	$16,539	$29,632	$32,487	$10,585	$3,202

Net income per share	$1.75	$3.14	$3.44	$1.12	$0.34

Financial position
Total assets	$1,776,360	$1,661,440	$1,629,563	$1,378,451	$1,161,846
Notes payable to affiliates	45,000	40,000	40,000	15,000	15,000
Shareholders’ equity	255,970	271,528	255,563	217,188	200,822
Book value per share	27.09	28.73	27.04	22.98	21.25
Dividends declared per share	0.88	0.88	0.84	0.84	0.78
Average number of shares outstanding	9,450	9,450	9,450	9,450	9,450

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 35-66, as they contain important information that is helpful in evaluating the Company’s operating results and financial condition.
Overview
General
Erie Family Life Insurance Company (the Company) is a Pennsylvania life insurance company operating as one reportable segment, offering a range of products and services. These products include nonparticipating individual and group life insurance policies, including fixed universal life. The Company also sells fixed individual and group annuities. The Company markets its products through independent agents throughout 10 states and the District of Columbia. The Company is owned 21.6% by Erie Indemnity Company (EIC), 53.5% by Erie Insurance Exchange (Exchange) and the remaining 24.9% by public shareholders. The Company, EIC and the Exchange and their subsidiaries operate collectively under the name “Erie Insurance Group.”
Financial overview
Net income decreased to $16.5 million, or $1.75 per share, in 2005, from $29.6 million, or $3.14 per share, in 2004. Contributing to the decline in earnings for the year 2005 was (1) a decrease in realized capital gains of more than $9 million, (2) a charge of $2.5 million relating to the implementation of the Company’s new FAS 60 and FAS 97 valuation systems, (3) an increase in amortization of deferred policy acquisition costs and (4) an increase in general expenses, partly offset by increases in policy revenues and investment earnings.
During 2004, the Company identified a weakness in its internal control over the information systems and processes used to determine actuarially-determined financial statement amounts. The Company undertook a series of initiatives during 2005 to correct this material weakness, including the implementation of improved technologies. As a result, the Company recorded several accounting adjustments related to the remediation of these systems and processes that were determined to be changes in accounting estimates or corrections of errors. The following is a summary of the corrections and changes in estimates made in 2005:

	Changes in	Corrections of
	Estimates	Errors	Total
	(dollars in thousands, except per share data)
Valuation system conversion (FAS 60)
DAC amortization	($1,050)	$0	($1,050)
Future life policy benefits	(2,523)	0	(2,523)
Valuation system conversion (FAS 97)
DAC amortization	(948)	1,978	1,030

Net impact from valuation system conversions	(4,521)	1,978	(2,543)
Reinsurance reserve credits	0	(677)	(677)
Limited partnerships	0	206	206

Total (decrease) increase in pre-tax income	($4,521)	$1,507	($3,014)

Net (loss) income per share	($0.48)	$0.16	($0.32)

These adjustments are described more fully in the Results of Operations section below and did not require restatement of prior year amounts.
Financial stability
The Company’s profitability depends principally on the ability to develop, price and distribute insurance products, the ability to attract and retain deposit funds, the ability to generate investment returns and the ability to manage expenses. Specific drivers of the Company’s profitability include:
•	Developing and distributing products with competitive pricing and features;

•	Pricing insurance products at a level enabling the Company to earn a margin over the cost of providing benefits;

•	Controlling expenses of acquiring policyholders and administering insurance products;

•	Mortality and morbidity experience on individual and group life insurance and annuity products;

•	Persistency experience to enable the recovery of the costs of acquiring new business over the lives of the contracts;

•	Returns on investments, including maintaining interest rate spreads over the amounts credited to deposit funds.
In addition, external factors such as regulation, competition, interest rates, technology, taxes, market conditions and general economic conditions affect the Company’s profitability.
Critical Accounting Estimates
The Company makes estimates and assumptions that can have a significant effect on amounts and disclosures reported in the financial statements. The most significant estimates relate to valuation of investments, reserves for policy liabilities and the capitalization and recoverability of deferred policy acquisition costs. While management believes its estimates are appropriate, the ultimate amounts may differ from the estimates provided. The methods for making these estimates are continually reviewed and any adjustments considered necessary are reflected in current earnings.
Investment valuation
Management makes estimates concerning the valuation of all investments. Fixed maturity and preferred stock investments are recorded at fair value under generally accepted accounting principles. Fair values are estimated using quoted market prices where available. For securities not actively traded, fair values are obtained from independent pricing services, from broker dealers, or from models that take into consideration such factors, among others, as the credit rating of the issuer, duration of the security, yields on comparably rated publicly-traded securities and risk-free yield curves. At December 31, 2005, the Company’s internally-valued securities amounted to 1.4% of its total invested assets. The Company holds no common stock securities. Changes in fair values of the fixed maturity and preferred stock investments are recorded in other comprehensive income as unrealized gains or losses. See also Notes 3 and 4 to the Company’s financial statements where unrealized gains and losses and information on impairments are discussed more fully.
For every investment, a decline in fair value below cost is evaluated monthly for other-than-temporary impairment loss. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: 1) the extent and duration to which fair value is less than cost, 2) historical operating performance and financial condition of the issuer, 3) near term prospects of the issuer and its industry based on analysts’ recommendations, 4) specific events that occurred affecting the issuer, including a credit downgrade, and 5) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. An investment deemed impaired is written down to its estimated net realizable value. Impairment charges are included as a realized loss in the Statements of Operations. See Note 2 to the Company’s financial statements for a discussion on recently released Emerging Issues Task Force guidance related to other-than-temporary impairments.
Insurance liabilities
Long term actuarial assumptions are required in order to estimate reserves for policy liabilities and deferred acquisition costs (DAC) in the financial statements of the Company. These actuarial assumptions for mortality rates, lapse rates, administrative expenses and investment returns must be made for many years into the future and vary by product type and policy duration as well as the age, sex and underwriting class of the insured or annuitant. Management makes these assumptions after studying past results and trends along with applying judgments about future events.
During 2005, the Company completed a series of comprehensive studies related to factors used in developing its insurance liabilities. These studies included (1) a mortality study, (2) a lapse study and (3) an expense study. The mortality study covered 1998-2004 for its traditional life insurance products accounted for under Financial Accounting Standard 60, Accounting and Reporting by Insurance Enterprises (FAS 60 products). Actual claims from mortality were approximately 14% below expected values in the aggregate. Results were comparable between standard and select underwriting classes, which were approximately 15% and 11% below expected, respectively. Prior to 2005, the Company completed simplified reviews of mortality for its universal life insurance products accounted for under Financial Accounting Standard 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (FAS 97 products). These reviews, while based on a small number of claims, indicated that mortality experience was within an acceptable range of expected levels. In 2006, the Company plans to include universal life policies in a more comprehensive mortality study, similar to that completed for traditional life policies in 2005.
The lapse study covered all of the major product groupings. Lapse rates were lower than expected for large face term, other than annual renewable term (ART), and decreasing term plans, but were higher than expected for ART and permanent plans. Results varied by duration of the contract and by calendar year within the 1998-2004 period studied. For universal life and annuity products, results have been favorable, with actual rates less than expected for most product types and policy durations.
The expense study has shown that due to a combination of decreased sales, non-recurring one-time costs, and increases in operating expenses, unit costs increased substantially from 2003 to 2004. The Company is attempting to lower these unit costs. Maintenance costs have increased in part due to increases in operating expenses that outpaced growth in policies in force.
The Company’s yield on new investments decreased in 2004 and increased slightly in 2005. Interest credited to annuity policyholders has also been adjusted within contractual limits, thereby maintaining the Company’s investment spread on the FAS 97 products. For traditional products, FAS 60 does not allow a change of interest rate spread assumptions, which are set at issue.
FAS 60 contracts are subject to loss recognition testing. The Company periodically verifies the adequacy of reserves as part of its loss recognition testing. There are two types of loss recognition testing: primary (FAS 60) and shadow (FAS 115). Primary loss recognition adjustments decrease DAC and/or increase reserves and flow through the Statements of Operations. Shadow loss recognition adjustments also decrease DAC and/or increase reserves but are included in “Accumulated Other Comprehensive Income” in Shareholders’ Equity.
Considering the above factors in aggregate, the Company is satisfied that no primary loss recognition position exists as of the balance sheet date. As a result of the shadow loss recognition testing discussed above, the Company made a $3.0 million adjustment to increase its annuity liabilities at December 31, 2005. The amount charged to “Accumulated Other Comprehensive Income” was $2.0 million, net of $1.0 million of deferred federal income tax.
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
The DAC related to traditional life insurance products is amortized in proportion to premiums over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves. Assumptions used for a specific era of issued policies are “locked-in;” therefore, future amortization in subsequent years is not adjusted for changing assumptions. In any period where the Company’s actual policy terminations are higher (lower) than anticipated policy terminations, DAC amortization will be accelerated (decelerated) in that period.
The DAC related to universal life products and deferred annuities is amortized in relation to the actual and expected gross profits from investment, mortality and expense margins and surrender charges of the policies over a specified period of time. This period is 30 years for universal life and 20 years for deferred annuities. Both historical and anticipated investment returns, including realized gains and losses, are considered in determining the amortization of DAC. GAAP requires that changes in expected future gross profits as well as replacing previously projected gross profits with actual gross profits for the current accounting period on the annuity and universal life products cause the DAC amortization rate to be revised retroactively, or “unlocked”, to the date of policy issuance. The cumulative change in DAC related to prior periods is recognized as a component of the current period’s DAC amortization, along with DAC amortization associated with the actual gross profits of the current period. Lower actual gross profits in a period resulting from lower margins on investments, mortality, and/or expenses would typically result in less DAC amortization in that period, whereas higher actual gross profits would result in more amortization in the period. However, if lower gross profits were expected to continue into the future, additional amortization of the existing DAC asset may occur. See the “ DAC amortization” section that follows for a discussion on the unlocking adjustment in 2004.
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
New Accounting Standards
See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Results of Operations
Revenues
Analysis of policy revenue
The components of net policy revenue are reflected below for the years ended December 31:

	2005	2004	2003
	(dollars in thousands)
Direct premiums	$83,940	$79,035	$72,947
Ceded premiums	24,448	22,487	17,015

Net premiums(1)	$59,492	$56,548	$55,932

(1)	Net premiums include primarily traditional life, universal life and group life insurance premiums.
Total individual policies in force increased slightly to 308,520 at December 31, 2005, from 302,115 at December 31, 2004. Policies in force on traditional life products increased 3.0% to 218,457 in 2005, from 212,102 in 2004.
Premiums on traditional life insurance policies for the years ended December 31, were:

	2005	2004	2003
	(dollars in thousands)
New
Direct premiums	$9,031	$9,986	$10,729
Ceded premiums	(4,440)	(5,731)	(5,465)

Net premiums	$4,591	$4,255	$5,264

Renewal
Direct premiums	$55,511	$49,433	$42,499
Ceded premiums	(18,209)	(15,078)	(9,960)

Net premiums	$37,302	$34,355	$32,539

Total
Direct premiums	$64,542	$59,419	$53,228
Ceded premiums	(22,649)	(20,809)	(15,425)

Net premiums	$41,893	$38,610	$37,803

As noted above, direct renewal premiums account for a vast majority of the increase in direct premiums on traditional products in 2005. In an effort to improve profitability from new product sales, the Company, effective July 1, 2005, discontinued writing new business under its Target Term plans. In August 2005, the Company began offering ERIE Flagship Term Plus. This new product offers fully guaranteed rates for the entire level term period and conversion privileges until the end of the level term period or insured age 70.
In order to price competitively and reduce claims volatility, the Company reinsures a large portion of its traditional products. Under the reinsurance treaty for the ERIE Flagship Term Plus product, the reinsurers assume 75% of mortality risk on policies up to $1.2 million (the Company’s retention limit is $300,000) and assume all mortality risk above that amount. The reinsurance treaty for the ERIE Flagship Term2 product provides that the reinsurer assumes 50% of mortality risk on policies up to $600,000 (the Company’s retention limit is $300,000) and assumes all mortality risk above that amount. ERIE Target Term, which was discontinued July 1, 2005, had 90% of the mortality risk ceded to reinsurers.
Ceded renewal reinsurance premiums as a percentage of direct renewal premiums were 32.9%, 30.5% and 23.4% in 2005, 2004 and 2003, respectively. During 2004, the Company recorded corrections to its ceded reinsurance and reinsurance allowance accounts as a result of reinsurance administration and accounting errors. Corrections recorded to its ceded reinsurance accounts in 2004 relating to years prior to 2004 increased ceded renewal premiums by $1.5 million. The 2004 renewal ceded reinsurance premiums as a percentage of direct renewal premiums, excluding the $1.5 million adjustment, was 27.5%. These increases are in line with the Company’s renewal business as more renewal business comes from products that are 50% to 90% reinsured. Total reinsurance premiums ceded on the Flagship and Target Term life insurance products alone amounted to $20.8 million, $18.1 million and $12.8 million in 2005, 2004 and 2003, respectively.
Total annuity and universal life deposits, which do not appear as revenue on the Statements of Operations, were $96.7 million, $90.9 million, $157.5 million and $187.7 million in 2005, 2004, 2003 and 2002, respectively. The large deposits in 2002 and 2003 were primarily from first-year and single premium annuity deposits, excluding deposits for structured settlements and deposits for the Erie Insurance Group Retirement Plan, which were $45.2 million, $31.8 million, $100.7 million, and $140.6 million in 2005, 2004, 2003 and 2002, respectively. The large increases in first year and single premium annuity deposits in 2002 and 2003 were a result of volatile equity market conditions and the Company’s favorable annuity interest rates relative to alternative investments. If such deposits had continued at levels experienced in 2002 and 2003, the Company would have experienced substantial statutory capital strain and greater exposure to interest rate risk. Changes in guaranteed and credited interest rates on annuities in 2003 were designed to maintain the Company’s target spreads, reduce interest rate risk and moderate deposit flows to historic levels providing a capital efficient balance between life and annuity products. Effective August 2005, the Company began offering a new annuity product — ERIE Flagship Annuity. Because this new product uses a “New Money” interest rate method and has other attractive provisions, the Company expects this product to remain competitive in the market place.
Analysis of investment-related income
Net investment income increased $4.3 million, or 5.3%, in 2005 and $1.9 million, or 2.4%, in 2004. Investment income on fixed maturity holdings increased $3.4 million or 4.5% in 2005 similarly, holdings in fixed maturity securities increased $52.8 million, or $4.1%. Investment income on equity securities, specifically nonredeemable preferred stock, increased $0.4 million, or 8.4%. Nonredeemable preferred stock holdings increased $19.5 million or 32.6% during the same time period. The Company also received $0.2 million in past due interest payments in 2005 on a fixed maturity holding that was previously in default.
Included in the Company’s net realized gains on investments are impairments of $2.9 million on fixed maturity investments in 2005 and $3.4 million in 2003. There were no impairments in 2004.
The Company’s equity in earnings of limited partnerships increased to $3.5 million in 2005, from $2.1 million in 2004. Included in the 2005 limited partnership earnings are $1.3 million in unrealized gains recognized by the Company from its investments in partnerships. Until 2005, the Company did not account for unrealized gains/losses from limited partnerships earnings in determining net income but did reflect the unrealized gains/losses in shareholders’ equity. A $0.2 million adjustment was made by the Company during 2005 to correct its recognition of partnership unrealized gains and losses related to 2004 and prior years. While there was an earnings impact related to this correction, there was no impact to the Company’s total shareholders’ equity. There were no impairment charges on limited partnerships in 2004. In 2003, the Company recognized impairment charges of $2.0 million relating to mezzanine debt partnerships.
Benefits and expenses
Net death benefits
Net death benefits on life insurance policies increased $1.8 million, or 10.1%, to $19.3 million in 2005, and increased $2.4 million in 2004 when compared to 2003. Death benefits reflect reinsurance recoveries of $9.4 million, $6.2 million and $4.7 million in 2005, 2004 and 2003, respectively. As noted previously in the “Analysis of Policy Revenue” section, the Company’s principal term products are substantially reinsured. As the Company’s life insurance in force continues to grow, death benefits can be expected to increase. Net life insurance in force has grown from $17.6 billion at December 31, 2004 to $18.0 billion at December 31, 2005. As confirmed by the Company’s most recent mortality study, management believes its underwriting philosophy and practices are sound.
Interest expense
Interest expense incurred on deposits increased $1.0 million, or 1.9% in 2005 and $2.5 million, or 5.1%, in 2004. This increase can be attributed to the growth of annuities on deposit offset by slightly lower credited rates on annuity deposits. The balance of annuity deposits increased 3.7% at December 31, 2005, to slightly over $1 billion, from $984.9 million at December 31, 2004. In 2004 the annuity deposit balance increased 5.6%, from $932.6 million at December 31, 2003. Interest was credited on annuity and universal life deposits in 2005 and 2004 at the following rates:

	Annuity	Universal life
	deposits	deposits
January 1, 2004–July 31, 2004	3.00% –4.70%	4.25% –5.00%
August 1, 2004–August 14, 2005	3.50 –4.70	4.25 –5.00
August 15, 2005–November 13, 2005	3.50 –6.00	4.25 –5.00
November 14, 2005–December 31, 2005	3.50 –6.25	4.25 –5.00
Surrender and other benefits
Surrender and other benefits decreased by $1.9 million to $1.4 million in 2005 and increased by $2.0 million in 2004. Included in surrender and other benefits in 2004 were charges related to the PEGLI pool. PEGLI is a reinsurance pool that provides reinsurance coverage to primary insurers who insure Commonwealth of Pennsylvania employees upon their retirement. The Company was a participant in this pool for a number of years. Beginning July 1, 2001, the Company stopped receiving new business from the PEGLI pool. The Company continued carrying a balance on the Statements of Financial Position for its share of the assets and liabilities of the PEGLI pool. However, due to the Company’s inability to obtain reliable information to verify the recoverability of the $2.0 million net asset, the Company wrote off the net asset in 2004.
DAC amortization
The amortization of deferred policy acquisition costs amounted to $8.6 million in 2005 compared to $0.8 million in 2004 and $7.5 million in 2003.

The components of DAC amortization for the year ended December 31 are:

		2005	2004	2003
		(dollars in thousands)
Traditional life	(FAS 60)	$5,799	$4,601	$3,823
Universal life	(FAS 97)	2,416	(6,627)	1,772
Annuities	(FAS 97)	410	2,839	1,882

		$8,625	$813	$7,477

As shown in the table included in the “Financial Overview” section, the valuation system conversion impacted the DAC amortization. For the FAS 60 products, the Company’s estimate of the DAC asset changed as a result of implementing the new valuation system, which resulted in additional DAC amortization during the third quarter of 2005 of $1.1 million.
For the FAS 97 products, DAC amortization decreased by $1.0 million as a result of implementing the new valuation system, resulting in an increase in pre-tax income during the fourth quarter of 2005, or $0.07 per share after taxes. Included in the $1.0 million decrease in amortization related to FAS 97 products, is a $2.0 million decrease in amortization on annuity products offset by a $1.0 million increase in amortization on universal life products.
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
Future life policy benefits
The components of the increase in future life policy benefits for the years ended December 31, were:

	2005	2004	2003
	(dollars in thousands)
Increase in future life policy benefits	$24,016	$15,927	$13,846
Reinsurance reserve credits	(10,945)	(8,662)	(6,635)

Net increase in future life policy benefits	$13,071	$7,265	$7,211

The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance ceded. The increase in future life policy benefits net of reinsurance ceded totaled $13.1 million in 2005 compared to $7.3 million and $7.2 million in 2004 and 2003, respectively. In 2005 the Company also implemented new valuation software to estimate insurance liability balances for its traditional life insurance products in accordance with FAS 60. These new valuation systems also use more refined methods and calculations to estimate reserve amounts. For FAS 60, the new valuation system calculates individual policy reserves, an improvement over the previous system, which calculated reserves on a grouped basis. The individual reserve calculations recognize the face amount, issue age, and premium mode of each policy resulting in improved estimates of liability. The new system also features improved estimates for two additional components of

Future Life Policy Benefit liabilities for limited-pay traditional life policies, specifically an unearned profit reserve in accordance with FAS 97 and a maintenance expense reserve. The Company also used updated mortality rates, lapse rates, interest rates, and expense factors, developed from recent experience studies in estimating the liability for traditional life policies issued in 2005. Differences in liability estimates between the new and old valuation systems, including changes in assumptions, resulted in a $2.5 million pretax charge to the Company’s net income, or $0.17 per share after taxes. These changes were all related to FAS 60 products.
Also included in the 2005 net increase in future life policy benefits is a $0.7 million charge related to a correction of an error in the determination of reinsurance reserve credits during the first quarter on traditional life business. The prior calculation method overstated the amount of such credits for certain policy types due to an error in determining the inventory of policies qualifying for such credits.
The 2004 future life policy benefits expense was reduced by $0.8 million as a result of corrections relating to reinsurance administration and accounting errors. Corrections of $0.6 million recorded in 2004 pertained to years prior to 2004.
Analysis of other expenses
Commissions
Commissions to independent agents include new and renewal commissions, production bonuses and promotional incentives. These commission expenses are reported on the Statements of Operations net of commissions received from reinsurers. The reported expense is also affected by the amount of commission expenses capitalized as DAC. Commissions, which vary with and are related primarily to the production of new business, are deferrable as DAC. Most first-year and incentive commissions and some renewal commissions qualify for deferral as DAC.
Commission expense, net of DAC, increased $0.6 million to $1.8 million in 2005, and decreased to $1.2 million in 2004. The increase in 2005 over the 2004 totals can be attributed to an agent bonus program established by the Company in 2004. The non-deferrable expense portion for this program increased $0.7 million in 2005 when compared to 2004. The decrease in 2005 and 2004 from the 2003 levels was partially attributable to the decline in annuity sales and a decrease in the annuity commission rates in 2004. Commissions and bonuses on annuity premiums, net of DAC, were $0.7 million in 2005 and 2004 and $2.4 million in 2003. In addition, the 2004 commission expense was reduced by a $0.7 million adjustment to the reinsurance expense allowance reimbursements due to reinsurance administration system corrections described previously.
General expenses
General expenses include wages and salaries, employee benefits, data processing expenses, occupancy expenses and other office and general administrative expenses of the Company. General expenses related to the acquisition and underwriting of new policies are deferrable as DAC. These expenses include medical inspection and exam fees related to new business production and wages, salaries and employee benefits of underwriting and new policy processing personnel. General expenses, net of DAC additions, increased 29.1%, or $4.7 million, to $21.0 million in 2005, compared to $16.3 million in 2004 and $14.9 million in 2003. The increase in general expenses includes increases in information technology costs, including professional costs related to the Company’s efforts to improve its actuarial systems and processes and the development of new products. Contract labor costs related to these activities increased by $1.8 million in 2005 versus 2004. Expenses allocated to the Company for salaries and benefits of various members of executive management of the Erie Insurance Group also increased due to an increased amount of effort dedicated to Company issues.

Federal income taxes
The Company’s effective tax rate for 2005, based on information reported in its Statement of Operations, was 32%. During the third quarter of 2005, the Company adjusted its federal income tax liability to reflect the difference in the December 31, 2004 federal income tax expense provision and the Company’s 2004 federal income tax return filed in September 2005. This adjustment decreased the federal income tax expense for the period by $0.7 million. The Company’s effective tax rate for 2005, excluding this adjustment, would have been 34.9%, compared to effective tax rates of 34.6% and 31.3% in 2004 and 2003, respectively. The Company recorded an adjustment to deferred income taxes in 2003. Deferred tax liabilities established in previous years to reflect potential income tax exposures were determined to be unnecessary and the amounts provided were reversed during the year. The one-time non-cash reduction in deferred taxes of $1.3 million increased earnings by $0.14 per share in 2003.
Financial Condition
Investments
The Company’s investment strategies provide that portfolios are structured to match the features of the life insurance and deposit products sold by the Company. Annuities and life insurance policies are long-term products; therefore, the Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. The Company’s investments are managed on a total return approach that focuses on current income and capital appreciation.
At December 31, 2005, the Company’s investment in fixed maturities totaled $1.4 billion, or 92.0%, of total investments. These resources provide the liquidity the Company requires to meet known and unforeseen demands on its funds.
The Company’s performance of its fixed maturities and preferred stock compared to market indices is presented below.

Two years ended
December 31, 2005
(Pre-tax annualized returns) (1)
Erie Family Life Insurance Company indices:
Fixed maturities	4.32%
Preferred stock	6.37%

Other indices:
Lehman Brothers U.S. Aggregate	3.38%

(1)	Includes investment income, realized and unrealized gains and losses.
Fixed maturities
The Company’s fixed maturities at December 31, 2005, consist of investments in bonds, redeemable preferred stock and notes. It is the Company’s objective that the fixed maturity portfolio be of very high quality and well-diversified within each market sector. The Company only purchases investment-grade securities. Non-investment grade issues held by the Company are the result of downgrades of securities previously rated investment grade. The portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.
The Company’s fixed maturity investments include 96.4%, or $1.3 billion, of high-quality, marketable bonds and redeemable preferred stock, all of which were rated at investment-grade levels (above Ba1/BB+) at December 31, 2005. The below-investment-grade category consists of $42.2 million of bonds rated Ba1/BB+ and $6.9 million of bonds rated below Ba1/BB+. Generally, the fixed-maturity securities in the

Company’s portfolio are rated by external rating agencies. If not externally rated, they are rated by the Company on a basis consistent with the basis used by the rating agencies.
Management believes that having all fixed maturities classified as available-for-sale securities will allow the Company to meet its liquidity needs and provide greater flexibility for its investment managers to respond to changes in market conditions or strategic direction. Securities classified as available-for-sale are carried at market value with unrealized gains and losses included in shareholders’ equity net of deferred taxes and offsetting adjustments to DAC and life contingent payout annuities. As of December 31, 2005 and 2004, net unrealized gains on fixed maturities amounted to $18.5 million and $44.8 million, respectively, net of deferred taxes.
Equity securities
Equity securities at December 31, 2005, consist of nonredeemable preferred stock carried on the Statements of Financial Position at market value. As of December 31, 2005 and 2004, nonredeemable preferred stock held by the Company had net unrealized gains of $3.7 million and $4.5 million, respectively, net of deferred taxes. As with the fixed maturities portfolio, the Company’s nonredeemable preferred stock portfolio provides a source of highly predictable current income. These securities are diversified within each market sector and support the investment return provided to policyholders. The nonredeemable preferred stock consist entirely of high quality positions rated investment-grade level (above Ba1/BB+) at December 31, 2005.
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
Major cash outflows from operations are for benefits to policyholders, commissions to agents and salaries, wages and operating expenses. The net positive cash flow from operations is used to fund Company commitments and to build the investment portfolio, thereby increasing future investment returns. Net cash provided by operating activities in 2005 was $33.1 million compared to $22.2 million in 2004 and $19.4 million in 2003.
Cash flow sources from investing activities includes proceeds from the sales, calls and maturities of fixed maturity positions. These proceeds totaled $274.5 million, $223.5 million and $340.0 million in 2005, 2004 and 2003, respectively. Sales increased in 2005 due to appealing market opportunities in the fixed income market. Maturities and calls of fixed income securities also increased in 2005.

Annuity and universal life deposits, which do not appear as revenue on the financial statements, are a source of funds from financing activities. Net cash provided by annuity and universal life deposits in 2005, 2004 and 2003 were $46.7 million, $65.5 million and $143.7 million, respectively. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions.
Another net source of funds from financing in 2005 was the issuance of a $20 million surplus note to the Exchange and the payoff of a $15 million surplus note to EIC. This improved the risk-based capital position of the Company for rating agency purposes.
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
The following table sets forth withdrawal characteristics of annuity reserves and deposit liabilities as of December 31:

	2005		2004
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Not subject to discretionary withdrawal provisions	$282,570	27.4%	$280,243	28.5%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	32,626	3.2	30,226	3.1
At contract value, less surrender charge of 5% or more	60,970	6.0	108,567	11.0

Subtotal	376,166	36.6	419,036	42.6
Subject to discretionary withdrawal at contract value with surrender charges of less than 5%	645,276	63.4	565,834	57.4

Total annuity reserves and deposit liabilities	$1,021,442	100.0%	$984,870	100.0%

The Company’s liquidity position remains strong as investments and cash and cash equivalents increased by $27.7 million during 2005 to $1.5 billion at December 31, 2005. As an added measure of liquidity, the Company has arranged for a $10 million line of credit with a commercial bank. The Company may use extensions of credit from the bank to fund working capital needs of the Company and for other general corporate purposes. There were no borrowings under this credit line in 2005, 2004 or 2003. Management believes its cash flow from operations and its liquid assets and marketable securities will enable the Company to meet foreseeable cash requirements. The continued adequacy of the liquidity depends upon factors including future securities’ market conditions, changes in interest rate levels and policyholder perceptions of the Company’s strength, which could lead to reduced cash inflows or increased cash outflows.

Contractual obligations
The following table presents the Company’s gross contractual cash flow commitments on surplus notes, limited partnerships and policyholder obligations.

	Payments Due By Period
	(dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Fixed obligations:
Limited partnership commitments	$22,510	$6,093	$13,987	$2,430	$0
Principal and interest on surplus notes	91,815	2,927	8,781	8,781	71,326

Fixed contractual obligations	114,325	9,020	22,768	11,211	71,326

Gross long-term liabilities (1)	4,275,568	139,880	309,510	351,661	3,474,517

Gross contractual obligations (2)	$4,389,893	$148,900	$332,278	$362,872	$3,545,843

(1)	Contractual obligations on gross long-term liabilities represent estimated benefit payments from insurance policies and annuity contracts including claims currently payable. Actual obligations in any single year will vary based on actual mortality, morbidity, lapse, and withdrawal experience. The sum of these obligations exceeds the liability on the balance sheet of $1,352,653 due to expected future premiums, deposits and investment income that, along with invested assets backing the liabilities, will be used to fund these obligations.

(2)	Gross contractual obligations net of estimated reinsurance recoverables are as follows:

	Payments Due By Period
	(dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Gross contractual obligations	$4,389,893	$148,900	$332,278	$362,872	$3,545,843

Estimated reinsurance recoverables (a)	247,907	11,636	19,128	20,556	196,587

Net contractual obligations	$4,141,986	$137,264	$313,150	$342,316	$3,349,256

(a)	Includes estimated amounts recoverable from reinsurers on long-term liabilities that are subject to the credit worthiness of the reinsurer.
Off-balance sheet arrangements
The Company does not have any off-balance sheet arrangements nor does the Company have relationships with any special purpose entities.
Regulatory considerations
The Commonwealth of Pennsylvania follows the statutory accounting practices related to minimum Risk-Based Capital (RBC) requirements for domestic insurance companies that were developed by the NAIC. The NAIC standard set for measuring RBC is a method of calculating the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by the state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At December 31, 2005, the Company substantially exceeded the minimum RBC levels that require regulatory action.
Significant Transactions with Related Parties
The Company, EIC and the Exchange share common facilities and services. The costs of such common services are allocated to the Company based upon the Company’s usage. Additionally, EIC is the common paymaster for administrative expenses of the Erie Insurance Group. The Company reimburses EIC for these expenses, including salary and benefit costs. Operating expenses of the Company paid by EIC are reimbursed on a monthly basis. The amount of these reimbursements totaled $30.7 million, $26.1 million and $23.6 million for 2005, 2004 and 2003, respectively. No interest is charged or received on these intercompany balances due to the timely settlement terms and nature of the items.
Employees performing services for the Company participate in the pension and other employee benefit plans sponsored by EIC. Pension benefits are based on years of service and salary. Pension costs are funded by EIC in amounts sufficient to at least meet ERISA minimum funding requirements. The Company reimburses EIC on a monthly basis for its share of pension costs. The Company, through EIC, also participates in certain deferred compensation and supplemental pension plans for certain executive and senior officers. The amounts recorded by the Company for the deferred compensation and supplemental pension plan are reimbursed to EIC as costs are incurred under these plans. Amounts allocated to the Company from EIC for these pension and other employee benefit plans, and included in the total reimbursements noted above, totaled $2.0 million, $1.7 million and $1.3 million for 2005, 2004 and 2003, respectively.
In 2004 the Company established an agent bonus program. The bonus is calculated based on various factors including levels of life commissions paid to an agency and an agency’s property/casualty insurance production levels. The bonuses are paid to the agents by EIC. The Company in turn reimburses EIC. Cash payments to EIC relating to these bonuses totaled $2.0 million in 2005, which related to bonuses earned and incurred by the Company in 2004. There were no payments relating to this bonus program made to EIC in 2004.
The Erie Insurance Group affiliated property/casualty insurance companies periodically purchase annuities from the Company in connection with the structured settlement of claims. The reserves held for structured settlement annuities sold to the affiliated property/casualty insurance companies totaled $216.1 million and $213.7 million at December 31, 2005 and 2004, respectively.
The Erie Insurance Group Retirement Plan for employees purchases from the Company individual annuities for some terminated vested employees or beneficiaries receiving benefits. These are nonparticipating annuity contracts under which the Company has unconditionally contracted to provide specified benefits to beneficiaries in return for a fixed premium from the plan. Annuity deposit balances outstanding relating to pension annuities sold to the Erie Insurance Group Retirement Plan are $41.2 million and $43.0 million at December 31, 2005 and 2004, respectively.
The Erie Insurance Group 401(k) plan for employees includes an investment option in a Company group annuity. Annuity deposit balances outstanding relating to 401(k) annuities sold to employees are $32.6 million and $30.2 million at December 31, 2005 and 2004, respectively.
On December 30, 2005, the Company retired a $15 million surplus note due to EIC. Interest paid on this note totaled $1.0 million in 2005, 2004 and 2003. The Company continues to hold a $25 million surplus note outstanding to EIC. This surplus note bears an annual interest rate of 6.70% and is scheduled to be paid semi-annually. The surplus note is payable on demand on or after December 31, 2018. Both principal and interest payments were approved by the Pennsylvania Insurance Commissioner. Interest paid on this note totaled $1.7 million in 2005 and 2004 and $0.6 million in 2003.
On December 30, 2005, the Company issued a $20 million surplus note to the Exchange. This surplus note bears an annual interest rate of 6.26% and is scheduled to be paid semi-annually. The surplus note is payable on demand on or after December 31, 2025. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. There was no interest paid on this note in 2005.
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
The guaranteed interest rates and approximate deposit liabilities for deferred annuity products with credited interest rates subject to change by the Company are as follows:

Initial		Current
Guaranteed	Policy	Guaranteed	Deposit
Interest Rate	Years	Interest Rate	Liabilities
			(in thousands)
4.5%	1-5	4.5%	$237,330
4.5%	6-10	4.0%	108,642
4.5%	Over 10	3.5%	198,081
3.0%	All Years	3.0%	54,348
1.5%	All Years	1.5%	49,806

Total			$648,207

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
The Company’s rating from A.M. Best is A (Excellent). The A (Excellent) rating continues to affirm the Company’s strong financial position, indicating that the Company has an excellent ability to meet its ongoing obligations to policyholders. By virtue of its affiliation with the Erie Insurance Group, the Company is typically rated one financial strength rating lower than the property/casualty companies by A.M. Best Company. The Company is also rated by Standard & Poor’s, but this rating is based solely on public information. Standard & Poor’s rates the Company’s Api, “strong.” The Company also has a rating of B (Good) from Weiss Ratings, Inc. According to Weiss Ratings, the B rating indicates that the Company offers good financial security and has the resources necessary to deal with a variety of adverse conditions.
If the Company were to incur reductions in statutory surplus for an extended period of time, the ratings of the Company may be downgraded. Future downgrades in these or other ratings would reduce the competitive position of the Company by making it more difficult to attract business in the highly competitive life insurance industry. In such circumstances, the Company may need to take measures to increase surplus levels in order to maintain adequate ratings. The Company may increase surplus through a variety of means, including the issuance of additional surplus notes. In addition, management of the Erie Insurance Group could elect to use the Exchange for capital needs as the Exchange has over $3 billion in surplus at December 31, 2005.
Information technology development
A comprehensive program of eCommerce initiatives being undertaken by the Erie Insurance Group (the Group) began in 2001. Early in the program, substantial advancements in the organization’s internal infrastructure were put in place, providing the enabling foundation for implementing advanced technology including operating environments and web-based applications.
ERIEConnection, the central policy administration and agent interface application under development in the eCommerce program, has not progressed as originally expected. Development costs have substantially exceeded estimates made in 2002. Target delivery dates established in 2002 have generally not been met. While functional as a personal lines rating and policy administration system, the agency interface component of ERIEConnection has generally not met the Company's or agents' expectations for ease of use. The Group has postponed further deployment of the system until such usability issues are resolved. Estimates of the costs for alternative approaches to improve the agency interface for ease of use needed to facilitate future deployment and the timetable for deployment continue to be analyzed and developed. Through December 31, 2005, the total costs incurred by the Group for the development of the ERIEConnection application amounted to approximately $100 million. This amount includes approximately $10 million related to the development of an alternative agent interface approach which has been abandoned.
During 2005, all independent agencies were migrated to a common Windows XP-based agency interface platform called DSpro. Previously, many agencies interfaced with the Company utilizing a DOS-based platform that was commercially unsupportable, while some were on the Windows XP-platform. While this more stable Windows XP platform does not interface to ERIEConnection, this migration mitigated the risk of business interruption posed by the DOS system and gives the Group the time necessary to thoroughly research and plan for its future interface development and rollout strategy using ERIEConnection. In the first quarter 2006, the Group is implementing broadband connectivity with most agencies through DSpro.
Since the substantial majority of the costs for program development are borne by other members of the Group, the Company’s operating results are not expected to be materially impacted in the near term by ERIEConnection development decisions. However, the financial terms and conditions of the Company's eventual use of the ERIEConnection system have not, as yet, been determined, and could have an impact on the Companys future earnings. In addition, the Company's ability to attract new policyholders is directly influenced by the Company's independent agent decisions to place business with the Company. To the extent that technological capabilities of alternative carriers represented by the Company's agents are greater than those of the Company, the Company’s sales could be adversely affected.

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
Interest rate risk
The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 92.0% and 93.2% of invested assets at December 31, 2005 and 2004, respectively. The Company does not hedge its exposure to interest rate risk since it has the capacity and intention to hold the fixed maturity positions until maturity. The Company calculates the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	December 31, 2005
	(dollars in thousands)
	Principal	Weighted-average
	cash flows	interest rate
Fixed maturities:
2006	22,879	5.5%
2007	43,452	5.5
2008	45,596	5.3
2009	39,500	5.9
2010	46,500	6.0
Thereafter	1,154,787	5.9

Total	$1,352,714

Market value	$1,378,067

	December 31, 2004
	(dollars in thousands)
	Principal	Weighted-average
	cash flows	interest rate
Fixed maturities:
2005	$32,200	5.8%
2006	32,917	5.0
2007	56,000	5.2
2008	46,081	5.4
2009	43,900	5.8
Thereafter	1,090,527	6.0

Total	$1,301,625

Market value	$1,366,898

Actual cash flows may differ from those stated as a result of calls, prepayments and defaults.
A sensitivity analysis is used to measure the potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates. The following pro forma information is presented assuming a 100-basis point increase in interest rates at December 31 of each year, and reflects the estimated effect on the fair value of the Company’s fixed maturity investment portfolio. The Company used the modified duration of its fixed maturity investment portfolio to model the pro forma effect of a change in interest rates at December 31, 2005 and 2004.
Fixed maturity interest rate sensitivity analysis

	As of December 31
	(dollars in thousands)
	2005	2004
Current market value	$1,378,067	$1,366,898
Change in market value (1)	(72,081)	(75,587)

Pro forma market value	$1,305,986	$1,291,311

Modified duration (2)	5.4	5.7

(1)	The change in market value is calculated by taking the negative of the product obtained by multiplying (i) modified duration by (ii) change in interest rates by (iii) market value of the portfolio.

(2)	Modified duration is a measure of a portfolio’s sensitivity to changes in interest rates. It is interpreted as the approximate percentage change in the market value of a portfolio for a 100 basis point change in interest rates.
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
The Company has entered into various reinsurance treaties for the purpose of ceding life insurance in force that exceeds the Company’s desired retention limits. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali), which reinsures a portion of the Company’s life and accident and health business. At December 31, 2005, the amount of life insurance in force ceded to Generali totaled approximately $7.5 billion, which represents 23.2% of the Company’s total life insurance in force at that date.
Equity price risk
The Company’s portfolio of marketable equity securities, which is carried on the Statements of Financial Position at estimated fair value, has exposure to price risk. Price risk is the risk of potential loss in estimated fair value resulting from an adverse change in prices. The Company’s objective is to earn competitive relative returns by investing in a diverse portfolio of liquid securities. The Company’s equity securities at December 31, 2005 and 2004, were made up entirely of nonredeemable preferred stocks.

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

/s/	Jeffrey A. Ludrof

Jeffrey A. Ludrof
President and Chief Executive Officer
March 6, 2006

/s/	Philip A. Garcia

Philip A. Garcia
Executive Vice President and Chief Financial Officer
March 6, 2006

/s/	Timothy G. NeCastro

Timothy G. NeCastro
Senior Vice President and Controller
March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Erie Family Life Insurance Company
Erie, Pennsylvania
We have audited the accompanying Statements of Financial Position of Erie Family Life Insurance Company as of December 31, 2005 and 2004, and the related Statements of Operations, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Family Life Insurance Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 6, 2006

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years ended December 31
	2005	2004	2003
Revenues
Net policy revenue:
Life premiums	$55,963	$53,184	$52,045
Group life and other premiums	3,529	3,364	3,887

Total net policy revenue	59,492	56,548	55,932

Net investment income	84,875	80,624	78,725
Net realized gains on investments	317	9,404	13,176
Equity in earnings of limited partnerships	3,540	2,116	1,296
Other income	652	1,141	844

Total revenues	148,876	149,833	149,973

Benefits and expenses
Death benefits	19,333	17,558	15,197
Interest on annuity deposits	44,957	44,276	42,178
Interest on universal life deposits	7,631	7,355	6,959
Interest on surplus notes and other affiliate interest	2,845	2,855	1,759
Surrender and other benefits	1,415	3,267	1,263
Increase in future life policy benefits	13,071	7,265	7,211
Amortization of deferred policy acquisition costs	8,625	813	7,477
Commissions	1,839	1,221	2,679
General expenses	21,050	16,311	14,881
Taxes, licenses and fees	3,795	3,620	3,064

Total benefits and expenses	124,561	104,541	102,668

Income before income taxes	24,315	45,292	47,305

Provision for income taxes	7,776	15,660	14,818

Net income	$16,539	$29,632	$32,487

Net income per share	$1.75	$3.14	$3.44

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	As of December 31
	2005	2004
Assets
Investments
Fixed maturities at fair value (amortized cost of $1,349,646 and $1,297,913, respectively)	$1,378,067	$1,366,898
Equity securities at fair value (cost of $78,890 and $59,426, respectively)	84,545	66,375
Limited partnerships (cost of $15,341 and $15,234, respectively)	16,671	15,467
Real estate mortgage loans	5,930	6,124
Real estate	1,219	1,044
Policy loans	11,667	10,671

Total investments	1,498,099	1,466,579

Cash and cash equivalents	18,636	22,446
Premiums receivable from policyholders	180	168
Reinsurance recoverable	3,770	2,527
Other receivables	406	319
Accrued investment income	16,715	16,031
Deferred policy acquisition costs	133,812	119,117
Reserve credit for reinsurance ceded	40,366	29,420
Securities lending collateral	59,514	0
Prepaid federal income taxes	273	789
Other assets	4,589	4,044

Total assets	$1,776,360	$1,661,440

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	As of December 31
	2005	2004
Liabilities and shareholders’ equity
Liabilities
Policy liabilities and accruals:
Future life and accident and health policy benefits	$148,034	$124,016
Policy and contract claims	5,867	3,153
Annuity deposits	1,021,442	984,870
Universal life deposits	176,569	163,489
Supplementary contracts not including life contingencies	741	702
Other policyholder funds	8,420	6,048
Deferred income taxes	33,821	48,066
Reinsurance premium due	2,357	2,581
Securities lending collateral	59,514	0
Accounts payable and accrued expenses	12,604	10,581
Notes payable to affiliates	45,000	40,000
Due to affiliates	3,942	4,327
Dividends payable	2,079	2,079

Total liabilities	1,520,390	1,389,912

Shareholders’ equity
Common stock, $.40 par value per share; authorized 15,000,000 shares; 9,450,000 shares issued and outstanding	3,780	3,780
Additional paid-in capital	630	630
Accumulated other comprehensive income	15,471	39,252
Retained earnings	236,089	227,866

Total shareholders’ equity	255,970	271,528

Total liabilities and shareholders’ equity	$1,776,360	$1,661,440

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years ended December 31
	2005	2004	2003
Cash flows from operating activities
Premiums collected	$61,504	$52,721	$51,942
Net investment income received	85,487	83,792	78,295
Limited partnership distributions	9,235	5,036	7,965
Miscellaneous income	652	1,141	844
Benefits to policyholders	(72,100)	(72,991)	(65,485)
Commissions paid to agents	(6,733)	(6,013)	(14,300)
Salaries and wages paid	(16,260)	(12,663)	(11,408)
General operating expenses paid	(13,232)	(12,223)	(11,358)
Taxes, licenses and fees paid	(3,860)	(3,455)	(2,934)
Interest paid	(2,848)	(2,850)	(1,757)
Income taxes paid	(8,700)	(10,332)	(12,426)

Net cash provided by operating activities	33,145	22,163	19,378

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(327,087)	(297,259)	(554,355)
Equity securities	(19,464)	(9,444)	(13,675)
Limited partnerships	(8,628)	(5,913)	(2,560)
Sales/maturities of investments:
Sales of fixed maturities	209,131	179,894	228,277
Calls/maturities of fixed maturities	65,389	43,624	111,713
Equity securities	0	6,650	20,841
Return on limited partnerships	1,498	0	0
Purchase of computer software	(114)	(188)	0
Real estate additions	(255)	0	0
Net mortgage loans	194	181	871
Net policy loans	(996)	(720)	(435)

Net cash used in investing activities	(80,332)	(83,175)	(209,323)

Cash flows from financing activities
Annuity and supplementary contract deposits and interest	129,512	123,019	186,379
Annuity and supplementary contract surrenders and withdrawals	(95,900)	(70,579)	(57,547)
Universal life deposits and interest	19,860	19,729	20,285
Universal life surrenders	(6,779)	(6,661)	(5,415)
Increase (decrease) in collateral from securities lending	59,514	(65,495)	23,826
(Investment) redemption of securities lending collateral	(59,514)	65,495	(23,826)
Proceeds from issuance of surplus note to affiliate	20,000	0	25,000
Principal payments on surplus note from affiliate	(15,000)	0	0
Dividends paid to shareholders	(8,316)	(8,222)	(7,938)

Net cash provided by financing activities	43,377	57,286	160,764

Net decrease in cash and cash equivalents	(3,810)	(3,726)	(29,181)
Cash and cash equivalents at beginning of year	22,446	26,172	55,353

Cash and cash equivalents at end of year	$18,636	$22,446	$26,172

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands, except per share data)

				Accumulated
	Total			Other		Additional
	Shareholders'	Comprehensive	Retained	Comprehensive	Common	Paid-in
	Equity	Income (Loss)	Earnings	Income	Stock	Capital

Balance, January 1, 2003	$217,188		$182,001	$30,777	$3,780	$630

Comprehensive income:
Net income	32,487	$32,487	32,487
Unrealized appreciation of investments, net of tax and adjustments to deferred acquisition costs	13,826	13,826		13,826

Comprehensive income		$46,313

Dividends declared, $0.84 per share	(7,938)		(7,938)

Balance, December 31, 2003	255,563		206,550	44,603	3,780	630

Comprehensive income:
Net income	29,632	$29,632	29,632
Unrealized depreciation of investments, net of tax and adjustments to deferred acquisition costs	(5,351)	(5,351)		(5,351)

Comprehensive income		$24,281

Dividends declared, $0.88 per share	(8,316)		(8,316)

Balance, December 31, 2004	271,528		227,866	39,252	3,780	630

Comprehensive income:
Net income	16,539	$16,539	16,539
Unrealized depreciation of investments, net of tax and adjustments to deferred acquisition costs and life contingent payout annuities	(23,781)	(23,781)		(23,781)

Comprehensive loss		($7,242)

Dividends declared, $0.88 per share	(8,316)		(8,316)

Balance, December 31, 2005	$255,970		$236,089	$15,471	$3,780	$630

See accompanying notes to financial statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
NOTE 1. NATURE OF BUSINESS
Erie Family Life Insurance Company (the Company), a Pennsylvania-domiciled life insurer, is engaged in the business of underwriting and selling nonparticipating individual and group life insurance policies and annuities. The Company markets its products through independent agents in 10 states and the District of Columbia and is subject to supervision and regulations of the states in which it operates. A majority of the Company’s business is written in Pennsylvania, Ohio, Maryland and Virginia. See also Note 15.
The Company is owned 21.6% by the Erie Indemnity Company (EIC), 53.5% by the Erie Insurance Exchange (Exchange) and the remaining 24.9% by public shareholders. EIC is a Pennsylvania business corporation formed in 1925 to be the attorney-in-fact for policyholders of Erie Insurance Exchange, a Pennsylvania-domiciled reciprocal insurance exchange. As attorney-in-fact for the Exchange, EIC has a fiduciary duty to protect the policyholders of the Exchange in addition to its fiduciary duty to protect the interests of its shareholders. EIC operates predominantly as a provider of certain management services to the Exchange. EIC also is engaged in the property/casualty insurance business through its wholly-owned subsidiaries, Erie Insurance Company, Erie Insurance Property and Casualty Company, and Erie Insurance Company of New York. The Company, the Exchange and its subsidiary, Flagship City, and EIC and its subsidiaries operate collectively under the name Erie Insurance Group.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP nullifies the requirements of measurement and recognition in paragraphs 10-18 of EITF Issue 03-1, carries forward the disclosure requirements included in Issue 03-1 and references existing other-than-temporary impairment guidance. This final FSP is effective for fiscal years beginning after December 15, 2005. The Company had previously adopted the disclosure requirements of EITF 03-1, which were unchanged by this final FSP. Management does not anticipate a change in policy as a result of this pronouncement that would significantly impact the Company’s financial condition or results of operations.
In May 2005, the FASB issued Financial Accounting Standard (FAS) No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. FAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. FAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. FAS No. 154 is effective for accounting changes and correction of errors for fiscal years beginning after December 15, 2005.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (DAC) in Connection with Modifications or Exchanges of Insurance Contracts”, effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. This SOP provides guidance on accounting for DAC on internal replacements of insurance and investment contracts. According to this SOP:
•	An internal replacement that is determined to result in a replacement that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Unamortized DAC associated with the replaced contract should continue to be deferred and amortized in connection with the replacement contract. Other balances associated with the replaced contract should be accounted for in a similar manner, that is, as if the replacement contract is a continuation of the replaced contract.

•	An internal replacement that is determined to result in a replacement that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC from the replaced contract in an internal replacement transaction that results in a substantially changed contract should not be deferred and amortized in connection with the replacement contract. Other balances associated with the replaced contract should be accounted for in a similar manner; that is, accounted for based on an extinguishment of the replaced contract and issuance of a new contract.
Nearly all of the Company’s internal replacements are considered substantially changed based on the definition in this SOP. The Company currently accounts for all internal replacements as if the original contract was extinguished. The Company plans to implement this guidance in 2007 and does not expect implementation to have a material impact on its financial statements.
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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
Investments and cash equivalents
Fixed maturities and marketable equity securities are classified as available-for-sale. Equity securities consist of nonredeemable preferred stock while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred taxes and offsetting adjustments to DAC and life contingent payout annuities, reflected in shareholders’ equity in accumulated other comprehensive income. There are no securities classified as trading securities or held-to-maturity securities.
Also included in fixed maturities are mortgage-backed securities, which are amortized using a constant effective yield method based on anticipated prepayments and the estimated economic life of the securities. If actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security, with the corresponding adjustment included as part of investment income.
Policy loans are recorded at unpaid balances.
Cash equivalents are comprised of investments in bank money market funds and short-term bonds, which mature in 90 days or less from the date of acquisition, and approximate fair value.
Realized gains and losses on sales of investments are recognized in income on the specific identification method. Interest and dividend income is recorded as earned. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to lowest yield. Such amortization is included in investment income.
All investments are evaluated monthly for other-than-temporary impairment loss. The factors considered in evaluating whether or not a decline in fair value is other-than-temporary include:
•	the extent and duration to which fair value is less than cost,

•	historical operating performance and financial condition of the issuer,

•	near term prospects of the issuer and its industry, based on analysts recommendations,

•	specific events that occurred affecting the issuer, including a ratings downgrade, and

•	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for a recovery in value.
An investment that is deemed impaired is written down to its estimated net realizable value. Impairment charges are included as realized losses in the Statements of Operations.
Securities lending program
The Company engages in securities lending activities from which it generates investment income from the lending of certain of its investments to other institutions for short periods of time. The Company receives marketable securities as collateral equal to 102% of the market value of the loaned securities. The Company maintains full ownership rights to the securities loaned, and accordingly, the loaned securities remain classified as investments of the Company.
The Company shares a portion of the interest charged on lent securities with the third party custodian and

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
the borrowing institution. In accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company recognizes the receipt of the collateral held by the third party custodian and the obligation to return the collateral on its Statements of Financial Position.
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
Also, in accordance with FAS 97, DAC is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges, net of income taxes, included in accumulated other comprehensive income.
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
Insurance liabilities
Liabilities for life insurance and income-paying annuity future policy benefits are computed primarily by the net level premium method with assumptions as to anticipated mortality, withdrawals, lapses and investment yields. Deferred annuity future policy benefit liabilities are established at accumulated values without

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
reduction for surrender charges. Reserves for universal life plans are based on the contract account balance. Interest rate assumptions for non-interest sensitive life insurance range from 3.50% to 7.25%. Mortality and withdrawal assumptions are based on tables typically used in the industry, modified to reflect actual experience where appropriate.
FAS 60 contracts are subject to loss recognition testing. The Company periodically verifies the adequacy of reserves as part of its loss recognition testing. Loss recognition is necessary when the sum of the GAAP reserve and the present value of projected policy cash flows (premiums less benefits and expenses, net of reinsurance) is less than unamortized DAC. There are two types of loss recognition testing: primary (FAS 60) and shadow (FAS 115).
For primary loss recognition testing, the discount rate used to calculate the present value of policy cash flows is based on the yield on assets currently held by the Company to support the GAAP reserve. To the extent that the sum of the GAAP reserve and the present value of projected policy cash flows on this basis is less than unamortized DAC, a deficiency exists. This deficiency, or loss, must be recognized immediately by amortizing DAC by the amount of the deficiency. If the deficiency exceeds the amount of unamortized DAC, all remaining DAC is immediately amortized, and the GAAP reserve is increased by the remaining deficiency. These primary loss recognition adjustments flow through the Statements of Operations.
For shadow loss recognition testing, the discount rate used to calculate the present value of policy cash flows is based on the yield available on assets that could be or recently have been purchased by the Company in support of the GAAP reserve. This assumes the Company sells all of the Company's invested assets supporting the reserve, recognizes the capital gains/losses, and reinvests the proceeds at current yields. The sum of the GAAP reserve and this new present value of policy cash flows is again compared to the unamortized DAC. If a deficiency exists on this basis, DAC must be decreased and, if necessary, the GAAP reserve is increased. Unlike primary loss recognition adjustments, however, these shadow loss recognition adjustments are included in "Accumulated Other Comprehensive Income" in Shareholders' Equity and do not go through the Statements of Operations.
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
Universal life and annuity deposits are credited with varying interest rates determined at the discretion of the Company subject to certain minimums.
Interest rates credited on deposits were as follows:

	2005	2004	2003
Annuity	3.50%–6.25%	3.00%–4.70%	3.00%–4.80%
Universal Life	4.25%–5.00%	4.25%–5.00%	4.25%–6.00%
Recognition of premium revenues and losses
Premiums on traditional life insurance products are recognized as earned when due. Reserves for future policy benefits are established as premiums are earned. Premiums received for annuity and universal life products are not reported as revenue, but as deposits, and included in liabilities for annuity and universal life deposits in accordance with FAS 97. For universal life products, revenue is recognized as amounts are assessed against the policyholder’s account for mortality coverage and contract expenses. The primary source of revenue on annuity deposits is derived from the interest earned by the Company, which is reflected in net investment income.
Reinsurance
Reinsurance transactions are recorded on a basis consistent with FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Reinsurance premiums and commissions and expense reimbursements on reinsurance ceded are accounted for on a basis consistent with those used in accounting for the underlying reinsured policies. Premiums, commissions and expense reimbursements, and benefits to policyholders ceded to other companies have been reported as a reduction of “Net Policy Revenue”, “Death Benefits”, “Increase in Future Life Policy Benefits”, and “Commissions” on the Statements of Operations.
Expense reimbursements received in connection with new reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs. Amounts recoverable from reinsurers for future policy benefits are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are recorded as an asset under “Reserve Credit for Reinsurance Ceded” on the Statements of Financial

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
Position. Amounts recoverable for incurred claims and expense reimbursements are included as an asset under “Reinsurance Recoverable” in the Statements of Financial Position.
Income taxes
Provisions for income taxes include deferred taxes resulting from changes in cumulative temporary differences between the tax basis and financial statement basis of assets and liabilities. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Earnings per share
Earnings per share amounts are based on the weighted average number of common shares outstanding during each of the respective years.
NOTE 4. INVESTMENTS
The following tables summarize the cost and market value of available-for-sale securities at December 31, 2005 and 2004:

		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
December 31, 2005	Cost	Gains	Losses	Fair Value

Fixed maturities
Bonds:
U.S. treasuries and government agencies	$37,091	$365	$261	$37,195
Public utilities	183,441	7,080	1,589	188,932
U.S. banks, trusts and insurance companies	232,128	6,852	1,745	237,235
U.S. industrial and miscellaneous	560,596	17,914	5,991	572,519
Mortgage-backed securities	155,603	2,126	1,973	155,756
Asset-backed securities	15,862	114	175	15,801
Foreign	162,774	7,129	1,427	168,476

Total bonds	1,347,495	41,580	13,161	1,375,914

Redeemable preferred stock	2,151	2	0	2,153

Total fixed maturities	$1,349,646	$41,582	$13,161	$1,378,067

Equity securities
Nonredeemable preferred stock:
U.S. banks, trusts and insurance companies	33,909	1,889	105	35,693
U.S. industrial and miscellaneous	20,801	1,555	64	22,292
Foreign	24,180	2,421	41	26,560

Total equity securities	$78,890	$5,865	$210	$84,545

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
December 31, 2004	Cost	Gains	Losses	Fair Value

Fixed maturities
Bonds:
U.S. treasuries and government agencies	$60,126	$1,048	$98	$61,076
Public utilities	160,516	11,313	219	171,610
U.S. banks, trusts and insurance companies	193,461	9,148	709	201,900
U.S. industrial and miscellaneous	566,633	34,721	976	600,378
Mortgage-backed securities	157,289	3,713	609	160,393
Asset-backed securities	10,946	348	77	11,217
Foreign	141,926	12,080	686	153,320

Total bonds	1,290,897	72,371	3,374	1,359,894

Redeemable preferred stock	7,016	94	106	7,004

Total fixed maturities	$1,297,913	$72,465	$3,480	$1,366,898

Equity securities
Nonredeemable preferred stock:
U.S. banks, trusts and insurance companies	19,909	2,078	2	21,985
U.S. industrial and miscellaneous	18,801	1,873	0	20,674
Foreign	20,716	3,000	0	23,716

Total equity securities	$59,426	$6,951	$2	$66,375

The amortized cost and estimated fair value of fixed maturities at December 31, 2005 by remaining contractual term to maturity are shown below. Mortgage-backed securities are allocated based on their stated maturity dates. Actual cash flows may differ from those stated as a result of calls, prepayments or defaults.

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$24,863	$24,958
Due after one year through five years	171,675	172,533
Due after five years through 10 years	709,021	722,461
Due after 10 years through 20 years	219,135	224,332
Due after 20 years	224,952	233,783

Total fixed maturities	$1,349,646	$1,378,067

Fixed maturities and equity securities in a gross unrealized loss position are as follows. Data is provided by length of time securities were in a gross unrealized loss position.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(in thousands)

December 31, 2005	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Number of
	Value	Losses	Value	Losses	Value	Losses	Holdings
Fixed maturities
Bonds:
U.S. treasuries and government agencies	$12,815	$119	$6,858	$142	$19,673	$261	8
Public utilities	53,021	1,161	9,312	428	62,333	1,589	26
U.S. industrial, miscellaneous, banks, trusts and insurance companies	247,064	5,393	56,885	2,343	303,949	7,736	123
Mortgage-backed securities	70,867	1,220	28,347	753	99,214	1,973	30
Asset-backed securities	1,946	53	2,871	122	4,817	175	2
Foreign	48,973	834	11,269	593	60,242	1,427	24

Total fixed maturities	434,686	8,780	115,542	4,381	550,228	13,161	213

Equity securities
Nonredeemable preferred stock	5,798	210	0	0	5,798	210	3

Total fixed maturity and equity securities	$440,484	$8,990	$115,542	$4,381	$556,026	$13,371	216

(in thousands)

December 31, 2004	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Number of
	Value	Losses	Value	Losses	Value	Losses	Holdings
Fixed maturities
Bonds:
U.S. treasuries and government agencies	$22,926	$98	$0	$0	$22,926	$98	6
Public utilities	11,862	116	4,705	103	16,567	219	7
U.S. industrial, miscellaneous, banks, trusts and insurance companies	101,150	1,162	16,266	524	117,416	1,685	48
Mortgage-backed securities	44,471	609	0	0	44,471	609	13
Asset-backed securities	2,914	77	0	0	2,914	77	1
Foreign	25,924	307	9,482	378	35,406	686	14

Total bonds	209,247	2,369	30,453	1,005	239,700	3,374	89

Redeemable preferred stock	4,760	106	0	0	4,760	106	1

Total fixed maturities	214,007	2,475	30,453	1,005	244,460	3,480	90

Equity securities
Nonredeemable preferred stock	2,998	2	0	0	2,998	2	1

Total fixed maturity and equity securities	$217,005	$2,477	$30,453	$1,005	$247,458	$3,482	91

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
The fixed maturity investments with continuous unrealized losses for less than 12 months were primarily due to the impact of higher market interest rates rather than a decline in credit quality of the specific issuers. Of the fixed maturities that are below amortized cost for less than 12 months, securities that were investment-grade had a fair value of $428.0 million at December 31, 2005. These fixed maturities had unrealized losses as of December 31, 2005 totaling $8.1 million.
The remaining fair value of the fixed maturities for $6.7 million that are below amortized cost for less than 12 months at December 31, 2005, were non-investment grade securities and had unrealized losses of $0.7 million. Comprising this amount are three issuers, all of which were downgraded to non-investment grade in 2005. These three issuers are in the automotive and auto financing industries. The Company is monitoring the financial condition of these three issuers. An impairment charge of $0.8 million was recorded for one of these securities to write it down to market value in 2005. It is possible that these securities may be further impaired resulting in realized losses in future periods.
There are $110.7 million in investment grade fixed maturity securities at fair value that at December 31, 2005, had been below amortized cost for 12 months or longer. These fixed maturities had unrealized losses as of December 31, 2005, of $4.1 million. These unrealized losses are due to higher market interest rates and greater spread requirements in the market in general and are not related to the credit quality of specific issuers.
The remaining $4.8 million of fixed maturities below amortized cost for 12 months or longer were non-investment grade and had unrealized losses of $0.3 million. Of this amount $0.25 million was on a fixed maturity in the automotive finance industry and the remaining $0.05 million on a bond in the airline industry. The Company continues to monitor the financial condition of these issuers.
At December 31, 2005, net unrealized gains on investments of $15.5 million consisted of $47.5 million in gross unrealized gains less $13.4 million in gross unrealized losses, less $10.3 million in other related offsets and deferred taxes of $8.3 million.
Changes in net unrealized gains include the following for the years ended December 31:

(in thousands)	2005	2004	2003
Fixed maturities	($40,563)	($7,735)	$3,663
Equity securities	(1,294)	609	23,490
Limited partnerships	(233)	194	338
Deferred policy acquisition costs	8,503	(1,300)	(6,219)
Life contingent payout annuities	(3,000)	0	0
Deferred federal income tax	12,806	2,881	(7,446)

(Decrease) increase in net unrealized gains	($23,781)	($5,351)	$13,826

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
Components of net investment income follow for the years ended December 31:

(in thousands)	2005	2004	2003
Fixed maturities	$78,480	$75,078	$72,139
Equity securities	4,922	4,539	5,323
Cash equivalents and other	2,219	1,847	2,051

Total investment income	85,621	81,464	79,513

Less: Investment expense	746	840	788

Net investment income	$84,875	$80,624	$78,725

Components of realized gains and losses on investments reflected in operations for the years ended December 31 are included below. Impairment charges of $2.9 million are included in 2005 gross realized fixed maturity losses. These charges related to investments in the automotive industry. There were no impairment charges in 2004. Included in 2003 gross realized losses of fixed maturities are impairment charges totaling $3.4 million. These charges related primarily to investments in the communications, energy and finance sectors.

(in thousands)	2005	2004	2003
Fixed maturities
Gross realized gains	$5,651	$10,200	$19,411
Gross realized losses	(5,341)	(855)	(6,081)

Net realized gains	310	9,345	13,330

Equity securities
Gross realized gains	11	176	379
Gross realized losses	(4)	(117)	(533)

Net realized gains (losses)	7	59	(154)

Net realized gains on investments	$317	$9,404	$13,176

Limited partnerships include U.S. and foreign real estate and mezzanine debt investments. Real estate limited partnerships represent 96.8%, while mezzanine debt limited partnerships represent 3.2% of the total carrying value at December 31, 2005. These partnerships are recorded using the equity method. In the second quarter of 2005, the Company corrected its treatment of unrealized gains and losses on limited partnerships resulting in an increase in pretax income of $1.2 million, or $0.13 per share. Included in the pre-tax adjustment was $0.2 million of unrealized gains related to 2004 and prior years. While there was an earnings impact related to this adjustment, there was no impact on the Company’s shareholders’ equity. The Company previously reflected unrealized gains and losses on limited partnerships in shareholders’ equity in accumulated other comprehensive income, net of deferred taxes.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
The components of equity in earnings of limited partnerships as reported in the Statements of Operations for the years ended December 31 are as follows:

(in thousands)	2005	2004	2003
Real estate	$1,828	$2,012	$2,790
Mezzanine debt	382	104	(1,494)
Valuation adjustments	1,330	0	0

Equity in earnings of limited partnerships	$3,540	$2,116	$1,296

There were no impairment charges recorded in 2004. Impairment charges on mezzanine debt partnerships of $2.0 million in 2003 are included in equity in earnings of limited partnerships in the Statements of Operations.
The Company participates in a program whereby marketable securities from its investment portfolio are lent to independent brokers or dealers based on, among other things, their creditworthiness in exchange for collateral initially equal to 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned. The market value of the securities on loan to each borrower is monitored daily by the third party custodian and the borrower is required to deliver additional collateral if the market value of the collateral falls below 100% of the market value of the securities on loan.
The Company had loaned securities included as part of its invested assets with a market value of $58.0 million at December 31, 2005. The Company had no loaned securities at December 31, 2004. The Company has incurred no losses on the securities lending program since the program’s inception.
Bonds having a fair value of $16.1 million are pledged as collateral on a $10 million line of credit with a bank. There were no borrowings on the line during 2005 and 2004.
See Note 6 for fair value basis of investments.
NOTE 5. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs are summarized as follows:

(in thousands)	2005	2004
Balance at beginning of year	$119,117	$98,207
Additions:
Commissions	5,898	5,935
General expenses	8,808	9,308
Taxes, licenses and fees	74	72

	14,780	15,315
Amortization	(8,625)	(813)
Valuation system reclassification to premium receivables	37	7,708
Effect of unrealized investment losses (gains)	8,503	(1,300)

Balance at end of year	$133,812	$119,117

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
In 2005, the Company implemented new valuation software used to estimate insurance liability and DAC balances in accordance with FAS 60 for its traditional life insurance and FAS 97 for its universal life and deferred annuity products. The new valuation systems use more refined methods and calculations to estimate these amounts. As part of the conversion to the new valuation system, estimated deferred net DAC premiums on FAS 60 products, formerly part of the Premiums Receivable from Policyholders asset, are now included as part of the DAC asset. In order to make prior period financial statements comparable, the Company reclassified these estimated deferred net premiums of $7.7 million as of December 31, 2004, from the Premiums Receivable from Policyholders asset to the DAC asset.
Annuity considerations collected in 2005 and 2004 were significantly lower than in 2003, resulting in a decrease in commission amounts capitalized in DAC from 2003 levels. Additions to DAC relating to annuities were $1.7 million, $1.4 million and $4.4 million in 2005, 2004 and 2003, respectively, as annuity premiums for those years were $84.4 million, $78.6 million and $144.2 million.
During 2004, as required under FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, the Company unlocked certain assumptions used to determine DAC for its universal life and fixed annuity products. As a result of unlocking these assumptions in 2004, the DAC asset was increased and the amortization of DAC was decreased by $7.2 million. Approximately $4.8 million of this amount resulted from updating universal life mortality assumptions, to best estimates, in light of substantially more favorable claims expectations than originally reflected in the DAC amortization models. Another $1.9 million resulted from increasing the interest-spread assumption on universal life policies to reflect anticipated investment earnings rates and actual crediting practices in recent years.
NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS
Estimated fair value for financial instruments were determined from market information and if necessary from quotations provided by broker-dealers or internally derived prices. Certain financial instruments, including insurance contracts other than financial guarantees and investment contracts, are exempt from fair value disclosure requirements. The following methods were used in estimating fair value.
Cash and cash equivalents: The carrying amounts approximate their fair value.
Fixed maturities and equity securities: For equity securities, fair values were based on quoted market prices. For fixed maturities, fair values were obtained from independent pricing services. For the few securities where an independent service provides no price, broker-dealer quotations or internally derived prices are used.
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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
Annuity deposits: Included in this category are deferred annuity contracts. The Company retains the right to change interest rates subject to a one-year guaranteed interest rate and a minimum interest rate provided in the contract. To the extent that current market rates are below the guaranteed minimum interest rate, the fair value of these contracts may exceed the carrying value. To the extent that surrender charges apply to account balances, the fair value of these contracts may be below the carrying value. The carrying value of these contracts totaled $720.5 million and $688.5 million as of December 31, 2005 and 2004, respectively, while the estimated fair value of these contracts totaled $715.4 million and $698.0 million, respectively.
Annuity payouts: Included in this category are annuity contracts that the policyholder cannot surrender at any time and for which the policyholder is locked into a benefit payment schedule for the duration of the contract. These contracts provide benefits that are either guaranteed or contingent upon the survival of the annuitant. Fair values of these contracts were estimated using discounted project cash flows based upon U.S. Treasury spot rates. At December 31, 2005 and 2004, the carrying value of these contracts totaled $300.9 million and $296.4 million, respectively, while the estimated fair value of these contracts totaled $328.4 million and $327.7 million, respectively.
Universal life deposits: The Company retains the right to change interest rates on its universal life deposits subject to minimum interest rates provided in the policy. The Company also retains the right to change the expense and cost of insurance charges that are deducted from universal life deposits, subject to maximum amounts provided in the policy. Therefore, the carrying value of these policies approximates their fair value.
NOTE 7. COMPREHENSIVE INCOME
The components of changes to comprehensive income for the years ended December 31 are as follows:

(in thousands)	2005	2004	2003
Unrealized holding (losses) gains arising during period, net of offsets to shadow deferred acquisition costs and life contingent payout annuities	($36,269)	$1,172	$34,448
Less: gains included in net income	(317)	(9,404)	(13,176)

Net unrealized holding (losses) gains arising during period, net of offsets to shadow deferred acquisition costs and life contingent payout annuities	(36,586)	(8,232)	21,272
Income tax benefit (liability) related to unrealized (losses) gains	12,805	2,881	(7,446)

Change in other comprehensive income, net of tax	($23,781)	($5,351)	$13,826

The Company periodically verifies the adequacy of reserves as part of its loss recognition testing on two bases: primary loss recognition (FAS 60 basis) and “shadow loss recognition” (FAS 115 basis). All reserves were evaluated with no loss recognition required on a primary basis. However, the reserves for payout annuities, including life contingencies, were deemed inadequate on a shadow loss recognition basis as of December 31, 2005. No shadow basis adjustments were recorded on this block of business at December

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
31, 2004 or 2003. The inadequacy at December 31, 2005 amounted to $3.0 million and arose from the revaluation of assets on a current market value basis as prescribed for FAS 115. The shadow loss recognition testing assumes that all asset unrealized gains and losses become realized and the proceeds are reinvested at current yields. Discounted projected benefits using the current yields available on assets produced a GAAP reserve of $3.0 million greater than the carried GAAP reserve for this block of business.
The impact of this adjustment, net of tax, is included in “Accumulated Other Comprehensive Income” in Shareholders’ Equity. As of December 31, 2005, the adjustment resulting from this change in unrealized investment gains was $3.0 million. The amount charged to “Accumulated Other Comprehensive Income” was $2.0 million, net of $1.0 million of deferred federal income tax.
The “Accumulated Other Comprehensive Income” balances reported in the Statements of Financial Position of $15.5 million and $39.3 million as of December 31, 2005 and 2004, respectively, relate to the unrealized appreciation of investments, net of taxes, deferred acquisition costs and life contingent payout annuities.
NOTE 8. LIABILITY FOR UNPAID POLICY AND CONTRACT CLAIMS
Activity in the liability for unpaid policy and contract claims is as follows:

(in thousands)	2005	2004	2003
Balance at January 1	$3,153	$3,653	$2,362
Less reinsurance recoverables	(1,497)	(2,106)	(915)

Net balance at January 1	1,656	1,547	1,447

Total death claims incurred	19,333	17,558	15,197
Total death claims paid, net of reinsurance recoveries	(18,027)	(17,449)	(15,097)

Net balance at December 31	2,962	1,656	1,547
Plus reinsurance recoverables	2,905	1,497	2,106

Balance at December 31	$5,867	$3,153	$3,653

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
NOTE 9. ANNUITY AND UNIVERSAL LIFE DEPOSITS
The Company offers, among other products, annuity and universal life insurance. The amount received as deposits for each of the years ended December 31 are as follows:

(in thousands)	2005	2004	2003

Universal life	$12,229	$12,374	$13,326
Annuity	84,430	78,572	144,202

Total	$96,659	$90,946	$157,528

See Note 11 for sales of annuity products to affiliates.
NOTE 10. FEDERAL INCOME TAXES
The provision for income taxes consists of the following for the years ended December 31:

(in thousands)	2005	2004	2003

Federal income taxes:
Currently due	$9,216	$11,526	$13,118
Deferred	(1,440)	4,134	1,700

Total	$7,776	$15,660	$14,818

A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rates to pretax income is as follows:

(in thousands)	2005	2004	2003

Federal income taxes at statutory rates	$8,510	$15,852	$16,557
Dividends received deduction and tax-exempt interest	(28)	(1)	(3)
Other (1)	(706)	(191)	(1,736)

Provision for federal income taxes	$7,776	$15,660	$14,818

(1)	In 2005, the Company adjusted its income tax liability to reflect the difference in the December 31, 2004 income tax expense provision and the actual federal income tax return filed in September 2005. This adjustment decreased the tax expense for the period by $0.7 million.

In 2003, the Company recorded an adjustment to deferred income taxes. Deferred tax liabilities established in previous years to reflect potential income tax exposures were determined to be unnecessary and the amounts provided were reversed during the year. The one-time non-cash reduction in deferred taxes of $1.3 million, increased earnings by $0.14 per share.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
Temporary differences that give rise to deferred income tax assets and liabilities for the years ended December 31 are as follows:

(in thousands)	2005	2004

Deferred tax assets:
Liability for future life and annuity policy benefits	($15,537)	($9,464)
Write-down of investments	(339)	(509)
Deferred compensation	(1,794)	(1,462)
IRS audit adjustments of prior years	(1,252)	(1,252)

Total deferred tax assets	(18,922)	(12,687)

Deferred tax liabilities:
Deferred policy acquisition costs	42,634	38,284
Unrealized gains on investments	8,331	21,136
Other	1,778	1,333

Total deferred tax liabilities	52,743	60,753

Net deferred income tax liability	$33,821	$48,066

NOTE 11. RELATED PARTY TRANSACTIONS
Expense allocations
Allocations from EIC for operating expenses paid on behalf of the Company are made on a monthly basis. The Company reimburses EIC when the expenses are paid. The amount of these cash settlements for the Company totaled $30.7 million, $26.1 million and $23.6 million in 2005, 2004 and 2003, respectively.
The employees of the Company participate in the pension and other employee benefit plans of EIC. The pension benefits are based on years of service and salary. Pension costs are funded by EIC in amounts sufficient to at least meet ERISA minimum funding requirements. The Company, through EIC, also participates in certain deferred compensation and supplemental pension plans for certain executive and senior officers. The amounts recorded by the Company for the deferred compensation and supplemental pension plan totaled $1.3 million in 2005 and $1.1 million in 2004 and 2003. These costs, which are settled in cash to EIC as payments are made under these plans. The pension and related benefit costs allocated to the Company from EIC equaled $0.7 million, $0.6 million and $0.2 million in 2005, 2004 and 2003, respectively.
In 2004, the Company established an agent bonus program. The bonus is calculated based on various factors including levels of life commissions paid to an agency and an agency’s property/casualty insurance production levels. The bonuses are paid to the agents by EIC. The Company in turn reimburses EIC. Cash payments to EIC relating to these bonuses totaled $2.0 million in 2005. There were no payments relating to this bonus program made to EIC in 2004.
Notes payable to affiliates
On December 30, 2005, the Company retired a $15 million surplus note due to EIC. Interest paid on this note totaled $1.0 million in 2005, 2004 and 2003. The Company continues to hold a $25 million surplus note

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
outstanding to EIC. This surplus note bears an annual interest rate of 6.70% and is scheduled to be paid semi-annually. The surplus note is payable on demand on or after December 31, 2018. Both principal and interest payments were approved by the Pennsylvania Insurance Commissioner. Interest paid on this note totaled $1.7 million in 2005 and 2004 and $0.6 million in 2003.
On December 30, 2005, the Company issued a $20 million surplus note to the Exchange. This surplus note bears an annual interest rate of 6.26% and is scheduled to be paid semi-annually. The surplus note is payable on demand on or after December 31, 2025. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. There was no interest paid on this note in 2005.
Real estate
The Company owns certain real estate it leases to EIC. Rentals paid by EIC to the Company totaled $0.3 million each year in 2005, 2004 and 2003, respectively.
Future minimum rentals under this agreement are as follows:

Year ending
December 31	(in thousands)
2006	$337
2007	341
2008	114

Total	$792

Software and equipment
EIC purchased certain software and equipment for use by the Company. Depreciation and applicable interest are charged to the Company throughout the estimated useful life of the asset and is included in general expenses. Depreciation and interest charged the Company in 2005, 2004 and 2003 amounted to $0.7 million in each of the three years.
Annuities sold to affiliates
The Erie Insurance Group Retirement Plan for employees purchases from the Company individual annuities for some terminated vested employees or beneficiaries receiving benefits. These are nonparticipating annuity contracts under which the Company has unconditionally contracted to provide specified benefits to beneficiaries in return for a fixed premium from the plan. Due to the low interest rate environment currently, the Erie Insurance Group Retirement Plan for employees did not purchase any annuities from the Company in 2005, 2004 or 2003. Annuity deposit balances outstanding relating to pension annuities sold to the Erie Insurance Group Retirement Plan are $41.2 million and $43.0 million at December 31, 2005 and 2004, respectively.
The Erie Insurance Group 401(k) plan for employees includes an investment option in a Company annuity. Annuity deposits in 2005, 2004 and 2003 included $2.6 million, $2.3 million and $2.6 million, respectively, of deposits on annuity contracts purchased by Erie Insurance Group employees through the 401(k) plan.
Annuity deposit balances outstanding relating to 401(k) annuities sold to employees are $32.6 million and $30.2 million at December 31, 2005 and 2004, respectively.
The Erie Insurance Group affiliated property and casualty insurance companies periodically purchase

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
annuities from the Company in connection with the structured settlement of claims. Considerations recorded as annuity deposits in the Statements of Financial Position from structured settlement annuities sold to affiliated property/casualty companies of the Erie Insurance Group totaled $14.0 million, $20.5 million and $20.9 million in 2005, 2004 and 2003, respectively. The reserves held for structured settlement annuities sold to the affiliated property/casualty insurance companies equal $216.1 million and $213.7 million at December 31, 2005 and 2004, respectively.
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
In 2004, the Company evaluated the net asset balance due from the Pennsylvania Employees Group Life Insurance (PEGLI) pool. PEGLI is a voluntary reinsurance pool that provides reinsurance coverage to primary insurers who insure Commonwealth of Pennsylvania employees upon their retirement. The Company was a participant in this pool for a number of years. Beginning July 1, 2001, the Company discontinued accepting new business from the PEGLI pool. The Company continued carrying a balance on the Statement of Financial Position for its share of the assets and liabilities of the PEGLI pool prior to July 1, 2001, however, the Company’s inability to obtain reliable accounting information as to the Company’s share of the pool assets and liabilities during 2004 raised concern over the recoverability of the net asset. During the fourth quarter of 2004, management made the decision to write off the value of the PEGLI net asset and a charge of $2.0 million, or $0.14 per share after taxes, was made to earnings. Management continues to estimate in 2005 that no PEGLI net asset should be recorded by the Company.
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
Effective July 1, 2005, the Company no longer issues new policies under its Target Term plans. These plans have been replaced by a new term product, ERIE Flagship Term Plus, which the Company began offering in August 2005. The Company’s retention limit is $0.3 million per life for individual coverage. For its ERIE Flagship Term2, ERIE Target Term and Flagship Term Plus products, the Company has first dollar quota share treaties with several unaffiliated reinsurers. The Company reinsures 50%, 75% and 90% of the ERIE Flagship Term2, ERIE Flagship Term Plus and ERIE Target Term products, respectively, subject to the Company’s $0.3 million retention limit. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali), which reinsures a portion of the Company’s life and accident and health business. Policy revenue ceded to Generali totaled $11.1 million, $10.3 million and $8.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the amount of in-force life insurance ceded to Generali totaled approximately $7.5 billion and $6.7 billion, respectively.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
Net life insurance in force as of December 31 is summarized as follows:

(in thousands)	2005	2004	2003

Direct life insurance in force	$32,508,227	$30,086,967	$27,077,945
Amounts ceded to other companies	(14,460,521)	(12,478,433)	(9,788,882)

Net in force	$18,047,706	$17,608,534	$17,289,063

Sales of ERIE Flagship Term Plus and ERIE Flagship Term2 continue to result in increased ceded reinsurance balances. Total direct life insurance in force on these products, combined with the discontinued ERIE Flagship Term and ERIE Target Term products, was $20.3 billion, $17.4 billion, and $13.9 billion in 2005, 2004, and 2003, respectively. Reinsurance ceded on these products totaled $13.6 billion, $11.6 billion, and $8.9 billion in 2005, 2004, and 2003, respectively.
The effect of ceded reinsurance to the financial statement lines contained in the Statements of Operations is as follows:

(in thousands)	2005	2004	2003

Direct policy revenue	$83,940	$79,035	$72,947
Policy revenue ceded	(24,448)	(22,487)	(17,015)

Net policy revenue	$59,492	$56,548	$55,932

Death benefits	$28,771	$23,731	$19,933
Reinsurance recoveries	(9,438)	(6,173)	(4,736)

Net death benefits	$19,333	$17,558	$15,197

Increase in future life policy benefits	$24,016	$15,927	$13,846
Reinsurance reserve credits	(10,945)	(8,662)	(6,635)

Net increase in future life policy benefits	$13,071	$7,265	$7,211

Commissions	$10,487	$10,035	$10,316
Reinsurance commission allowance	(8,648)	(8,814)	(7,637)

Net commissions	$1,839	$1,221	$2,679

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
NOTE 13. SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows for the years ended December 31 is as follows:

(in thousands)	2005	2004	2003

Cash flows from operating activities
Net income	$16,539	$29,632	$32,487
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	8,625	813	7,477
Other amortization	876	984	790
Deferred federal income tax expense	(1,440)	4,134	1,700
Realized gains on investments	(317)	(9,404)	(13,176)
Equity in earnings of limited partnerships	(3,540)	(2,116)	(1,296)
Limited partnership distributions	9,235	5,036	7,965
Increase in premiums receivable	(12)	(532)	(1,120)
(Increase) decrease in other receivables	(124)	(182)	1,351
Increase in accrued investment income	(683)	(943)	(1,735)
Policy acquisition costs deferred	(14,780)	(15,315)	(19,006)
(Increase) decrease in other assets	(77)	2,538	69
Decrease in prepaid federal income taxes	516	1,194	692
Increase in reinsurance recoverables and reserve credits	(12,189)	(8,229)	(8,041)
Increase in future policy benefits and claims	26,731	15,427	15,296
Increase (decrease) in other policyholder funds	2,371	(3,807)	(4,479)
(Decrease) increase in reinsurance premium due	(224)	706	283
Increase in accounts payable and due to affiliates	1,638	2,227	121

Net cash provided by operating activities	$33,145	$22,163	$19,378

NOTE 14. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has outstanding commitments to invest up to $22.5 million in limited partnerships at December 31, 2005. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.
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
The 2005 benefits and expenses for the Traditional Life line include a $3.6 million charge related to the implementation of a new FAS 60 valuation system. See Note 17 for further discussion on this charge. In addition, the 2005 Traditional Life expenses include $0.6 million related to the development of the ERIE Flagship Term Plus product.
The decrease in total expenses and benefits in 2004 for the Universal Life line was primarily due to a decrease in amortization of deferred policy acquisition costs. This decrease was the result of the unlocking of certain assumptions under FAS 97 as discussed in Notes 3 and 5. The total amount of the unlocking adjustment made in 2004 for universal life products decreased the DAC amortization by $7.7 million.
The increase in Group Life and Other total expenses in 2004 was due to the $2.0 million charge related to the write off of the PEGLI net assets as discussed previously in Note 12.

	Traditional	Universal	Fixed	Group Life	Corporate
(in thousands)	Life	Life	Annuities	& Other	Account	Total

2005
Total policy revenue, net of reinsurance	$42,095	$13,868	$1	$3,528	$0	$59,492
Total net investment and other income	7,419	9,720	58,750	251	12,927	89,067
Net realized capital gains	27	34	214	1	41	317

Total revenues	49,541	23,622	58,965	3,780	12,968	148,876
Less: Total benefits and expenses	46,601	20,050	53,917	3,681	312	124,561

Income before income taxes	$2,940	$3,572	$5,048	$99	$12,656	$24,315

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

	Traditional	Universal	Fixed	Group Life	Corporate
(in thousands)	Life	Life	Annuities	& Other	Account	Total

2004
Total policy revenue, net of reinsurance	$39,003	$14,181	$2	$3,362	$0	$56,548
Total net investment and other income	6,922	9,432	56,460	205	10,862	83,881
Net realized capital gains	810	995	6,583	25	991	9,404

Total revenues	46,735	24,608	63,045	3,592	11,853	149,833
Less: Total benefits and expenses	37,767	8,630	52,595	5,239	310	104,541

Income before income taxes	$8,968	$15,978	$10,450	($1,647)	$11,543	$45,292

2003
Total policy revenue, net of reinsurance	$38,695	$13,350	$5	$3,882	$0	$55,932
Total net investment and other income	7,014	9,084	55,568	171	9,028	80,865
Net realized capital gains	1,191	1,421	9,417	29	1,118	13,176

Total revenues	46,900	23,855	64,990	4,082	10,146	149,973
Less: Total benefits and expenses	34,488	16,090	48,670	3,247	173	102,668

Income before income taxes	$12,412	$7,765	$16,320	$835	$9,973	$47,305

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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
A reconciliation of net income as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31 is as follows:

(in thousands)	2005	2004	2003
Statutory net income	$15,705	$20,524	$15,404

Reconciling items:
Policy liabilities and accruals	(2,107)	1,435	1,224
Cumulative effect of change in accounting principle	(2,000)	0	0
Deferred policy acquisition costs, net of amortization	6,155	14,502	11,529
Investment valuation differences	(1,457)	1,494	6,747
GAAP deferred taxes	1,440	(4,134)	(1,700)
Deferred and uncollected premiums	(1,719)	(4,793)	(1,764)
Limited partnership income	700	856	1,295
Other	(178)	(252)	(248)

GAAP net income	$16,539	$29,632	$32,487

A reconciliation of shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 is as follows:

(in thousands)	2005	2004
Statutory shareholders’ equity	$147,533	$136,021

Reconciling items:
Asset valuation and interest maintenance reserves	33,182	34,277
Investment valuation differences	34,076	75,932
Deferred policy acquisition costs	133,812	119,117
Surplus notes	(45,000)	(40,000)
Policy liabilities and accruals	15,175	20,283
Difference between statutory and GAAP deferred taxes	(37,093)	(50,276)
Deferred and uncollected premiums	(26,955)	(25,198)
Capitalized computer software, net of amortization	1,169	1,372
Other	71	0

GAAP shareholders’ equity	$255,970	$271,528

The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
companies (Section 386 of the PA Insurance Code) amounts to $1.6 million. The Company’s total statutory capital and surplus well exceeded these minimum requirements.
The amount of dividends the Company can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10% of its statutory surplus as regards policyholders as shown on its last annual statement on file with the commissioner, or (b) the net income as reported for the period covered by such annual statement, but shall not include pro rata distribution of any class of the insurer’s own securities. Accordingly, the maximum dividend payout which may be made in 2006 without prior Pennsylvania Commissioner approval is $15.7 million. Dividends declared to shareholders totaled $8.3 million in 2005 and 2004.
Bonds having a carrying value of $2.1 million at December 31, 2005, were on deposit with various regulatory authorities as required by law. The carrying value of these bonds are not material for separate disclosure on the Company’s Statements of Financial Position and are included with fixed maturities.
NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following results are unaudited. In the opinion of the Company’s management, all adjustments—consisting only of normal recurring accruals—necessary for a fair presentation of the interim periods presented have been included.

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2005
Total net policy revenue	$14,408	$15,554	$14,902	$14,628
Net investment income	20,306	21,443	20,949	22,177
Net realized (losses) gains on investments	(1,353)	1,514	267	(112)
Equity in earnings (losses) of limited partnerships	604	3,085	(201)	53
Other income	177	191	126	158

Total revenues	34,142	41,787	36,043	36,904

Total benefits and expenses	28,682	31,741	32,427	31,711

Income before income taxes	5,460	10,046	3,616	5,193
Provision for federal income taxes	1,911	3,516	709	1,640

Net income	$3,549	$6,530	$2,907	$3,553

Net income per share	$0.38	$0.69	$0.31	$0.37

Comprehensive (loss) income	($10,486)	$20,648	($13,234)	($4,170)

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2004
Total net policy revenue	$13,979	$14,625	$14,277	$13,667
Net investment income	19,472	20,464	19,705	20,983
Net realized gains (losses) on investments	2,848	5,556	1,103	(104)
Equity in earnings of limited partnerships	155	712	203	1,047
Other income	318	238	203	382

Total revenues	36,772	41,595	35,491	35,975

Total benefits and expenses	26,316	21,728	27,874	28,624

Income before income taxes	10,456	19,867	7,617	7,351
Provision for federal income taxes	3,940	6,620	2,618	2,481

Net income	$6,516	$13,247	$4,999	$4,870

Net income per share	$0.69	$1.40	$0.53	$0.52

Comprehensive income (loss)	$21,482	($27,619)	$25,454	$4,964

2005:	In the first quarter of 2005, the Company recorded a charge to expenses of $0.7 million related to a correction of an error in the determination of reinsurance reserve credits. The prior calculation method overstated the amount of such credits for certain policy types due to an error in determining the inventory of policies qualifying for such credits.

In the second quarter of 2005, the Company made a correction to record unrealized gains and losses on limited partnerships in the equity in earnings of limited partnerships previously recorded in shareholders’ equity in the Statements of Operations. This correction increased pretax income by $1.2 million, or $0.13 per share. Included in the pretax adjustment was $1.0 million related to 2005 and $0.2 million related to 2004 and prior years.

During the third and fourth quarter of 2005, the Company updated the valuation software it uses to estimate insurance liability and DAC balances for its traditional life insurance, universal life and deferred annuity products. This new valuation system uses more refined methods and calculations to estimate these amounts. Differences in liability and DAC estimates between the new and old valuation systems, determined to be changes in accounting estimates, resulted in a $4.5 million pretax charge to the Company, or $0.31 per share after taxes. Differences determined to be a correction of errors resulted in a $2.0 million increase to pretax income, or $0.14 per share after taxes. The adjustments are reflected above as a $3.5 million increase in the third quarter 2005 benefits and expenses and a $1.0 million decrease in the fourth quarter 2005 benefits and expenses.

2004:	During the second quarter, the Company unlocked certain assumptions related to the determination of DAC for its universal life and fixed annuities. As a result of unlocking these assumptions, amortization of DAC was decreased by $6.5 million in the second quarter. See Note 12 for a discussion on the charge against income during the fourth quarter of 2004 relating to the PEGLI pool.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of Company management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
In its Form 10-K/A, Amended Annual Report for 2004, the Company identified a weakness in internal control in the course of evaluating its procedures and controls over actuarially determined amounts and disclosures. The Company also concluded it did not have sufficient qualified actuarial resources to assure timely review and detection of errors in actuarially determined information. The Company’s independent registered public accounting firm, Ernst & Young LLP, in conjunction with its audit of the Company’s 2004 financial statements, characterized this weakness as a material weakness, as defined under standards established by the Public Company Accounting Oversight Board (United States), which they have communicated to the CEO and CFO and the Audit Committee of the Board of Directors during its 2004 audit.
The Company has remediated this weakness in internal control during 2005. Three additional life actuarial resources were hired to assist in the preparation and review of actuarially determined information. The actuarial department has completed mortality, lapse and expense studies and incorporated findings from those studies into actuarial assumptions and the Company’s financial statements. New valuation systems for estimating actuarially determined amounts and disclosures, including policy reserves and deferred acquisition costs, were implemented to replace older valuation systems. The new systems added flexibility, controls, and up-to-date computational capabilities. Additional procedures for analyzing and validating such actuarially determined amounts were also implemented to increase the likelihood that any errors in actuarially determined information would be detected in a timely fashion.
ITEM 9B. OTHER INFORMATION
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Company has adopted a Code of Conduct that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any person performing similar functions) and employees. The Company has filed a copy of this Code of Conduct as Exhibit 14 to Form 10—K, filed March 8, 2004. The Company has also made the Code of Conduct available on its website at http://www.erieinsurance.com.
Directors are elected to one year terms at the Company’s annual meeting of shareholders. Following are the Company’s directors and officers:

			Director of
	Age as of	Principal Occupation for Past Five Years and	the Company
Name	12/31/05	Positions with Erie Insurance Group	since:
Kaj Ahlmann (1)(3)(4)(7)(8C)	55	Advisory Board Member, Sapiens International, 2004 to present; Chairman, Danish Re Group, a property and casualty reinsurer, 2002 to 2004; Chairman and Chief Executive Officer, Inreon, internet reinsurance venture, 2001 to 2003; Chairman of the Board, Hampton Re, a life reassurance company, 2001 to 2003; Vice Chairman, E.W. Blanch Holdings, Inc., 1999 to 2001; Director, the Company, EIC and Erie Insurance Co.	2003

John T. Baily (1)(2C)(6)(8)	61	Retired since December 31, 2002; President, Swiss Re Capital Partners, 1999 to 2002; Partner, PricewaterhouseCoopers LLP, 1976 to 1999; Director, the Company, EIC, Erie Insurance Co., Endurance Specialty Holdings, Ltd., NYMAGIC, Inc. and RLI Corp.	2003

J. Ralph Borneman, Jr. CIC (5)(7)(8)	67	President, Chief Executive Officer and Chairman of the Board, Body-Borneman Associates, Inc., insurance agency; President, Body-Borneman, Ltd. and Body-Borneman, Inc., insurance agencies, since 1967; Director, the Company, EIC, Erie Insurance Co., Erie Insurance Company of New York and National Penn Bancshares.	1992

			Director of
	Age as of	Principal Occupation for Past Five Years and	the Company
Name	12/31/05	Positions with Erie Insurance Group	since:
Wilson C. Cooney (1)(3)(4)(7)	71	Chairman, ForcesGroup, Ltd., insurance and financial services group, 2000 to present; Chairman, Cooney Group, LLC, leadership and business consulting, 1999 to present; Deputy Chief Executive Officer, United Services Automobile Association, 1998 to 1999; President—Property/ Casualty Group, United Services Automobile Association, 1995 to 1998; Lead Director, the Company, EIC and Erie Insurance Co.; and Director, Safelite Group.	2003

Patricia Garrison-Corbin (1)(4C)(6)	58	President, P.G. Corbin & Company, Inc., financial advisory services and municipal finance, 1986 to present; President and Chief Executive Officer, P.G. Corbin Asset Management, Inc., fixed income investment management, 1987 to present; Chairman, Delancey Capital Group, LP, equity investment management, 1996 to present; Chairman, P.G. Corbin Group, Inc., investment and financial advisory services, 1996 to present; Director, the Company, EIC, Erie Insurance Co. and FairPoint Communications, Inc.	2000

John R. Graham (1)(2)(4)(6C)	60	Executive-in-Residence and Professor of Finance, College of Business Administration, Kansas State University, 2000 to present; Chairman of the Board of Directors, President and Chief Executive Officer, Graham Capital Management, Inc., 1997 to present; Owner, Graham Ventures, business consulting and education services, 1970 to present; Chief Executive Officer, Kansas Farm Bureau (“KFB”) Services, Inc., KFB Life Insurance Company, Farm Bureau Mutual Insurance Company, KFB Insurance Company and FB Services Insurance Agency, Inc., 1979 to 1999; Chairman of the Board and Chief Executive Officer, FB Capital Management of Kansas, a registered investment advisor, 1994 to 1999; Director, the Company, EIC, Erie Insurance Co, the Tortoise Family of Registered Investment Companies (Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Tortoise North America Energy Corporation and Tortoise Capital Resources Corporation).	2003

Jonathan Hirt Hagen (8)	43	Vice Chairman, Custom Group Industries, machining, manufacturing and fabrication companies, 1999 to present; private investor, 1990 to present.	2005

			Director of
	Age as of	Principal Occupation for Past Five Years and	the Company
Name	12/31/05	Positions with Erie Insurance Group	since:
Susan Hirt Hagen (1)(5C)	70	Co-Trustee of the H.O. Hirt Trusts since 1967; private investor, 1989 to present; Director, the Company, EIC and Erie Insurance Co.	1980

C. Scott Hartz (1)(2)(6)(7C)	59	Senior Managing Director, SCIUS Capital Group, LLC, 2002 to present; Chief Executive Officer, Hartz Group, IT and technology consulting, 2002 to present; Chief Executive Officer, PwC Consulting, 1995 to 2002; Director, the Company, EIC, Erie Insurance Co., Siebel Systems and Alien Technologies, Inc.	2003

F. William Hirt, CPCU (1C)(5)	80	Chairman of the Board of the Company, EIC, Erie Insurance Co., Erie Insurance Property & Casualty Co., and Flagship City Insurance Co. since September 1993; Chairman of the Board of Erie Insurance Company of New York since April 1994; Chairman of the Executive Committee of the Company and EIC since November 1990; Interim President and Chief Executive Officer of the Company, EIC, Erie Insurance Co., Erie Insurance Property & Casualty Co., Flagship City Insurance Co. and Erie Insurance Company of New York from January 1, 1996 to February 12, 1996; Chairman of the Board, Chief Executive Officer and Chairman of the Executive Committee of the Company, EIC and Erie Insurance Co. for more than five years prior thereto; Co-Trustee of the H.O. Hirt Trusts; Director, the Company, EIC, Erie Insurance Co., Erie Insurance Property & Casualty Co., Flagship City Insurance Co. and Erie Insurance Company of New York.	1965

Claude C. Lilly, III, Ph.D., CPCU, CLU (2)(6)(8)	59	Dean, Belk College of Business Administration, University of North Carolina Charlotte, July 1998 to present; James H. Harris Chair of Risk Management and Insurance, Belk College of Business Administration, University of North Carolina Charlotte, August 1997 to present; Director, the Company, EIC, Erie Insurance Co., and FairPoint Communications, Inc and TIAA Trust Bank.	2000

			Director of
	Age as of	Principal Occupation for Past Five Years and	the Company
Name	12/31/05	Positions with Erie Insurance Group	since:
Jeffrey A. Ludrof (1)(5)(7)(8)	46	President and Chief Executive Officer of the Company, EIC, Erie Insurance Co., Erie Insurance Property & Casualty Co., Flagship City Insurance Company and Erie Insurance Company of New York since 2002; Executive Vice President—Insurance Operations of the EIC, Erie Insurance Co., Erie Insurance Property & Casualty Co., Flagship City Insurance Co. and Erie Insurance Company of New York from 1999 to 2002; Senior Vice President of the EIC, Erie Insurance Co., Erie Insurance Property & Casualty Co., Flagship City Insurance Co. and Erie Insurance Company of New York from 1994 to 1999; an officer in various capacities from 1989 to 1994; Director of the Company, EIC, Erie Insurance Co., Erie Insurance Property & Casualty Co., Flagship City Insurance Co. and Erie Insurance Company of New York.	2002

Robert C. Wilburn (1)(2)(3C)	62	President and Chief Executive Officer, Gettysburg National Battlefield Museum Foundation since 2000; Distinguished Service Professor, Carnegie Mellon University 1999 to 2000; Director, the Company, EIC, Erie Insurance Co. and Harsco, Inc.	1999

(1)	Member of the Executive Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Executive Compensation and Development Committee (the “Compensation Committee”).

(4)	Member of the Nominating Committee.

(5)	Member of the Charitable Giving Committee.

(6)	Member of the Investment Committee.

(7)	Member of the Technology Committee.

(8)	Member of the Strategy Committee.

C	Designates Committee Chairperson.

	Age as of	Principal Occupation for Past Five Years and Positions
Name	12/31/05	with Erie Insurance Group
Executive Vice Presidents

Jan R. Van Gorder, Esq.	58	Senior Executive Vice President, Secretary and General Counsel of the Company, Erie Indemnity Company, and Erie Insurance Company since 1990 and of Flagship City Insurance Company and Erie Insurance Property & Casualty Company since 1992 and 1993, respectively, and of Erie Insurance Company of New York since 1994. Senior Vice President, Secretary and General Counsel of the Company, Erie Indemnity Company and Erie Insurance Company for more than five years prior thereto; Director–Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York.

John J. Brinling, Jr.	58	Executive Vice President of the Company since December 1990. Division Officer 1984-present. Director–Erie Insurance Company of New York.

Philip A. Garcia	49	Executive Vice President and Chief Financial Officer since 1997; Senior Vice President and Controller 1993-1997. Director–Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York.

Michael J. Krahe	52	Executive Vice President–Human Development and Leadership since January 2004; Senior Vice President 1999-December 2003; Vice President 1994-1999. Director–Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York.

Senior Vice Presidents

Douglas F. Ziegler	55	Senior Vice President, Treasurer and Chief Investment Officer of the Company since 1993. Director–Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York.

Timothy G. NeCastro	45	Senior Vice President and Controller of the Company, Erie Insurance Company, Erie Indemnity Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York since 1997.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The Company is a member of an insurance holding company system pursuant to Pennsylvania law under which insurance companies are required to have nominating, audit and executive compensation committees composed solely of directors who are not officers, employees or controlling shareholders of the Company or any entity controlling the Company. Insurance companies can satisfy this requirement if the insurance company is controlled by an insurer or a publicly held corporation that has committees that comply with this requirement. EIC, holder of 21.6% of the Company’s stock directly and 53.5% of the Company’s stock as attorney-in-fact for the Exchange, has committees which meet these requirements.
The following table sets forth the compensation during each of the three fiscal years ended December 31, 2005, 2004, and 2003, awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers during 2005 for services rendered in all capacities to the Company, EIC, the Exchange and their subsidiaries and affiliates. The executive and senior officers of the Company also participate in certain pension and deferred compensation plans of EIC. All amounts presented in the Executive Compensation section, herein, are total payments received and earned for all entities of the Erie Insurance Group, a portion of which is borne by Erie Family Life based on allocation of the respective work efforts of the executive officer. All amounts exhibited are before individual income taxes.

	Annual Compensation				Long-Term Compensation
Name and Principal				Other Annual	Restricted	LTIP		All Other
Position	Year	Salary	Bonus	Compensation	Stock Awards	Payments		Compensation
			(1)	(2)	(3)	(4)		(5)
Jeffrey A. Ludrof	2005	$707,051	$964,040	$97,248	$337,660	$319,501	(6)	$28,282
President and Chief	2004	653,746	896,869	7,939	142,307	209,182		26,150
Executive Officer	2003	644,992	323,086	6,356	125,953	147,406		30,661

Jan R. Van Gorder	2005	$448,466	$410,714	$16,478	$175,720	$289,267	(6)	$17,939
Senior Executive Vice	2004	437,758	484,907	13,417	184,573	284,414		17,510
President, Secretary and	2003	433,270	156,757	12,243	172,571	222,580		17,331
General Counsel

Philip A. Garcia	2005	$354,388	$310,233	$11,093	$139,012	$216,472	(6)	$14,175
Executive Vice	2004	337,859	358,526	8,410	134,737	206,420		13,514
President	2003	332,307	118,709	7,272	125,953	154,381		13,292
and Chief Financial
Officer

John J. Brinling, Jr.	2005	$296,628	$301,448	$14,765	$118,689	$200,053	(6)	$17,630
Executive Vice	2004	287,259	339,669	10,032	127,009	199,491		15,291
President, EFL	2003	284,787	101,107	8,704	122,182	154,993		18,941

Douglas F. Ziegler	2005	$292,163	$222,978	$8,673	$94,004	$127,896	(6)	$11,686
Senior Vice President	2004	278,250	248,397	5,282	74,229	112,380		11,130
Treasurer and Chief	2003	265,000	126,982	4,991	69,376	98,873		10,600
Investment Officer

(1)	The amounts indicated in the “Bonus” column represent amounts earned by the named executives under EIC’s current Annual Incentive Plan (the “Incentive Plan”). The purpose of the

Incentive Plan is to promote the best interests of the Exchange while enhancing EIC’s shareholder value by basing a portion of selected employees’ compensation on the performance of such employee and the Company. Performance measures are established by the Compensation Committee based on the attainment of certain predetermined EIC performance goals. Included in the “Bonus” column are premiums paid under Insurance Bonus Agreements, which replaced EIC’s split dollar insurance program, for Messrs. Ludrof, Van Gorder, Garcia, Brinling and Ziegler that totaled $40,915, $42,201, $16,437, $46,908 and $0 in 2005, respectively, $44,017, $42,201, $22,581, $46,907 and $0 in 2004, respectively, and $31,494, $3,535, $0, $4,196 and $0 in 2003, respectively. The amounts indicated also include reimbursement for perquisites in the amounts of $18,258, $7,799, $7,292, $15,540 and $0 in 2005, respectively; $7,921, $7,428, $0, $6,948 and $0 in 2004, respectively; $0, $7,217, $5,861, $11,778 and $0 in 2003, respectively. For Mr. Ludrof, the 2005 amount includes $41,923 representing the value of 789 shares of EIC’s Stock distributed to him on January 12, 2006.

(2)	Amounts indicated in the “Other Annual Compensation” column include the taxable value of group life insurance policies in excess of $50,000 and the associated tax reimbursement for the named executive officers. Amounts also include dividends paid on shares under the Long-Term Incentive Plan adopted by EIC in 1997 (the “Initial LTIP”). For Mr. Ludrof, the 2005 amount includes $68,940 for the actual cost of his personal use of EIC’s aircraft plus $8,054 for tax reimbursement of the related IRS imputed income and an incentive of $25.

(3)	The “Restricted Stock Awards” column represents Initial LTIP benefits expressed in dollar amounts using the closing price of EIC’s Class A Common Stock as of the end of the respective year ($53.20 at December 31, 2005, $52.57 at December 31, 2004 and $42.38 at December 31, 2003) that remain restricted at the end of the year. Amounts shown in the Restricted Stock Awards column are paid in three annual installments beginning with the year in which the award is made. The last award under the Initial LTIP was made in 2003. The number of shares awarded to Messrs. Ludrof, Van Gorder, Garcia, Brinling and Ziegler, respectively, that remain restricted at the end of the year were: 6,347, 3,303, 2,613, 2,231 and 1,767 for 2005; 2,707, 3,511, 2,563, 2,416 and 1,412 for 2004 and 2,972, 4,072, 2,972, 2,883 and 1,637 for 2003. See “—Long-Term Incentive Plans” for a detailed description of EIC’s Initial LTIP and the Long-Term Incentive Plan EIC adopted in 2004 (the “New LTIP”). No performance periods have yet ended for the New LTIP, so no amounts related to the New LTIP are reflected in the Restricted Stock Awards column. Initial LTIP dividends earned in the current year are reported in “Other Annual Compensation” when paid or in “All Other Compensation” when deferred.

(4)	The “LTIP Payments” column represents benefits under the Initial LTIP that became unrestricted at the end of such year. The shares for 2003 were distributed in January 2004, the shares for 2004 were distributed in January 2005 and the shares for 2005 were distributed in January 2006. All of such shares were valued using the actual share price at the time of distribution. The number of shares distributed after withholding for income taxes for Messrs. Ludrof, Van Gorder, Garcia, Brinling and Ziegler were 3,492, 3,134, 2,318, 2,283 and 1,329, respectively for 2005; 2,479, 3,122, 2,235, 2,310 and 1,166, respectively for 2004; and 3,508, 3,402, 2,176, 2,485 and 1,393, respectively for 2003. Mr. Brinling deferred the distribution of 531 shares in 2003 (valued using the share price as of December 31, 2003).

(5)	Amounts shown in the “All Other Compensation” column include matching contributions made by EIC pursuant to EIC’s Employee Savings Plan, expenses for spousal travel and deferred dividends and related earnings. For 2005, matching contributions made by EIC to the Employee Savings Plan amounted to $28,282, $17,939, $14,175, $11,865 and $11,686 on behalf of Messrs. Ludrof, Van Gorder, Garcia, Brinling and Ziegler, respectively. For 2004, matching contributions made by EIC to the Employee Savings Plan amounted to $26,150, $17,510, $13,514, $11,490 and $11,130 on behalf of Messrs. Ludrof, Van Gorder, Garcia, Brinling and Ziegler, respectively. For 2003, matching contributions made by EIC to the Employee Savings Plan amounted to $25,800, $17,331, $13,292, $11,391 and $10,600 on behalf of Messrs. Ludrof,

Van Gorder, Garcia, Brinling and Ziegler, respectively. Expenses for spousal travel were $4,861 and $4,461 for Messrs. Ludrof and Brinling, respectively, in 2003. Mr. Brinling also deferred dividends of $4,193, $2,774 and $2,451 and interest on deferred dividends of $1,572, $1,027 and $638 in 2005, 2004 and 2003, respectively.
Agreements with Executive Officers
EIC, on behalf of Erie Insurance Group, has employment agreements with the following of the Company’s senior executive officers: Jeffrey A. Ludrof, President and Chief Executive Officer; Jan R. Van Gorder, Senior Executive Vice President, Secretary and General Counsel; Philip A. Garcia, Executive Vice President and Chief Financial Officer; John J. Brinling, Jr., Executive Vice President of the Company; and Douglas F. Ziegler, Senior Vice President, Treasurer and Chief Investment Officer. The employment agreements have the following principal terms:
(a)	The term of the contract for Mr. Ludrof will remain at 4 years, expiring on December 11, 2009. For all other of the above officers, the term of the contract was increased from 2 years to 3 years and will expire on December 11, 2008, unless the agreement is therefore terminated in accordance with its terms, with or without Cause (as defined in the agreement), or due to the disability or death of the officer or notice of nonrenewal is given by EIC or the executive 30 days before any anniversary date;

(b)	A minimum annual base salary at least equal to the executive’s annual base salary at the time the agreement was executed, subject to periodic review to reflect the executive’s performance and responsibilities, competitive compensation levels and the impact of inflation;

(c)	The eligibility of the executive under EIC’s incentive compensation programs and employee benefit plans;

(d)	The establishment of the terms and conditions upon which the executive’s employment may be terminated by EIC and the compensation of the executive in such circumstances. The agreements provide generally, among other things, that if the employment of an executive is terminated without Cause by EIC or by the executive for Good Reason (as defined in the agreement) then the executive shall be entitled to receive: (i) for the CEO an amount equal to the sum of three times the executive’s highest annual base salary during the preceding three years, plus an amount equal to the sum of the higher of the CEO’s target amount, or actual bonus paid under any EIC annual incentive plan for the three (3) calendar years preceding the date of the termination of the CEO’s employment, divided by three; for the named executive vice presidents, an amount equal to the sum of 2.75 times the executive’s highest annual base salary during the preceding three years, plus an amount equal to the sum of the higher of the executive’s target amount, or actual bonus paid under any EIC annual incentive plan for the three (3) calendar years preceding the date of the termination of the executive’s employment, divided by three; and for the senior vice president, 2.5 times the officer’s highest annual base salary during the preceding three years, plus an amount equal to the sum of the higher of the officer’s target amount, or actual bonus paid under any EIC annual incentive plan for the three (3) calendar years preceding the date of the termination of the senior vice president’s employment, divided by three; (ii) any award or other compensation to which the executive is entitled under any EIC LTIP; (iii) continuing participation in any employee benefit plans for a period of three years following a termination to the extent the executive and his or her dependents were eligible to participate in such programs immediately prior to the executive’s termination; and (iv) immediate vesting and nonforfeitability of accrued benefits under EIC’s Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (the “SERP”), including an unreduced benefit for early retirement before age 65, and a gross-up for income taxes on the annuity and/or lump sum payment of the retirement benefit. Under the prior agreements, all of the named executive officers received three times their highest based salary, and three times the highest bonus amount paid in the three prior years to termination. Based on the research and recommendation of the consultant to the committee, the severance benefit multiple was reduced from 3 times to 2.75 times for the Executive Vice Presidents and 2.5 times for the Senior Vice President, consistent with the consultant’s market research. Additionally, the bonus component of the severance benefit was reduced from the highest award in the prior three years to the average of the bonus amount in the prior three years. Deferral options available under the previous agreements were eliminated to conform to the requirements of the American Jobs Creation Act;

(e)	A cash payment (a “Gross-Up Payment”) equal to the then current rate of tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) multiplied by the total of the amounts paid or payable, including the Gross-Up Payment, which are deemed to be a part of an “excess parachute payment” as that term is defined in Sections 4999 and 280G of the Code;

(f)	Provisions relating to confidentiality and nondisclosure following an executive’s termination; and

(g)	An agreement by the executive not to compete with EIC for a period of one year following his or her termination, unless such termination was effected by EIC without Cause.
Industry data from the survey undertaken by the compensation consultant confirmed the reasonableness of the term periods as revised.
Stock Options and Stock Appreciation Rights
The Company does not have a stock option plan, nor has it ever granted any stock option or stock appreciation right to any of the persons named in the Summary Compensation Table.
Long-Term Incentive Plans

The Company participates in a Long-Term Incentive Plan sponsored by EIC. In 1997, EIC adopted the Initial LTIP, which was designed to enhance the growth and profitability of EIC by providing the incentive of long-term rewards to key employees who are capable of having a significant impact on the performance of EIC, to attract and retain employees of outstanding competence and ability and to further align the interests of such employees with those of the shareholders of EIC. The Initial LTIP was approved by the holders of EIC’s Class B Common Stock in 1997 as a performance-based plan under the Code, and its continuation was approved by EIC’s shareholders at the 2002 Annual Meeting in satisfaction of the requirements of the Code. The Initial LTIP was amended at the 2003 Annual Meeting to increase the maximum value of the phantom share units that could be earned by a participant in any performance award from $500,000 to $1,000,000 and at the same time was reapproved by EIC’s shareholders. Each participant is granted awards of phantom share units under the Initial LTIP based upon a target award calculated as a percentage of the participant’s base salary. The total value of any phantom share units is determined at the end of the performance period based upon the growth in EIC’s retained earnings. Each participant is then entitled to receive restricted shares of EIC’s Class A Common Stock equal to the dollar value of the phantom share units at the end of the performance period. The vesting period for the restricted shares of EIC’s Class A Common Stock issued to each executive is three years after the end of the performance period. If a participant ceases to be an employee prior to the end of the performance period for reasons other than retirement, death or disability, the participant forfeits all phantom share units awarded. If a participant ceases to be an employee after the end of the performance period but prior to the end of the vesting period for reasons other than retirement, death or disability, the participant forfeits all unvested restricted shares previously granted. Because the Board of Directors and holders of EIC’s Class B Common Stock approved a new long-term incentive plan described below, no further awards will be made under the Initial LTIP and the last performance period under the Initial LTIP was 2003-2005.
In 2004, the Compensation Committee recommended the adoption of the New LTIP to replace the Initial LTIP. EIC’s Board of Directors adopted the New LTIP and, in accordance with the Code and Nasdaq rules, the holders of EIC’s Class B Common Stock approved the New LTIP at EIC’s 2004 Annual Meeting. The New LTIP became effective March 2, 2004. The New LTIP is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is authorized to grant restricted performance shares to participants. Restricted performance shares represent a right to receive shares of EIC’s Class A Common Stock based on the achievement, or the level of achievement, during a specified performance period of one or more performance goals established by the Compensation Committee at the time of the award. At the time restricted performance shares are granted, the Compensation Committee will specify in writing (1) the performance goals applicable to the award, the weighing of such goals and the performance period during which the achievement, or the level of achievement, of the performance goals are to be measured, (2) the number of shares of EIC’s Class A Common Stock that may be earned by the participant based on the achievement, or the level of achievement, of the performance goals or the formula by which such amount shall be determined and (3) such other terms and conditions as the Compensation Committee determines to be appropriate. Following completion of the applicable performance period, the Compensation Committee will determine whether the applicable performance goals were achieved, or the level of such achievement, and the number of shares, if any, earned by the participant based upon such performance. EIC will then issue to the participant the number of shares of EIC’s Class A Common Stock earned pursuant to the award of restricted performance shares for the relevant performance period. If a participant ceases to be an employee of EIC, its subsidiaries and affiliates prior to the end of a performance period by reason of death, disability or normal or early retirement (as defined in EIC’s qualified pension plan for employees), the participant may receive all or such portion of his or her award as may be determined by the Compensation Committee in its discretion; however, a participant will not receive less than the total number of shares of EIC’s Class A Common Stock earned pursuant to such restricted performance shares held by such participant based upon performance during the reduced performance period that is deemed to end on the last day of the year in which employment terminates. If a participant ceases to be an employee of EIC, its subsidiaries and affiliates prior to the end of a performance period for any reason other than death, disability or normal or early retirement, the participant may receive all or such portion of his or her award as may be determined by the Compensation Committee in its discretion. A participant who is terminated for cause is not entitled to receive payment of any award for any performance period. The maximum number of shares of EIC’s Class A Common Stock that may be earned under the New LTIP by any single participant during any one calendar year is limited to 250,000 shares.
The following table sets forth target awards granted under the Initial LTIP and the New LTIP to each person named in the Summary Compensation Table, all current executive officers as a group and all employees other than the executive officers as a group (i) for the three-year performance period of 2005 to 2007 under the New LTIP, (ii) for the three-year performance period of 2004 to 2006 under the New LTIP and (iii) for the three-year performance period of 2003 to 2005 under the Initial LTIP.

LONG-TERM INCENTIVE PLAN
AWARDS IN LAST FISCAL YEAR

	Number of Shares, Units		Performance	Estimated Future Payouts Under
	or Other Rights(#)		or Other	Non-Stock Price-Based Plans
		Restricted	Period Until
	Phantom	Performance	Maturation
Name	Share Units (1)	Shares (2)	or Payout	Threshold	Target($)	Maximum
Jeffrey A. Ludrof	60,698	N/A	2003-2005	0	605,320	(3)
	N/A	15,926	2004-2006	0	653,746	(4)
	N/A	13,830	2005-2007	0	719,120	(4)

Jan R. Van Gorder	24,847	N/A	2003-2005	0	247,787	(3)
	N/A	6,932	2004-2006	0	284,543	(4)
	N/A	5,637	2005-2007	0	293,079	(4)

Philip A. Garcia	20,019	N/A	2003-2005	0	199,644	(3)
	N/A	5,350	2004-2006	0	219,608	(4)
	N/A	4,821	2005-2007	0	250,691	(4)

John J. Brinling, Jr.	16,460	N/A	2003-2005	0	164,148	(3)
	N/A	4,199	2004-2006	0	172,355	(4)
	N/A	3,448	2005-2007	0	179,250	(4)

Douglas F. Ziegler	13,380	N/A	2003-2005	0	132,500	(3)
	N/A	4,406	2004-2006	0	180,863	(4)
	N/A	3,653	2005-2007	0	189,905	(4)

Executive Officer	146,467	N/A	2003-2005	0	1,460,664	(3)
Group	N/A	40,043	2004-2006	0	1,643,666	(4)
	N/A	35,143	2005-2007	0	1,827,255	(4)

Non-Executive Officer	85,230	N/A	2003-2005	0	849,974	(3)
	N/A	24,494	2004-2006	0	1,005,275	(4)
Employee Group	N/A	22,529	2005-2007	0	1,171,090	(4)

(1)	Reflects awards made under the Initial LTIP.

(2)	Reflects awards made under the New LTIP.

(3)	An executive’s target award is established by the Compensation Committee. Under the Initial LTIP, the actual value of an executive’s phantom share units at the end of a performance period may be more or less than the executive’s target amount. However, the maximum value of phantom share units earned by an executive for the 2003-2005 performance period is $500,000.

(4)	An executive’s target award is established by the Compensation Committee. Under the New LTIP, the actual number and value of the shares of EIC’s Class A Common Stock paid to an executive for restricted performance shares at the end of a performance period may be more or less than the executive’s target. However, the number of shares of EIC’s Class A Common Stock issued to an executive for his or her restricted performance shares may not exceed 250,000 shares at the end of a performance period.

Pension Plan
The following table sets forth the estimated total annual benefits payable upon retirement at age 65 under the Erie Insurance Group Retirement Plan for Employees and the SERP (collectively, the “Retirement Plans”).
PENSION PLAN TABLE

	Years of Service
Remuneration	15	20	25	30

$250,000	$75,000	$100,000	$125,000	$150,000
300,000	90,000	120,000	150,000	180,000
350,000	105,000	140,000	175,000	210,000
400,000	120,000	160,000	200,000	240,000
450,000	135,000	180,000	225,000	270,000
500,000	150,000	200,000	250,000	300,000
550,000	165,000	220,000	275,000	330,000
600,000	180,000	240,000	300,000	360,000
650,000	195,000	260,000	325,000	390,000
700,000	210,000	280,000	350,000	420,000
750,000	225,000	300,000	375,000	450,000
800,000	240,000	320,000	400,000	480,000
The compensation covered by the Retirement Plans is the base salary reported in the Summary Compensation Table.
Under the Retirement Plans, credited years of service is capped at 30 years. Credited years of service for each of the individuals named in the Summary Compensation Table is as follows: Jeffrey A. Ludrof — 25 years, Jan R. Van Gorder — 25 years, Philip A. Garcia — 25 years, John J. Brinling, Jr. — 30 years and Douglas F. Ziegler — 18 years.
The benefits under the Retirement Plans are computed on the basis of straight-life annuity amounts and a life annuity with a ten-year certain benefit. The benefits listed in the Pension Plan Table are not subject to deduction for Social Security or other offset amounts. The information in the foregoing table does not reflect certain limitations imposed by the Code. The Code prohibits the inclusion of earnings in excess of $220,000 per year (adjusted periodically for cost of living increases) in the average earnings used to calculate benefits. The Code also limits the maximum annual pension (currently $175,000, but adjusted periodically for cost of living increases) that can be paid to each eligible employee. The SERP provides benefits for senior management in excess of the earnings limitations imposed by the Code similar to those provided to all other full-time employees as if the Code limitations were not in effect. Those benefits are incorporated into the Pension Plan Table.
Director Compensation
The annual retainer for the Company’s directors for services to all member companies of the Erie Insurance Group, including the Company, is $25,000, plus $1,500 for each meeting attended and $1,500 for each committee meeting attended. Committee chairs each receive an additional $5,000, except for the Audit Committee Chair who receives $8,500 and the Lead Director who receives $20,000. The Company’s share of the retainer in 2005 was 20%. In addition, all directors are reimbursed for their expenses incurred in attending meetings. Officers of the Company who serve as directors are not compensated for attendance at meetings of the Board of Directors and its committees. A director may elect prior to the end of a calendar year to defer receipt of up to 100% of the director’s board compensation for the following year, including retainers, meeting fees and chairperson and lead director fees. A deferred compensation account is maintained for each outside director who elects to defer board compensation. A director who defers board compensation may select hypothetical investment options for amounts in the director’s deferred compensation account and such account is credited, including with hypothetical interest, based on the investment results of the hypothetical investment options selected.
EIC also maintains a deferred stock compensation plan for EIC’s outside directors. The purpose of this plan is to further align the interests of outside directors with shareholders by providing for a portion of annual compensation for the directors’ services in shares of EIC’s Class A Common Stock. A deferred stock account is maintained for each outside director under the plan. The account is credited annually with a grant of shares of EIC’s Class A Common Stock determined by dividing $35,000 by the closing price of the EIC’s Class A Common Stock on the first business day after EIC’s annual meeting of shareholders. Each director vests in the grant 25% every three full calendar months over the course of a year, with the final 25% vesting on the date of the next annual meeting if the next annual meeting is held before the final three full calendar months have elapsed. Dividends paid by EIC are reinvested into each director’s account with additional shares of EIC’s Class A Common Stock and such credited shares vest immediately. EIC accounts for the fair value of its grants under the plan in accordance with FAS 148, “Accounting for Stock-Based Compensation.” The annual charge related to this plan to Erie Insurance Group and its affiliates totaled approximately $315,059 for 2005; the Company’s share of this charge for 2005 was approximately $63,011.
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2005 with respect to compensation plans under which equity securities of EIC are awarded.

				Number of
	Number of securities		Weighted average	securities
	to be issued upon		exercise price of	remaining available
	exercise of		outstanding	for future issuance
	outstanding options,		options, warrants	under equity
Plan Category	warrants and rights		and rights	compensation plans
Equity compensation plans approved by security holders	204,479	(1)	N/A	N/A
Equity compensation plans not approved by security holders	25,820	(2)	N/A	N/A

Total	230,299

(1)	The number of shares designated are not issued by EIC but are purchased by EIC in the open market and awarded to the participants pursuant to the terms of the respective plans. Includes 82,270 restricted shares of EIC Class A Common Stock for closed performance periods under the Initial LTIP. The total number of restricted performance shares awarded under the New LTIP for the 2005-2007 and 2004-2006 performance periods was 57,672 and 64,537, respectively.

(2)	Represents total share credits in deferred stock accounts as of December 31, 2005 under EIC’s deferred stock compensation plan for its outside directors.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Company presently consists of Robert C. Wilburn, Chair, Kaj Ahlmann and Wilson C. Cooney. No member of the Compensation Committee is a former or current officer or employee of the Company, the Exchange, EIC or any of their respective subsidiaries or affiliates. All of the directors that serve on the Compensation Committee are independent directors as defined in the Nasdaq rules and the Holding Companies Act. Furthermore, no executive officer of the Company serves as a member of a compensation committee of another entity, one of whose executive officers serves on the Compensation Committee, or as a director of the Company, nor does any executive officer of the Company serve as a director of another entity, one of whose executive officers serves on the Compensation Committee.
Report of the Executive Compensation and Development Committee
The Compensation Committee is composed of three directors and operates pursuant to a charter approved by the Board of Directors which may be viewed on the Company’s website at: http://www.erieinsurance.com. Each director is an “independent” outside director as defined by Nasdaq Corporate Governance Rule 4200(15). In accordance with the Committee’s charter and the Nasdaq rules, the Compensation Committee determines all compensation for the Company’s executive officers.
The general philosophy of the Compensation Committee is to provide executive compensation designed to enhance shareholder value, including annual compensation, incentive compensation and equity-based compensation. To this end, the Compensation Committee reviews, designs and oversees compensation plans and incentives to link the financial interests of EIC’s executive and senior officers to the interests of its shareholders, encourage support of EIC’s annual and long-term goals, tie executive compensation to EIC’s performance, attract and retain talented leadership and encourage ownership of EIC’s stock by executive and senior officers.
In making decisions affecting executive compensation, the Compensation Committee reviews the nature and scope of the officer’s responsibilities as well as his or her effectiveness in supporting EIC’s long-term goals. The Compensation Committee also considers the compensation practices of other corporations that compete with EIC. Based upon these and other factors that it considers relevant, and in light of the EIC’s overall long-term performance, the Compensation Committee has considered it appropriate and in the best interest of the shareholders and EIC to set overall executive compensation at a level that enables EIC to continue to attract, retain and motivate highly qualified executive personnel.
During 2005, the Compensation Committee met 12 times to review the compensation of senior management and undertake several initiatives relating to the development of executive officers and directors.
The Committee developed guidelines for an Executive Stock Retention Program beginning January 1, 2006. The program, which was approved by the Board of Directors, is designed to further align executives’ performance with the long-term performance of EIC through required retention of its Class A stock. Under the terms of the plan, the CEO is required to maintain ownership of EIC’s Class A stock, the value of which is at least equal to three times the CEO’s base salary. All other executive officers are required to maintain ownership of an amount of EIC’s Class A stock equal to at least 1.5 times their respective salaries. Shares of stock currently owned or acquired from compensation plans qualify for the ownership requirement.
The Committee oversaw the implementation of a 360° feedback process for the Chief Executive Officer and executive officers. The 360° process is an assessment tool used to identify an executive’s strengths and areas of improvement. The process was conducted by an independent consultant with expertise in facilitating such reviews.

The Compensation Committee is also responsible for oversight of the Company’s management succession planning to ensure continuity of leadership. The Compensation Committee assesses executive development twice each year and reviews the results of its assessments with the Board of Directors on an annual basis.
Review of Executive Compensation
The Committee reviewed the compensation of the Chief Executive Officer and the next four most-highly compensated executive officers. The review included an evaluation of current employment agreements, base salary, annual and long-term incentive awards and target compensation level by position. The Committee also considered competitive compensation information from businesses generally as well as other insurance companies. With respect to compensation for the CEO, the Committee, in concert with the CEO, established 2005 objectives for the CEO. Progress against these goals was reviewed by the Committee throughout the year and reported to the Board of Directors. The Committee reviewed the CEO’s performance against these goals and recommended compensation adjustments for the CEO, in line with industry data.
Based on their review, the Compensation Committee modified current agreements with executive and senior officers, adjusting the severance multipliers to three times total cash compensation for the Chief Executive Officer, 2.75 times for other named executive officers, and 2.5 times for senior officers. The reduced severance multipliers will be included in all future employment agreements.
Director Compensation
In 2005, the Compensation Committee engaged Towers Perrin to conduct a general and insurance industry specific competitive compensation analysis of director compensation. At EIC’s April 19, 2005 Board of Directors meeting, the Compensation Committee and the Board of Directors reviewed the findings and approved adjustments to director compensation.
Erie Family Life Insurance Company Executive Compensation and Development Committee:
Robert C. Wilburn, Chair
Kaj Ahlmann
Wilson C. Cooney
January 17, 2006

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth as of January 31, 2006 the amount of the outstanding Common Stock of the Company beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each director and candidate for director nominated by the Nominating Committee, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group.

	Shares of	Percentage of
Name of Individual	Common Stock	Outstanding
or Identity of Group	Beneficially Owned(1)(2)	Common Stock(3)

5% or Greater Holders:

Erie Insurance Exchange Erie, Pennsylvania	5,055,562	53.50%

Erie Indemnity Company Erie, Pennsylvania	2,043,900	21.63%

Directors and Nominees for Director:

Kaj Ahlmann	0	0
John T. Baily	218	0
J. Ralph Borneman, Jr.	1,536	0
Wilson C. Cooney	0	0
Patricia Garrison-Corbin	100	0
John R. Graham	0	0
Jonathan Hirt Hagen	300	0
Susan Hirt Hagen(4)	300	0
C. Scott Hartz	0	0
F. William Hirt	26,649	0
Claude C. Lilly, III	0	0
Jeffrey A. Ludrof	100	0
Robert C. Wilburn	500	0

Executive Officers(6):

Jan R. Van Gorder(5)	75	0
John J. Brinling, Jr.(7)	1,260	0
Philip A. Garcia	1,275	0
Douglas F. Ziegler	570	0
All Directors and Executive Officers as a Group (17 persons)	32,881	0

(1)	Information furnished by the named persons.

(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of securities if the person has, or shares, “voting power,” which includes the power to vote, or to direct the voting of, such securities, or “investment power,” which includes the power to dispose, or to direct the disposition, of such securities. Under these rules, more than one person may be deemed to be the beneficial owner of the same securities. Securities beneficially owned also include securities owned jointly, in whole or in part, or individually by the person’s spouse, minor children or other relatives who share the same home. The information set forth in the above table includes all shares of Common Stock over which the named individuals, individually or together, share voting power or investment power. This table does not reflect shares of Common Stock as to which beneficial ownership is disclaimed.

(3)	Less than 1% unless otherwise indicated.

(4)	Mrs. Hagen owns 300 shares directly. Mrs. Hagen and her husband, Thomas B. Hagen, are limited partners of the Hagen Family Limited Partnership and Thomas B. Hagen is the general partner. As the general partner of the Hagen Family Limited Partnership, Thomas B. Hagen has sole voting power and investment power over the shares owned by the partnership. Mrs. Hagen disclaims beneficial ownership of 154,182 shares (1.63%) held in the Hagen Family Limited Partnership and the 300 shares held by Thomas B. Hagen.

(5)	Of this total, 30 shares are held directly by Mr. Van Gorder and each of his three sons owns 15 shares.

(6)	Excludes Mr. Ludrof, who is listed under “Directors and Nominees for Director.”

(7)	Includes 630 shares held directly by Mr. Brinling, 315 shares held in an Individual Retirement Account for Mr. Brinling and 315 shares held in an Individual Retirement Account for his wife.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
J. Ralph Borneman, Jr., a director of the Company, is an officer and principal shareholder of an insurance agency that receives insurance commissions in the ordinary course of business from the insurance companies managed by the Company in accordance with the companies’ standard commission schedules and agents’ contracts. Payments made to the Borneman insurance agency for commissions written on insurance policies from the Property and Casualty Group and the Company amounted to $4,769,199 in 2005. Of this amount, the Company paid commissions totaling $80,131.
Pursuant to previously approved compensation arrangements for executive officers, the Company maintained split-dollar life insurance arrangements for the following former Chief Executive Officers: Mr. Hirt, the Chairman of the Board of Directors, and Thomas B. Hagen, the husband of Mrs. Hagen, a director of the Company and the father of Jonathan Hirt Hagen, a director of the Company. The Company also maintained split-dollar life insurance arrangements for two current executive officers: Jeffrey A. Ludrof, President and Chief Executive Officer and a director of the Company, and Jan R. Van Gorder, Senior Executive Vice President, Secretary and General Counsel and a director of the Company until April 2005. In 2003, the Company negotiated the termination of these split-dollar arrangements.

For all split-dollar insurance policies for which Thomas B. Hagen and Susan Hirt Hagen are the insureds, the policy owner in each case is an irrevocable trust created by the insured. With respect to the single life split-dollar insurance policies purchased in 1988 with Thomas B. Hagen or Susan Hirt Hagen as the insured, the policy owner entered into an agreement to reimburse EIC on December 31, 2003 for insurance premiums it previously advanced totaling $258,008. Under the split-dollar agreement, this reimbursement was not due until the death of the insured for each policy. The owner of the policies borrowed against the policies to make this repayment. Beginning in 2004, EIC agreed to provide annually to the policy owners, as indemnification for the early repayment, an amount equal to the interest on the policy loans, grossed up for income taxes. The amount of this payment for 2005 was $66,025.
With respect to the single life split-dollar insurance policy purchased in 1988 with Mr. Hirt as the insured, the policy owner entered into an agreement to reimburse EIC on December 31, 2003 for insurance premiums it previously advanced totaling $256,662. Under the split-dollar agreement, this reimbursement was not due until the death of the insured. The owner of the policy borrowed against the policy to make this repayment. Beginning in 2004, EIC agreed to provide annually to the insured, as indemnification for the early repayment, an amount equal to the interest on the policy loan, grossed up for income taxes. The amount of this payment for 2005 was $42,744. With respect to the second to die split-dollar life insurance policy purchased in 1990 with Mr. Hirt and his wife as the insureds, the policy owner entered into an agreement to reimburse EIC on December 31, 2003 for insurance premiums it previously advanced totaling $914,304. Under the split-dollar agreement, this reimbursement was not due until the death of the respective insured. The owner of the policy borrowed against the policy to make this repayment. Beginning in 2004, EIC agreed to provide annually to the insureds, as indemnification for the early repayment, an amount equal to the average value of the economic benefit to the insureds for the next five years. This value was derived from the P.S. 58 rates provided by the Internal Revenue Service to measure the taxable economic benefit received by employees from the pure insurance protection provided by split-dollar plans and qualified retirement plans. This payment totaled $70,645 in 2005.
Effective May 1, 2003, EIC entered into leases expiring on April 30, 2006 for each floor of a three-story office building, with a lower level basement, in Erie, Pennsylvania. The first two floors of the building were owned jointly by the Black Interests Limited Partnership, of which Samuel P. Black, III, a director of the Company and of EIC until December 2004, is the managing general partner and a limited partner, and by the estate of Mr. Black’s father, of which Mr. Black was executor. The lower level basement area is owned by Historic Square Properties, a general partnership in which Jan R. Van Gorder, the Company’s Senior Executive Vice President, Secretary and General Counsel, and a director of the Company and of EIC until April 2005, is a general partner with an approximately one-third economic interest. This lease transaction for the office building was authorized by the Board of Directors; Mr. Black and Mr. Van Gorder recused themselves from discussion of and voting on the lease transaction. In addition, the interests of Mr. Black and Mr. Van Gorder in the office building were disclosed to the Board of Directors prior to its approval of the lease transaction. The amount of rent paid by EIC to Historic Square Properties during 2005 was $32,000. In addition, EIC made property tax reimbursement payments to Historic Square Properties in the amount of $3,593 during 2005. On August 29, 2005, EIC exercised its option to extend the term of the leases to April 30, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to the Company’s Bylaws, the Audit Committee has sole authority to engage the Company’s independent registered public accountants. The Audit Committee annually considers the selection of the Company’s independent registered public accountants. The Audit Committee selected Ernst & Young LLP to be the Company’s independent registered public accountants for the fiscal years ended December 31, 2005 and 2004 and Ernst & Young LLP served in that capacity for the fiscal years ended December 31, 2005 and 2004.
Report of the Audit Committee
The Audit Committee of the Board of Directors oversees the quality and integrity of the accounting, auditing and financial reporting practices of the Company. The Board of Directors has adopted a written charter for the Audit Committee, which may be viewed on the Company’s website at: http://www.erieinsurance.com. The Audit Committee is presently comprised of five directors, all of whom are independent directors as defined in the Nasdaq and SEC rules and all of whom satisfy the financial literacy requirements thereof. In addition, the Board of Directors has determined that one member of the Audit Committee, Mr. Baily, satisfies the financial expertise requirements and has the requisite experience as defined by rules of the SEC. The Audit Committee’s charter states that members may not simultaneously serve on the audit committees of more than two other public companies without approval of the Board of Directors. Mr. Baily, Mr. Graham and Mr. Lilly serve on the audit committees of more than two other public companies and they have received the requisite approval to do so from the Board of Directors.
The Audit Committee, which met six times during 2005, has the responsibility, consistent with the requirements of Section 1405(c)(4) of the Holding Companies Act and the Company’s Bylaws, for the selection of independent registered public accountants, reviewing the scope and results of the audit and reviewing the adequacy of the Company’s accounting, financial, internal and operating controls.
The Audit Committee oversees the Company’s Internal Audit Department, and accordingly reviews and approves its audit plans, reviews its audit reports, and evaluates its performance.
The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors. In fulfilling its responsibilities, the Audit Committee reviewed and discussed the Company’s audited financial statements for the year ended December 31, 2005 with management.
The Audit Committee discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, the Audit Committee received and reviewed the written disclosures and the letter from Ernst & Young LLP required by Independence Standards Board No. 1, Independence Discussions with Audit Committees, and has discussed with the independent registered public accountants their independence.
The Audit Committee reviews its charter annually. The Audit Committee has also established a procedure whereby persons with complaints or concerns about accounting, internal control or auditing matters may contact the Audit Committee.
Based upon the discussions and reviews referred to above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 to be filed with the SEC.
Erie Family Life Insurance Company Audit Committee:
John T. Baily, Chair
John R. Graham
C. Scott Hartz
Claude C. Lilly, III
Robert C. Wilburn
February 20, 2006

Audit Fees
The Audit Committee approves the fees and other significant compensation to be paid to the independent registered public accountants for the purpose of preparing or issuing an audit report or related work. The Company provides appropriate funding, as determined by the Audit Committee, for payment of fees and other significant compensation to the independent registered public accountants. The Audit Committee also preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accountants, subject to the de minimis exceptions for non-audit services described in the Exchange Act. The Audit Committee delegated to the Audit Committee Chair preapproval authority for additional audit and non-audit services subject to subsequent approval by the full Audit Committee at its next scheduled meeting.

The Audit Committee reviewed and discussed with Ernst & Young LLP the following fees for services, none of which were deemed to be for consulting services, rendered for the 2005 and 2004 fiscal years and considered the compatibility of non-audit services with Ernst & Young LLP’s independence:

	2005
	Erie Indemnity	Erie Insurance
	Company &	Exchange &
	Subsidiaries	Subsidiary	Erie Family Life	Total
Audit Fees	$1,026,325	$198,030	$357,577	$1,581,932
Audit-Related Fees	0	0	0	0
Tax Fees	0	0	0	0
All Other Fees	6,000	0	0	6,000

Total Fees	$1,032,325	$198,030	$357,577	$1,587,932

	2004
	Erie Indemnity	Erie Insurance
	Company &	Exchange &
	Subsidiaries	Subsidiary	Erie Family Life	Total
Audit Fees	$1,356,597	$169,273	$361,876	$1,887,746
Audit-Related Fees	0	0	0	0
Tax Fees	0	0	5,163	5,163
All Other Fees	6,000	0	0	6,000

Total Fees	$1,362,597	$169,273	$367,039	$1,898,909

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following financial statements of the Company and the reports of independent certified public accountants are incorporated herein by reference to Item 8 of this Form 10-K.

Reports of Independent Registered Public Accounting Firms
Statements of Financial Position — December 31, 2005 and 2004
Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Notes to Financial Statements

(2)	The following financial statement schedules are included herein:

Page
Schedule I — Summary of Investments Other Than Investments in Related Parties	90

Schedule III — Supplementary Insurance Information	91

Schedule IV — Reinsurance	93

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(3)	Exhibits

See Exhibit Index on Page 94 hereof.

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
/s/ Jan R. Van Gorder

Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel
/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO
(principal financial officer)
/s/ Timothy G. NeCastro

Timothy G. NeCastro, Senior Vice President & Controller
(principal accounting officer)
Board of Directors

/s/ Kaj Ahlmann	/s/ Susan Hirt Hagen

Kaj Ahlmann	Susan Hirt Hagen

/s/ John T. Baily	/s/ C. Scott Hartz

John T. Baily	C. Scott Hartz

/s/ J. Ralph Borneman, Jr.	/s/ F. William Hirt

J. Ralph Borneman, Jr.	F. William Hirt

/s/ Wilson C. Cooney	/s/ Claude C. Lilly, III

Wilson C. Cooney	Claude C. Lilly, III

/s/ Patricia Garrison-Corbin	/s/ Jeffrey A. Ludrof

Patricia Garrison-Corbin	Jeffrey A. Ludrof

/s/ John R. Graham	/s/ Robert C. Wilburn

John R. Graham	Robert C. Wilburn

/s/ Jonathan Hagen

Jonathan Hagen

SCHEDULE I — SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2005
	Cost or		Amount at which
	Amortized	Market	Shown in the
Type of Investment	Cost	Value	Balance Sheet

(in thousands)
Fixed Maturities Available-for-Sale

U.S. Treasuries and Government Agencies	$37,091	$37,195	$37,195
Public Utilities	183,441	188,932	188,932
U.S. Banks, Trusts, and Insurance Companies	232,128	237,235	237,235
U.S. Industrial and Miscellaneous	562,747	574,672	574,672
Mortgage-Backed Securities	155,603	155,756	155,756
Asset-Backed Securities	15,862	15,801	15,801
Foreign Governments	3,970	4,195	4,195
Foreign Banks, Trusts, and Insurance Companies	50,504	50,552	50,552
Foreign Industrial and Miscellaneous	105,300	110,727	110,727
Foreign Public Utilities	3,000	3,002	3,002

Total Fixed Maturities Available-for-Sale	$1,349,646	$1,378,067	$1,378,067

Equity Securities

Nonredeemable Preferred Stocks:
U.S. Banks, Trusts, and Insurance Companies	$33,909	$35,693	$35,693
U.S. Industrial and Miscellaneous	20,801	22,292	22,292
Foreign Banks, Trusts and Insurance Companies	21,180	22,681	22,681
Foreign Industrial and Miscellaneous	3,000	3,879	3,879

Total Equity Securities	$78,890	$84,545	$84,545

Limited Partnerships	$15,341	$16,671	$16,671
Mortgage Loans	5,930	5,930	5,930
Real Estate Investment Property	1,219	1,219	1,219
Policy Loans	11,667	11,667	11,667

Total Investments	$1,462,693	$1,498,099	$1,498,099

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

	At December 31
	Deferred	Future
	Policy	Policy		Other
	Acquisition	Benefits &	Unearned	Policy
Segment	Costs	Deposits	Premium	Claims
(in thousands)
2005
Ordinary Life Insurance	$121,966	$320,247	$310	$5,205
Accident & Health	0	952	0	0
Group Life & Other	0	4,145	6	662
Annuities	11,846	1,021,442	0	0
Corporate	0	0	0	0

Total	$133,812	$1,346,786	$316	$5,867

2004
Ordinary Life Insurance	$115,529	$283,861	$310	$2,866
Accident & Health	0	766	0	0
Group Life & Other	0	3,580	6	287
Annuities	3,588	984,870	0	0
Corporate	0	0	0	0

Total	$119,117	$1,273,077	$316	$3,153

2003
Ordinary Life Insurance	$91,328	$255,843	$251	$3,406
Accident & Health	0	338	0	0
Group Life & Other	0	2,908	5	247
Annuities	6,879	932,553	0	0
Corporate	0	0	0	0

Total	$98,207	$1,191,642	$256	$3,653

In 2005, the Company implemented new valuation software used to estimate insurance liability and DAC balances in accordance with FAS 60 for its traditional life insurance and FAS 97 for its universal life and deferred annuity products. As part of the conversion to the new valuation system, estimated deferred net DAC premiums on FAS 60 products, formerly part of the Premiums Receivable from Policyholders asset, are now included as part of the DAC asset. In order to make prior period financial statements comparable, the Company reclassified these estimated deferred net premiums, $7.7 million as of December 31, 2004, from the Premiums Receivable from Policyholders asset to the DAC asset.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

	For the Years Ended December 31,
				Amortization
		Net	Benefits,	of Deferred
	Policy	Investment	Claims	Acquisition	Operating
Segment	Revenues(a)	Income(b)	& Losses	Costs	Expenses
(in thousands)
2005
Ordinary Life Insurance	$55,963	$15,980	$38,425	$8,215	$20,011
Accident & Health	317	24	182	0	240
Group Life & Other	3,211	216	2,884	0	375
Annuities	1	56,116	44,916	410	8,591
Corporate	0	12,539	0	0	312

Total	$59,492	$84,875	$86,407	$8,625	$29,529

2004
Ordinary Life Insurance	$53,184	$15,017	$30,964	($2,026)	$17,459
Accident & Health	299	16	274	0	297
Group Life & Other	3,063	185	4,275	0	393
Annuities	2	54,774	44,209	2,839	5,547
Corporate	0	10,632	0	0	310

Total	$56,548	$80,624	$79,722	$813	$24,006

2003
Ordinary Life Insurance	$52,045	$15,128	$27,906	$5,597	$17,075
Accident & Health	254	8	123	0	150
Group Life & Other	3,628	161	2,670	0	304
Annuities	5	54,528	42,109	1,880	4,681
Corporate	0	8,900	0	0	173

Total	$55,932	$78,725	$72,808	$7,477	$22,383

(a)	Net of reinsurance ceded

(b)	Net investment income is allocated based on average reserves

SCHEDULE IV — REINSURANCE

		Ceded to
	Gross	Other	Net
	Amount	Companies	Amount

(in thousands)
December 31, 2005
Life insurance in force	$32,508,227	$14,460,521	$18,047,706
Premiums for the year:
Life Insurance	80,111	24,148	55,963
Annuities	1	0	1
Accident & Health	617	300	317
Group Life & Other	3,211	0	3,211

Total Premiums	$83,940	$24,448	$59,492

December 31, 2004
Life insurance in force	$30,086,967	$12,478,433	$17,608,534
Premiums for the year:
Life Insurance	75,367	22,184	53,183
Annuities	2	0	2
Accident & Health	602	303	299
Group Life & Other	3,064	0	3,064

Total Premiums	$79,035	$22,487	$56,548

December 31, 2003
Life insurance in force	$27,077,945	$9,788,882	$17,289,063
Premiums for the year:
Life Insurance	68,777	16,732	52,045
Annuities	5	0	5
Accident & Health	537	283	254
Group Life & Other	3,628	0	3,628

Total Premiums	$72,947	$17,015	$55,932

The Company has no assumed reinsurance.

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.34*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.35*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.36*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.37*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.38*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Douglas F. Ziegler

10.39*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.40*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.41*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.42*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.43*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.44*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.45*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.46*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.47*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.48**	Annual Incentive Plan effective March 2, 2004

10.49**	Long-Term Incentive Plan effective March 2, 2004

EXHIBIT INDEX
(PURSUANT TO ITEM 601 OF REGULATION S-K)

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
14*	Code of Conduct

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	96

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	97

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002	98

*	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Original Form 10-K Annual Report for the year ended December 31, 2003 that was filed with the Commission on March 8, 2004.

**	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Original Form 10-K Annual Report for the year ended December 31, 2004 that was filed with the Commission on February 24, 2005.