Form 10-Q
period 2006-03-31
ERIE FAMILY LIFE INSURANCE CO
filed 2006-05-03
CIK 33416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common stock, $ .40 par value, was 9,450,000 at May 1, 2006.

INDEX
ERIE FAMILY LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Statements of Financial Position — March 31, 2006 and December 31, 2005

Statements of Operations — Three months ended March 31, 2006 and 2005

Statements of Comprehensive Income — Three months ended March 31, 2006 and 2005

Statements of Cash Flows — Three months ended March 31, 2006 and 2005

Notes to Financial Statements — March 31, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands, except per share data)
	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

INVESTMENTS
Fixed maturities at fair value (amortized cost of $1,370,937 and $1,349,646, respectively)	$1,369,733	$1,378,067
Equity securities at fair value (cost of $71,869 and $78,890, respectively)	75,899	84,545
Limited partnerships (cost of $18,091 and $15,341, respectively)	19,189	16,671
Real estate mortgage loans	5,879	5,930
Real estate	1,212	1,219
Policy loans	11,792	11,667

Total investments	1,483,704	1,498,099

Cash and cash equivalents	534	18,636
Premiums receivable from policyholders	128	180
Reinsurance recoverable	2,929	3,770
Other receivables	294	406
Accrued investment income	19,865	16,715
Deferred policy acquisition costs	140,859	133,812
Reserve credit for reinsurance ceded	42,276	40,366
Securities lending collateral	53,240	59,514
Prepaid federal income taxes	0	273
Other assets	5,713	4,589

Total assets	$1,749,542	$1,776,360

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands, except per share data)
	March 31,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Policy Liabilities and Accruals:
Future life and accident and health policy benefits	$153,189	$148,034
Policy and contract claims	3,656	5,867
Annuity deposits	1,018,437	1,021,442
Universal life deposits	179,031	176,569
Supplementary contracts not including life contingencies	682	741
Other policyholder funds	8,190	8,420
Federal income taxes payable	783	0
Deferred income taxes	26,172	33,821
Reinsurance premium due	1,177	2,357
Securities lending collateral	53,240	59,514
Accounts payable and accrued expenses	12,507	12,604
Notes payable to affiliates	45,000	45,000
Due to affiliates	2,968	3,942
Dividends payable	2,079	2,079

Total liabilities	1,507,111	1,520,390

SHAREHOLDERS’ EQUITY
Common stock, $.40 par value per share; authorized 15,000,000 shares; 9,450,000 shares issued and outstanding	3,780	3,780
Additional paid-in capital	630	630
Accumulated other comprehensive income	732	15,471
Retained earnings	237,289	236,089

Total shareholders’ equity	242,431	255,970

Total liabilities and shareholders’ equity	$1,749,542	$1,776,360

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
	(Dollars in thousands, except per share data)
REVENUES
Net Policy Revenue:
Life premiums	$14,190	$13,502
Group life and other premiums	928	906

Total net policy revenue	15,118	14,408

Net investment income	21,278	20,306
Net realized gains (losses) on investments	349	(1,353)
Equity in earnings of limited partnerships	106	604
Other income	199	177

Total revenues	37,050	34,142

BENEFITS AND EXPENSES
Death benefits	5,502	3,430
Interest on annuity deposits	11,623	11,027
Interest on universal life deposits	1,938	1,795
Interest on surplus notes and other affiliate interest	787	712
Surrender and other benefits	396	337
Increase in future life policy benefits	3,244	3,160
Amortization of deferred policy acquisition costs	3,201	2,254
Commissions	423	400
General expenses	4,299	4,611
Taxes, licenses and fees	1,014	956

Total benefits and expenses	32,427	28,682

Income before income taxes	4,623	5,460

Provision for income taxes	1,344	1,911

Net income	$3,279	$3,549

Net income per share	$0.35	$0.38

Dividends declared per share	$0.22	$0.22

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
	(Dollars in thousands)
Net income	$3,279	$3,549

Unrealized losses on securities:
Unrealized holding losses arising during period, net of adjustments to deferred acquisition costs and life contingent payout annuities	(22,327)	(22,945)
Less: (gains) losses included in net income	(349)	1,353

Net unrealized holding losses arising during period, net of adjustments to deferred acquisition costs and life contingent payout annuities	(22,676)	(21,592)

Income tax benefit related to unrealized losses	7,937	7,557

Unrealized depreciation of investments, net of taxes	(14,739)	(14,035)

Comprehensive loss	$(11,460)	$(10,486)

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
	(Dollars in thousands)
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Premiums collected	$13,883	$14,232
Net investment income received	18,383	17,406
Limited partnership distributions	262	2,592
Miscellaneous income	199	177
Benefits to policyholders	(21,778)	(15,470)
Commissions and bonuses paid to agents	(2,822)	(469)
Salaries and wages paid	(4,112)	(4,277)
General operating expenses paid	(4,117)	(4,434)
Taxes, licenses and fees paid	(1,409)	(1,416)
Interest paid	(51)	(51)

Net cash (used in) provided by operating activities	(1,562)	8,290

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investments:
Fixed maturities	(77,441)	(72,713)
Equity securities	(6,094)	(464)
Limited partnerships	(2,674)	(1,390)
Sales/maturities of investments:
Sales of fixed maturities	47,759	35,803
Calls/maturities of fixed maturities	9,098	16,734
Equity securities	13,678	0
Real estate additions	(2)	0
Net mortgage loans	51	47
Net policy loans	(125)	(183)

Net cash used in investing activities	(15,750)	(22,166)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Annuity and supplementary contract deposits and interest	32,329	30,702
Annuity and supplementary contract surrenders and withdrawals	(33,502)	(17,700)
Universal life deposits and interest	4,768	4,749
Universal life surrenders	(2,306)	(1,521)
Decrease in collateral from securities lending	(6,274)	0
Redemption of securities lending collateral	6,274	0
Dividends paid to shareholders	(2,079)	(2,079)

Net cash (used in) provided by financing activities	(790)	14,151

Net (decrease) increase in cash and cash equivalents	(18,102)	275
Cash and cash equivalents at beginning of period	18,636	22,446

Cash and cash equivalents at end of period	$534	$22,721

See Accompanying Notes to Financial Statements.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 8, 2006.
NOTE 2 — RECLASSIFICATIONS
Certain amounts previously reported in the 2005 financial statements have been reclassified to conform to the current period’s presentation. Such reclassification did not impact earnings or total Shareholders’ Equity.
NOTE 3 — EARNINGS PER SHARE
Earnings per share amounts are based on the weighted average number of common shares outstanding during each of the respective periods.
NOTE 4 — INVESTMENTS
Fixed maturities and marketable equity securities are classified as “available-for-sale.” Equity securities consist of nonredeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax and adjustments to acquisition costs and life contingent payout annuities, reflected in shareholders’ equity in accumulated other comprehensive income. When a decline in the value of an investment is considered to be other-than-temporary by management, the investment is written down to net estimated realizable value. Investment impairments are evaluated on an individual security position basis. Adjustments to the carrying value of marketable equity securities and fixed maturities that are considered impaired are recorded as realized losses in the Statements of Operations.
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
The Company had loaned securities included as part of its invested assets with a market value of $52.0 million and $58.0 million at March 31, 2006 and December 31, 2005, respectively. The Company has incurred no losses on the securities lending program since the program’s inception.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 4 – INVESTMENTS (Continued)
The following is a summary of fixed maturities and equity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2006

Fixed maturities
Bonds:
U.S. treasuries and government agencies	$37,096	$174	$661	$36,609
Public utilities	177,452	4,896	3,778	178,570
U.S. banks, trusts and insurance companies	243,000	4,104	4,705	242,399
U.S. industrial and miscellaneous	563,425	11,629	11,148	563,906
Mortgage-backed securities	172,830	1,190	3,899	170,121
Asset-backed securities	15,358	64	262	15,160
Foreign	157,233	4,849	3,670	158,412

Total bonds	1,366,394	26,906	28,123	1,365,177

Redeemable preferred stock	4,543	13	0	4,556

Total fixed maturities	$1,370,937	$26,919	$28,123	$1,369,733

Equity securities
Nonredeemable preferred stock:
U.S. banks, trusts and insurance companies	30,908	1,551	462	31,997
U.S. industrial and miscellaneous	20,802	1,307	58	22,051
Foreign	20,159	1,700	8	21,851

Total equity securities	$71,869	$4,558	$528	$75,899

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4 — INVESTMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2005

Fixed maturities
Bonds:
U.S. treasuries and government agencies	$37,091	$365	$261	$37,195
Public utilities	183,441	7,080	1,589	188,932
U.S. banks, trusts and insurance companies	232,128	6,852	1,745	237,235
U.S. industrial and miscellaneous	560,596	17,914	5,991	572,519
Mortgage-backed securities	155,603	2,126	1,973	155,756
Asset-backed securities	15,862	114	175	15,801
Foreign	162,774	7,129	1,427	168,476

Total bonds	1,347,495	41,580	13,161	1,375,914

Redeemable preferred stock	2,151	2	0	2,153

Total fixed maturities	$1,349,646	$41,582	$13,161	$1,378,067

Equity securities
Nonredeemable preferred stock:
U.S. banks, trusts and insurance companies	33,909	1,889	105	35,693
U.S. industrial and miscellaneous	20,801	1,555	64	22,292
Foreign	24,180	2,421	41	26,560

Total equity securities	$78,890	$5,865	$210	$84,545

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4 — INVESTMENTS (Continued)
Fixed maturities and equity securities in a gross unrealized loss position at March 31, 2006 are as follows. Data is provided by length of time securities were in a gross unrealized loss position.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Number of
(in thousands)	Value	Losses	Value	Losses	Value	Losses	Holdings
Fixed maturities
Bonds:
U.S. treasuries and government agencies	$20,849	$456	$9,796	$205	$30,645	$661	13
Public utilities	94,934	3,098	10,999	680	105,933	3,778	42
U.S. banks, trusts and insurance companies	119,886	3,463	24,206	1,242	144,092	4,705	61
U.S. industrial and miscellaneous	253,943	8,553	49,647	2,595	303,590	11,148	122
Mortgage-backed securities	89,737	2,413	39,113	1,486	128,850	3,899	36
Asset-backed securities	1,943	57	2,787	205	4,730	262	2
Foreign	75,900	2,693	12,885	977	88,785	3,670	36

Total fixed maturities	657,192	20,733	149,433	7,390	806,625	28,123	312

Equity securities
Nonredeemable preferred stock	8,481	528	0	0	8,481	528	4

Total fixed maturity and equity securities	$665,673	$21,261	$149,433	$7,390	$815,106	$28,651	316

Almost all of the fixed maturities in an unrealized loss position were investment grade securities below cost due to changes in interest rates from the date of purchase. There were no securities with a market value less than 80% of the security’s amortized cost. Of the fixed maturities that are below amortized cost for less than 12 months, securities that were investment-grade had a fair value of $638.0 million at March 31, 2006. These fixed maturities had unrealized losses as of March 31, 2006, of $19.9 million.
The remaining fair value of fixed maturities below amortized cost for less than 12 months of $19.2 million at March 31, 2006, were non-investment grade securities and had unrealized losses of $0.8 million. An impairment charge of $0.8 million was recorded for one of these securities to write it down to its estimated market value in 2005. It is possible that these securities may be further impaired resulting in realized losses in future periods.
There are $139.3 million in investment-grade fixed maturity securities at fair value that at March 31, 2006, had been below amortized cost for 12 months or longer. These fixed maturities had unrealized losses as of March 31, 2006, of $6.9 million. These unrealized losses are due to higher market interest rates and greater spread requirements in the market in general and are not related to the credit quality of specific issuers. The remaining $10.1 million fair value of fixed maturities below amortized cost for greater than 12 months were non-investment grade and had unrealized losses of $0.5 million. The Company continues to monitor the financial condition of these companies as every security is included in the Company’s portfolio monitoring process.
No investments in an unrealized loss position at March 31, 2006 had experienced a decline in market value that was considered by management to be significant and other-than-temporary based on Company policy.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4 — INVESTMENTS (Continued)
There were no market conditions, industry characteristics or fundamental operating results of a specific issuer that suggested other-than-temporary impairment of any of these investments held at March 31, 2006.
The components of net realized (losses) gains on investments as reported in the Statements of Operations are included below. Included in the first quarter of 2005 realized losses are impairment charges of $1.5 million related to a fixed maturity in the automotive industry. There were no impairment charges recorded in the first quarter of 2006.

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
Fixed maturities:
Gross realized gains	$528	$1,083
Gross realized losses	(743)	(2,441)

Net realized losses	(215)	(1,358)

Equity securities:
Gross realized gains	564	7
Gross realized losses	0	(2)

Net realized gains	564	5

Net realized gains (losses) on investments	$349	$(1,353)

Limited partnerships include U.S. and foreign real estate and mezzanine debt investments. Real estate limited partnerships represent 98.1%, while mezzanine debt limited partnerships represent 1.9%, of the total carrying value at March 31, 2006. These partnerships are recorded using the equity method. The Company has not guaranteed any of the partnership liabilities.
The components of equity in earnings of limited partnerships as reported in the Statements of Operations are as follows:

	Three Months Ended
	March 31
(in thousands)	2006	2005
Mezzanine debt	$32	$0
Real estate	306	604
Valuation adjustments	(232)	0

Total equity in earnings of limited partnerships	$106	$604

NOTE 5 — DEFERRED POLICY ACQUISITION COSTS (DAC) ASSET
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

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5 — DEFERRED POLICY ACQUISITION COSTS (DAC) ASSET (Continued)
In accordance with FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, changes in expected future gross profits on the annuity and universal life products cause the DAC amortization rate to be revised retroactively, or “unlocked”, to the date of policy issuance. The cumulative change in DAC related to prior periods is recognized as a component of the current period’s DAC amortization, along with DAC amortization associated with the actual gross profits of the current period. Lower actual gross profits in a period resulting from lower margins on investments, mortality, and/or expenses would typically result in less DAC amortization in that period, whereas higher actual gross profits would result in more amortization in the period. However, if lower gross profits were expected to continue into the future, additional amortization of the existing DAC asset may occur.
During the first quarter of 2006, the Company unlocked certain assumptions for projected investment returns, credited interest rates and related interest margins. As a result of unlocking these assumptions, the DAC asset was decreased and the amortization of DAC increased by $0.8 million.
NOTE 6 — SEGMENT INFORMATION
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
NOTE 6 — SEGMENT INFORMATION (Continued)
Investment-related income is allocated based on the assumption that the fixed maturities and preferred stock portfolios support the insurance product lines and the limited partnership and remaining fixed maturity investments support the Corporate Account.

(in thousands)
				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
March 31, 2006	Life(1)	Life (2)	Annuities(3)	Other	Account	Total
Total policy revenue, net of reinsurance	$10,459	$3,731	$0	$928	$0	$15,118
Total net investment and other income	1,904	2,526	14,655	67	2,431	21,583
Net realized capital gains	31	40	239	1	38	349

Total revenues	12,394	6,297	14,894	996	2,469	37,050
Less: Total benefits and expenses	11,551	6,302	13,955	533	86	32,427

Income (loss) before income taxes	$843	$(5)	$939	$463	$2,383	$4,623

				Group
Three Months Ended	Traditional	Universal	Fixed	Life &	Corporate
March 31, 2005	Life	Life	Annuities	Other	Account	Total
Total policy revenue, net of reinsurance	$9,995	$3,507	$0	$906	$0	$14,408
Total net investment and other income	1,745	2,304	14,168	57	2,813	21,087
Net realized capital losses	(117)	(146)	(943)	(4)	(143)	(1,353)

Total revenues	11,623	5,665	13,225	959	2,670	34,142
Less: Total benefits and expenses	10,133	4,651	13,131	690	77	28,682

Income before income taxes	$1,490	$1,014	$94	$269	$2,593	$5,460

(1)	The March 31, 2006 traditional life benefits and expenses include a $2.1 million increase in death benefits when compared to the same period in 2005.

(2)	The March 31, 2006 universal life benefits and expenses were increased by $0.9 million, compared to a reduction of $0.4 million in the first quarter of 2005, for the unlocking of certain assumptions related to the amortization of DAC.

(3)	The March 31, 2006 fixed annuities benefits and expenses include $0.5 million directly allocated for annuity related projects.
NOTE 7 — REINSURANCE
The Company has entered into various reinsurance treaties for the purpose of mitigating risk in accordance with Company guidelines. Reinsurance contracts do not relieve the Company from its obligations to

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7 — REINSURANCE (Continued)
policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. Management believes all of its reinsurance assets are collectible; therefore, no allowance has been established for uncollectible amounts.
As of March 31, 2006 and 2005, $14.6 billion and $12.6 billion, respectively, of life insurance in force was ceded to other companies. The Company’s most significant reinsurance relationship is with Generali USA Reassurance Company (Generali), which reinsures a portion of the Company’s life and accident and health business. At March 31, 2006 and 2005, the amount of in-force life insurance ceded to Generali totaled approximately $7.6 billion and $6.9 billion, respectively.
Included in the reinsurance treaties are provisions for expense allowances to be provided to the Company by the reinsurer. These allowances are intended to help offset policy acquisition and maintenance costs incurred by the Company. The rate of reimbursement varies by plan and in some cases by reinsurer. In 2005, new reinsurance treaties entered into included a provision whereby the Company cedes a portion of its policy maintenance fees to the reinsures. In addition, effective January 2006, the Company amended its treaty with its largest reinsurer to include this provision. All of the agreements provide a 100% expense allowance on the ceded policy maintenance fees. Included in the policy revenue ceded and reinsurance expense allowance balances, through March 31, 2006, is $0.6 million related to ceded policy maintenance fees.
The effect of ceded reinsurance to the financial statement lines contained in the Statements of Operations is as follows:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
Direct policy revenue	$21,228	$19,286
Policy revenue ceded	(6,110)	(4,878)

Net policy revenue	$15,118	$14,408

Death benefits	$6,910	$5,059
Reinsurance recoveries*	(1,408)	(1,629)

Net death benefits	$5,502	$3,430

Increases in future life policy benefits	$5,154	$4,231
Reinsurance reserve credits	(1,910)	(1,071)

Net increases in future life policy benefits**	$3,244	$3,160

Commissions	$2,214	$2,162
Reinsurance commission allowance	(1,791)	(1,762)

Net commissions	$423	$400

General expenses	$4,862	$4,611
Reinsurance expense allowance	(563)	(0)

Net general expenses	$4,299	$4,611

*	During the first quarter of 2006, three death claims that were outstanding at December 31, 2005 were rescinded. Death benefits and reinsurance recoveries on these policies totaled $1.5 million and $1.1 million, respectively. Excluding this adjustment, reinsurance recoveries as a percentage of death benefits for the first quarter of 2006 would have been 30.1%, compared to 32.2% for the first quarter of 2005.

**	The net increase in future life policy benefits in the first quarter of 2005 includes a $0.7 million charge to earnings related to an adjustment made to correct previously recorded reinsurance reserve credits, reflecting refinements in the method used to calculate these credits.

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8 — NOTES PAYABLE TO AFFILIATES
The Company holds a $25 million surplus note outstanding to Erie Indemnity Company. This note bears an annual interest rate of 6.7% and is scheduled to be paid semi-annually. The surplus note is payable on demand on or after December 31, 2018. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest expense on this note totaled $0.4 million in the first quarter of 2006 and 2005.
The Company also holds a $20 million surplus note outstanding to the Erie Insurance Exchange that was issued on December 30, 2005. This surplus note bears an annual interest rate of 6.26% and is scheduled to be paid semi-annually. The surplus note is payable on demand on or after December 31, 2025. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest expense on this note totaled $0.3 million in the first quarter of 2006.
NOTE 9 — SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,279	$3,549
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred policy acquisition costs	3,201	2,254
Other amortization	194	232
Deferred federal income tax expense (benefit)	288	(350)
Realized (gains) losses on investments	(349)	1,353
Equity in earnings of limited partnerships	(106)	(604)
Limited partnership distributions	262	2,592
Decrease in premium and other receivables	164	454
Increase in accrued investment income	(3,150)	(3,274)
Policy acquisition costs deferred	(3,565)	(3,547)
(Increase) decrease in other assets	(122)	2
Increase in reinsurance recoverables and reserve credits	(1,070)	(341)
Decrease in prepaid federal income taxes	1,056	2,261
Increase in future policy benefits and claims	2,944	5,629
(Decrease) increase in other policyholder funds	(230)	1,043
Decrease in reinsurance premium due	(1,180)	(1,674)
Decrease in accounts payable and due to affiliates	(3,178)	(1,289)

Net cash (used in) provided by operating activities	$(1,562)	$8,290

ERIE FAMILY LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 10 — COMMITMENTS AND CONTINGENCIES
The Company has outstanding commitments to invest up to $22.5 million in limited partnerships at March 31, 2006. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years.
The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s financial condition, cash flows or operations.
NOTE 11 — STATUTORY INFORMATION
The minimum statutory capital and surplus requirements under Pennsylvania law for stock life insurance companies (Section 386 of the Pennsylvania Insurance Code) amounts to $1.65 million. The Company’s total statutory capital and surplus well exceeded these minimum requirements.
Bonds having a fair value of $2.1 million at March 31, 2006 and December 31, 2005, were on deposit with various regulatory authorities as required by law. The carrying value of these bonds are not material for separate disclosure on the Company’s Statement of Financial Position and are included with fixed maturities.
NOTE 12 — TENDER OFFER
In March 2006, the Company announced a tender offer to be made by the Erie Insurance Exchange (Exchange) for all of the publicly held outstanding common stock of the Company. The Exchange currently owns 53.5% of the outstanding common stock of the Company and intends to offer to acquire the balance of the Company’s common stock at $32 per share in cash during the second quarter of 2006. The aggregate consideration for the outstanding shares would be approximately $75 million. The Exchange intends to complete the transaction as soon as practicable. EIC’s 21.6% stake in the Company will be unaffected by this transaction.
The offer will be conditioned on, among other things, the tender of a majority of the shares of the Company’s common stock owned by the Company’s shareholders other than shares owned by EIC, the Exchange, the Erie Insurance Group’s pension plan for employees and the executive officers and directors of EIC. The tender offer will not be conditioned on the Exchange obtaining any financing. The Exchange intends to acquire any shares not acquired in the tender offer in a subsequent “short form” merger transaction at the same $32 per share cash price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS
The following discussion and analysis should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 8, 2006.
FINANCIAL OVERVIEW
Net income decreased slightly to $3.3 million, or $0.35 per share, in the first quarter of 2006, compared to $3.5 million, or $0.38 per share, for the first quarter of 2005. Revenues increased $2.9 million in the first quarter of 2006 primarily due to an increase in investment-related income. Realized gains totaled $0.3 million during the first quarter of 2006, compared to realized losses of $1.4 million during the first quarter of 2005. Benefits and expenses increased $3.7 million in 2006 as death benefits and amortization of deferred policy acquisition costs (DAC) increased by $3.0 million.
REVENUES
Analysis of Policy Revenue
Total net policy revenue increased 4.9%, to $15.1 million in the first quarter of 2006 from $14.4 million during the same period in 2005. Although total net premiums are up in 2006, premiums on new traditional policies issued declined in the first quarter of 2006 when compared to the same period in 2005. Direct new premiums on traditional life insurance policies decreased 8.0% to $2.1 million for the quarter ended March 31, 2006, from $2.3 million for the quarter ended March 31, 2005. Effective January 1, 2006, the Erie Insurance Group introduced multi-policy discounts on auto and home insurance for policyholders who have a qualifying amount of life insurance with the Company. The Company believes this discount will have a positive effect on new life policy sales. The Erie Insurance Group also made 22 agency appointments in 2006 and is currently offering ERIE Agents a chance to qualify for a promotional incentive contest ending June 30, 2006.
Analysis of Investment-related Income
Net investment income increased $1.0 million to $21.3 million in the first quarter of 2006 when compared to the same period in 2005. The increase in net investment income for the first quarter of 2006 is due in part to a moderate increase in the size of the investment portfolio and a slight improvement in yields on invested assets.
Net realized capital gains on investments were $0.3 million in the first quarter of 2006, compared to net realized capital losses of $1.4 million in the first quarter of 2005. The net realized losses for the first quarter of 2005 includes an impairment charge of $1.5 million. This impairment charge was from a fixed maturity investment in the automotive industry.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
The performance of the Company’s fixed maturities and preferred stock portfolios compared to the market index is presented below. Annualized returns are shown pre-tax and include investment income, realized and unrealized gains and losses.

Two year period ended
March 31, 2006
Company performance:
Fixed maturities	2.06%
Preferred stock	4.48

Market index:
Lehman Brothers U.S. Aggregate	1.7%
BENEFITS AND EXPENSES
Net death benefits
Net death benefits on life insurance policies increased $2.1 million in the first quarter of 2006 to $5.5 million from the first quarter of 2005. As the Company’s life insurance in force continues to grow, death benefits can be expected to increase. Net life insurance in force has grown from $17.9 billion at March 31, 2005 to $18.4 billion at March 31, 2006. Additionally, death benefits in any single quarter can vary above or below expected levels. Net death benefits in the first quarter of 2006 were above average levels, whereas net death benefits in the first quarter of 2005 were below average levels. Based on recent mortality studies, management believes its underwriting philosophy and practices are sound.
Interest expense
Interest expense incurred on annuity deposits increased 5.4%, or $0.6 million, during the first quarter of 2006 when compared to the same period in 2005. This increase can be attributed to a growth in annuity deposits and higher credited interest rates. Rates credited on deferred annuity deposits ranged from 3.5% — 6.25% during the first quarter of 2006, compared to 3.0% — 4.7% during the first quarter of 2005.
Future life policy benefits
The liability for future life policy benefits is computed considering various factors such as anticipated mortality, future investment yields, withdrawals and anticipated credit for reinsurance ceded. Increase in future life policy benefits, net of reinsurance ceded, totaled $3.2 million for the first quarter of both 2006 and 2005. The 2005 net increase in future life policy benefits includes a $0.7 million charge related to a correction in the determination of reinsurance reserve credits. The prior calculation method overstated the amount of such credits for certain policy types due to an error in determining the inventory of policies qualifying for such credits.
DAC amortization
Amortization of deferred policy acquisition costs increased $0.9 million, or 42.0%, to $3.2 million in the first quarter of 2006, from $2.3 million during the same period in 2005. In accordance with FAS 97, the Company periodically evaluates certain assumptions used to determine DAC and corresponding amortization related to its interest sensitive products. During the first quarter of 2006, the Company unlocked assumptions on its universal life and annuity products related to interest rate spreads,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
investment returns and credited interest rates. As a result of unlocking these assumptions, the DAC asset was decreased and the amortization of DAC was increased by $0.8 million. During the first quarter of 2005, the Company unlocked certain assumptions on its interest sensitive products based on the results of an expense study. As a result of unlocking these expense assumptions, the DAC asset was increased and the amortization of DAC was decreased by $0.4 million during the first quarter of 2005.
Analysis of other expenses
General expenses
General expenses, net of DAC and reinsurance expense allowances, decreased $0.3 million from the first quarter of 2005, to $4.3 million for the first quarter of 2006. General expenses include salaries, employee benefits, data processing expenses, professional fees, occupancy expenses and other office and general administrative expenses of the Company. Certain general expenses of the Company related to the acquisition and underwriting of new policies are deferred as DAC. The decrease in the first quarter of 2006 general expenses includes a $0.3 million credit adjustment for the re-estimation of certain litigation costs in previous periods. In addition, the Company has recently included a provision in several of its reinsurance treaties whereby the Company cedes a portion of its policy fees to reinsurers. This request was made by the Company’s reinsurers to enable them to reduce the impact of deficiency reserves. There is no impact to the Company’s net income as the Company receives an expense allowance of a 100% of these fees. These allowances reduced the general expenses for the first quarter of 2006 by $0.6 million. Offsetting these reductions to expenses are increases to the Company’s salaries of $0.3 million in 2006 due to increases in average pay rates and bonuses paid in the first quarter along with an increase to consultant fees of $0.2 million relating to various Company initiatives.
Federal income taxes
The Company’s effective tax rate for the first quarter of 2006, based on information reported in its Statement of Operations, was 29.1%. During the quarter, the Company adjusted its deferred taxes to reflect a change in recognizing a deferred tax asset it previously recorded in 2005. This adjustment decreased the federal income tax expense for the period by $0.3 million, or $0.03 per share. The Company’s effective tax rate for the quarter, excluding this adjustment, would have been 35.0%.
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
The Company’s invested assets are sufficiently liquid to meet commitments to its policyholders. At March 31, 2006, the Company’s investment portfolio consisting of cash, investment grade bonds and investment grade preferred stock, totaled more than $1.4 billion, or 93.3% of total investments. These resources provide the liquidity the Company requires to meet known and reasonable unforeseen demands on its funds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
All investments are evaluated monthly for other-than-temporary impairment loss. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: 1) the extent and duration to which fair value is less than cost, 2) historical operating performance and financial condition of the issuer, 3) near term prospects of the issuer and its industry based on analysts’ recommendations, 4) specific events that occurred affecting the issuer, including a ratings downgrade, and 5) the Company’s ability and intent to hold the investment for a period of time sufficient to allow for a recovery in value. An investment that is deemed impaired is written down to its estimated net realizable value. Impairment charges are included as realized losses in the Statements of Operations.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of the Company’s ability to secure enough cash to meet its contractual obligations and operating needs. Insurance premiums are collected prior to claims and benefit disbursements and these funds are invested to provide necessary cash flows in future years. The Company’s major sources of cash from operations are life insurance premiums and investment income. Major cash outflows from operations are for benefits to policyholders, commissions to agents and salaries and other operating expenses. Net cash used in operating activities for the three months ended March 31, 2006 was $1.6 million, including $7.8 million of net death benefits paid to policyholders. Net death benefits paid to policyholders for the three months ended March 31, 2005 totaled $2.4 million. With investments and cash and cash equivalents totaling approximately $1.5 billion at March 31, 2006, the Company’s liquidity position remains strong.
Annuity and universal life deposits, which do not appear as revenue on the Statement of Operations, are a source of funds. These deposits do not involve a mortality or morbidity risk and are accounted for using methods applicable to comparable interest-bearing obligations of other types of financial institutions. This method of accounting records deposits as a liability rather than as revenue. Annuity and universal life deposits were $23.5 million in the first quarter of 2006 and $22.6 million in the first quarter of 2005. The Company’s ability to attract deposits depends in large part on the relative attractiveness of its product compared

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS (Continued)
to other investment alternatives. In August 2005, the Company began offering a new annuity product – ERIE Flagship Annuity. Because this new product uses a “New Money” interest rate method and has other attractive provisions, the Company expects this product to remain competitive in the market place.
All Company commitments are met by cash flows from policy revenue, annuity and universal life deposits and investment income. Management believes its cash flow from operations and its liquid assets and marketable securities will also enable the Company to meet any foreseeable cash requirements. Also available as a source of funds to the Company is a $10 million committed line of credit with a commercial bank. The Company may use extensions of credit from the bank to fund working capital needs of the Company and for other general corporate purposes. At March 31, 2006 and December 31, 2005, securities held as collateral on the committed line of credit totaled $16.0 million and $16.1 million, respectively. At March 31, 2006 and December 31, 2005, there were no borrowings on this line of credit.
For a complete discussion of the fixed contractual obligations see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 8, 2006.
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
The guaranteed interest rates and approximate deposit liabilities for deferred annuity products with credited interest rates subject to change by the Company are as follows:

Initial		Current	Deposit
Guaranteed	Policy	Guaranteed	Liabilities
Interest Rate	Years	Interest Rate	(in Thousands)
4.5%	1-5	4.5%	$221,649
4.5%	6-10	4.0%	110,212
4.5%	Over 10	3.5%	200,603
3.0%	All Years	3.0%	64,611
1.5%	All Years	1.5%	48,375

Total			$645,450

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
As mentioned previously, the Company introduced a new portfolio of deferred annuity products during the third quarter of 2005. The new portfolio includes a number of features that are expected to add flexibility in dealing with interest rate changes, including higher interest rates on larger deposits and a “new money” interest crediting method that allows the Company to quickly change credited interest rates in response to market conditions. The portfolio has a longer surrender charge period and higher surrender charge percentages, which will reduce the Company’s vulnerability to disintermediation risk.
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
Information technology development
On April 13, 2006, the Erie Insurance Group (Group) announced its decision to cease development of ErieConnection, the web based property and casualty personal lines policy processing and administration system under development since 2002. This decision will have no impact on the Company’s financial statements. The announcement followed an extensive study of the viability of the system and consideration of the advancements in technology that have occurred since the inception of the ErieConnection program. The Group intends to develop a program of enhancements to its existing policy administration systems and the existing agency interface system, investing in improvements that will enhance the ease of doing business with the organization and solidify the technological infrastructure underlying these systems. Estimates of the cost, duration and deliverables under this program are currently being developed.
The Company’s ability to attract new policyholders and to retain existing policyholders is directly influenced by the Company’s independent agents’ decisions to place business with the Company. To the extent that technological capabilities of alternative carriers represented by the Company’s agents are greater than those of the Company, the Company’s sales could be adversely affected.
Tender Offer
As referenced in footnote 12, the Exchange expects to purchase all of the publicly held shares of the Company. This will eliminate the Company’s future public filings with the Securities and Exchange Commission (SEC), and associated expenses. In addition, based on current regulations, the Company would be required to meet certain internal control evaluations under the Sarbanes-Oxley Act of 2002 beginning in year 2007. If the tender offer is completed as scheduled, however, the Company will not be subject to these additional compliance requirements and thus, the expenses associated with the compliance efforts would not materialize The Exchange commenced the tender offer and has mailed offering materials to the Company’s shareholders. The Exchange has filed all necessary information with the SEC. The completion of the tender offer and, if the tender offer is completed, the consummation of the merger, does not require approval by the Company’s Board of Directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A in the Company’s 2005 Annual Report on Form 10-K. The risks associated with interest rate guarantees on the Company’s universal life and annuity products are discussed in the Company’s Annual Report on Form 10-K for 2005 in Factors That May Affect Future Results. The information contained in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report on Form 10-K is incorporated herein by reference.
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
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, profitability and business relationships and the Company’s other business activities during 2006 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, any change in the Company’s internal control over financial reporting and determined that there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In December of 2005, the Court of Common Pleas of Philadelphia County, Pennsylvania entered a Final Order Approving the Class Action Settlement and Dismissing the Class Action With Prejudice. The Court approved attorneys’ fees, administrative expenses, and costs as part of its Final Order. The time for filing an appeal expired and no appeal was filed. The attorneys’ fees, administrative expenses and costs were paid by EFL in February 2006. EFL mailed refund checks to qualifying class members selecting the cash refund option in March 2006. For class members receiving the supplemental death benefit coverage, the 180-day period for EFL to provide supplemental life insurance coverage to qualifying class members expires on July 19, 2006.

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
Date: May 3, 2006